Form 10-Q
period 2021-06-30
PROCORE TECHNOLOGIES, INC.
filed 2021-08-06
CIK 1611052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 001-40396

Procore Technologies, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	73-1636261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6309 Carpinteria Avenue Carpinteria, CA	93013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 477-6267

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	PCOR	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of July 30, 2021, the registrant had 131,130,415 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, are forward looking statements of our future operating results and financial position, our business strategy and plans, market growth and trends, and objectives for future operations, and the impact of the ongoing coronavirus pandemic, or the COVID-19 pandemic, on our financial conditions and results of operations. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our expectations regarding our financial performance, including revenues, expenses, and margins, and our ability to achieve or maintain future profitability;
•	our ability to effectively manage our growth;
•	anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•	economic and industry trends, in particular the rate of adoption of construction management software and digitization of the construction industry;
•	our ability to attract new customers and retain and increase sales to existing customers;
•	our ability to expand internationally;
•	the effects of increased competition in our markets and our ability to compete effectively;
•	our estimated total addressable market;
•	our ability to develop new products and features, and whether our customers and prospective customers will adopt these new products and features;
•	our ability to maintain, protect, and enhance our brand;
•	the sufficiency of our cash to meet our cash needs for at least the next 12 months;
•	future acquisitions, joint ventures, or investments;
•	our ability to comply or remain in compliance with laws and regulations that currently apply or become applicable to our business in the United States and internationally;
•	the effects of COVID-19 pandemic or other public health crises;
•	our reliance on key personnel and our ability to attract, maintain, and retain management and skilled personnel;
•	the future trading prices of our common stock; and
•	our anticipated use of the net proceeds from our initial public offering.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe,” and similar statements, reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

RISK FACTORS SUMMARY

Investing in our common stock involves a high degree of risk. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks we face can be found under the heading “Risk Factors” in Part II of the Quarterly Report on Form 10-Q.

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. These risks include, among others, the following:

•

we have experienced rapid growth in recent periods, and such growth may not be indicative of our future growth. If we fail to properly manage future growth, our business, financial condition, results of operations, and prospects could be materially adversely affected;

•	we have a history of losses and may not be able to achieve or sustain profitability in the future;
•	our business may be significantly impacted by changes in the economy and related reductions in spend across the construction industry;
•	the construction management software industry is evolving and may not develop in ways we expect;
•

our current and future products and features may not be widely accepted by our customers, and we may not be able to respond to technological changes, changes in customer demands and preferences, or develop new products and functionality;

•

we are continuing to expand our operations outside the United States, where we may be subject to increased business, regulatory, and economic risks that could materially adversely affect our business, financial condition, results of operations, and prospects;

•	our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to maintain and expand our customer base will be impaired;
•	our ability to increase our customer base and achieve broader market acceptance of our products will significantly depend on our ability to develop and expand our sales and marketing capabilities;
•	we operate in a competitive market, and we must continue to compete effectively;
•	our results of operations may fluctuate significantly, which could make our future results difficult to predict and could cause our results of operations to fall below expectations;
•	if we lose key management personnel or if we are unable to retain or hire additional qualified personnel, we may not be able to achieve our strategic objectives;
•	our market opportunity estimates and growth forecasts included in our public filings could prove to be inaccurate; and
•	the COVID-19 pandemic has had and could continue to have an adverse impact on our business, operations, and the markets and communities in which we, our partners, and our customers operate.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Procore Technologies, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except number of shares and par value)	December 31, 2020	June 30, 2021
Assets
Current assets
Cash and cash equivalents	$379,907	$1,060,512
Accounts receivable, net	77,692	66,782
Contract cost asset, current	13,598	15,324
Prepaid expenses and other current assets	16,772	23,243
Total current assets	487,969	1,165,861
Capitalized software development costs, net	18,538	18,946
Property and equipment, net	30,252	31,470
Right of use assets - finance leases	42,108	40,770
Right of use assets - operating leases	49,756	46,094
Contract cost asset, non-current	19,454	22,749
Intangibles, net	33,241	43,935
Goodwill	125,966	137,335
Restricted cash, non-current	3,104	3,104
Other assets	10,379	7,883
Total assets	$820,767	$1,518,147
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$9,012	$6,513
Accrued expenses	28,492	42,964
Deferred revenue, current	213,438	226,151
Other current liabilities	10,768	11,953
Total current liabilities	261,710	287,581
Deferred revenue, non-current	6,373	4,612
Finance lease liabilities, non-current	48,835	48,003
Operating lease liabilities, non-current	46,558	43,601
Other liabilities, non-current	1,919	7,688
Total liabilities	365,395	391,485
Contingencies (Note 6)
Redeemable convertible preferred stock, $0.0001 par value, 85,734,623 and 0 shares authorized at December 31, 2020 and June 30, 2021, respectively; 85,331,278 and 0 shares issued and outstanding at December 31, 2020 and June 30, 2021, respectively.	727,474	—
Stockholders’ (deficit) equity
Preferred stock, $0.0001 par value, 0 and 100,000,000 shares authorized at December 31, 2020 and June 30, 2021, respectively; 0 shares issued and outstanding at December 31, 2020 and June 30, 2021.	—	—
Common stock, $0.0001 par value, 138,490,810 and 1,000,000,000 shares authorized at December 31, 2020 and June 30, 2021, respectively; 30,707,113 and 131,067,005 shares issued and outstanding at December 31, 2020 and June 30, 2021, respectively.	3	13
Additional paid-in capital	124,755	1,687,184
Accumulated other comprehensive income (loss)	187	(37)
Accumulated deficit	(397,047)	(560,498)
Total stockholders’ (deficit) equity	(272,102)	1,126,662
Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$820,767	$1,518,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Revenue	$96,553	$122,790	$188,890	$236,728
Cost of revenue	17,069	25,493	34,526	45,852
Gross profit	79,484	97,297	154,364	190,876
Operating expenses
Sales and marketing	42,638	99,905	90,700	153,870
Research and development	26,518	88,627	54,751	123,172
General and administrative	13,467	57,827	29,450	75,754
Total operating expenses	82,623	246,359	174,901	352,796
Loss from operations	(3,139)	(149,062)	(20,537)	(161,920)
Interest expense, net	(538)	(576)	(920)	(1,138)
Change in fair value of Series I redeemable convertible preferred stock warrant liability	(10,605)	—	(10,605)	—
Other income (expense), net	741	(44)	(477)	(227)
Loss before provision for income taxes	(13,541)	(149,682)	(32,539)	(163,285)
Provision for income taxes	208	37	244	166
Net loss	$(13,749)	$(149,719)	$(32,783)	$(163,451)
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(2.04)	$(1.22)	$(3.11)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	27,346,530	73,539,568	26,893,572	52,564,840
Total comprehensive loss
Net loss	$(13,749)	$(149,719)	$(32,783)	$(163,451)
Foreign currency translation adjustment	72	(200)	(32)	(224)
Comprehensive loss	$(13,677)	$(149,919)	$(32,815)	$(163,675)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2019	78,863,035	$442,897	25,394,082	$3	$47,043	$20	$(300,824)	$(253,758)
Cumulative- effect of accounting change due to adoption of ASU 2016-13	—	—	—	—	—	—	(56)	(56)
Exercise of stock options	—	—	1,726,099	—	5,727	—	—	5,727
Issuance of Series I redeemable convertible preferred stock, net of issuance costs of $60	4,355,502	152,941	—	—	—	—	—	—
Stock-based compensation	—	683	—	—	5,300	—	—	5,300
Foreign currency translation adjustment	—	—	—	—	—	(104)	—	(104)
Net loss	—	—	—	—	—	—	(19,034)	(19,034)
Balances as of March 31, 2020	83,218,537	$596,521	27,120,181	$3	$58,070	$(84)	$(319,914)	$(261,925)
Exercise of stock options	—	—	703,096	—	4,497	—	—	4,497
Issuance of Series I redeemable convertible preferred stock for cash, net of issuance costs of $9	132,046	4,991	—	—	—	—	—	—
Stock-based compensation	—	683	—	—	6,124	—	—	6,124
Foreign currency translation adjustment	—	—	—	—	—	72	—	72
Net loss	—	—	—	—	—	—	(13,749)	(13,749)
Balances as of June 30, 2020	83,350,583	$602,195	27,823,277	$3	$68,691	$(12)	$(333,663)	$(264,981)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2020	85,331,278	$727,474	30,707,113	$3	$124,755	$187	$(397,047)	$(272,102)
Exercise of stock options	—	—	1,264,484	—	11,038	—	—	11,038
Stock-based compensation	—	676	—	—	9,710	—	—	9,710
Foreign currency translation adjustment	—	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	—	(13,732)	(13,732)
Balances as of March 31, 2021	85,331,278	$728,150	31,971,597	$3	$145,503	$163	$(410,779)	$(265,110)
Exercise of stock options	—	—	1,644,603	—	17,658	—	—	17,658
Stock-based compensation	—	225	—	—	138,055	—	—	138,055
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(85,331,278)	(728,375)	85,331,278	9	728,366	—	—	728,375
Issuance of common stock upon initial public offering, net of underwriting discounts and offering costs	—	—	10,410,000	1	657,617	—	—	657,618
Issuance of common stock, net of common stock withheld for tax liability upon settlement of restricted stock units	—	—	1,709,527	—	(15)	—	—	(15)
Foreign currency translation adjustment	—	—	—	—	—	(200)	—	(200)
Net loss	—	—	—	—	—	—	(149,719)	(149,719)
Balances as of June 30, 2021	—	$—	131,067,005	$13	$1,687,184	$(37)	$(560,498)	$1,126,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2021
Operating activities
Net loss	$(32,783)	$(163,451)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock-based compensation	12,326	147,746
Depreciation and amortization	12,397	15,120
Change in fair value of Series I redeemable convertible preferred stock warrant liability	10,605	—
Abandonment of long-lived assets	966	554
Noncash lease expense	3,150	3,735
Unrealized foreign currency (gain) loss, net	(370)	691
Deferred income taxes	—	(99)
Changes in operating assets and liabilities, net of effect of business combinations
Accounts receivable	6,484	11,113
Deferred contract cost assets	796	(5,062)
Prepaid expenses and other assets	(123)	(5,723)
Accounts payable	(88)	(2,908)
Accrued expenses and other liabilities	(11,498)	14,535
Deferred revenue	(776)	10,845
Operating lease liabilities	(2,046)	(1,929)
Net cash flow (used in) provided by operating activities	(960)	25,167
Investing activities
Purchases of property and equipment	(5,311)	(4,194)
Capitalized software development costs	(6,930)	(5,716)
Strategic investments	—	(3,450)
Acquisition of businesses, net of cash acquired	(3,325)	(19,982)
Net cash flow used in investing activities	(15,566)	(33,342)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	157,942	—
Proceeds from issuance of Series I redeemable convertible preferred stock warrant	11,923	—
Proceeds from initial public offering, net of underwriting commissions and discounts	—	665,129
Proceeds from stock option exercises	10,059	29,126
Payment of debt issuance costs	(80)	—
Payments of deferred offering costs	(2,216)	(3,527)
Payment of deferred business acquisition consideration	—	(475)
Principal payments under finance lease agreements, net of proceeds from lease incentives	(658)	(742)
Net cash flow provided by financing activities	176,970	689,511
Net increase in cash, cash equivalents and restricted cash	160,444	681,336
Effect of exchange rate changes on cash	336	(731)
Cash, cash equivalents and restricted cash, beginning of period	121,828	383,253
Cash, cash equivalents and restricted cash, end of period	$282,608	$1,063,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2021
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$279,227	$1,060,512
Restricted cash, current at end of period included in prepaid expenses and other current assets	—	242
Restricted cash, non-current at end of period	3,381	3,104
Total cash, cash equivalents and restricted cash at end of period shown in the consolidated statements of cash flows	$282,608	$1,063,858
Supplemental disclosure of cash flow information
Cash paid for interest other than finance leases	$71	$110
Cash (received) paid for income taxes, net	(39)	214
Cash received for lease incentives	1,012	1,070
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	1,073	1,046
Operating cash flows from operating leases	3,696	3,713
Financing cash flows from finance leases	755	835
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses at period end	1,615	1,158
Capitalized software development costs included in accounts payable and accrued expenses at period end	400	666
Deferred offering costs included in accounts payable and accrued expenses at period end	1,672	641
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	—	728,375
Indemnity holdback consideration associated with a business combination	—	4,050
Stock-based compensation capitalized for software development	464	920
Right of use assets obtained in exchange for operating lease liabilities	10,334	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

Procore Technologies, Inc. and subsidiaries (together “Procore”, the “Company”, “we”, “us”, or “our”) provide a cloud-based construction management platform and related software products that allow the construction industry’s key stakeholders, such as owners, general contractors, specialty contractors, architects, and engineers, to collaborate on construction projects.

The Company was incorporated in California in 2002 and re-incorporated in Delaware in 2014. The Company is headquartered in Carpinteria, California, and has operations in California, New York, Texas, Minnesota, and Oregon in the United States, and internationally in Australia, Canada, England and Mexico.

Initial Public Offering

The Company’s registration statement on Form S-1 related to its initial public offering (“IPO”) was declared effective on May 19, 2021, and the Company’s common stock began trading on the New York Stock Exchange on May 20, 2021. On May 24, 2021, the Company completed its IPO, in which it issued and sold 10,410,000 shares of common stock at a price of $67.00 per share, including 940,000 shares of common stock pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The Company received $665.1 million in net proceeds, after deducting underwriting discounts and commissions of $32.3 million and before other offering costs of $7.5 million. At the closing of the IPO, all outstanding shares of redeemable convertible preferred stock were automatically converted into an aggregate of 85,331,278 shares of common stock on a one-for-one basis, further discussed in Note 8 and 9 to these condensed consolidated financial statements.

Upon the effectiveness date of the registration statement for the IPO, the performance vesting condition of restricted stock units (“RSUs”) was met and the Company recognized $115.3 million of stock-based compensation expense in its condensed consolidated statement of operations, for the portion of the service period completed by employees and non-employees from the grant date through the effectiveness date of the registration statement for the IPO, as further described in Note 10 to these condensed consolidated financial statements.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements include the interim financial statements of Procore Technologies, Inc. and its subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are unaudited. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2020. The condensed consolidated balance sheet information as of December 31, 2020 has been derived from our audited consolidated financial statements. The condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The accounting policies used in the preparation of these condensed consolidated financial statements are the same as those disclosed in the audited consolidated financial statements and related notes for the year ended December 31, 2020.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates its estimates and assumptions for continued reasonableness, primarily with respect to revenue recognition, the period of benefit of contract cost assets, the fair value of assets acquired and liabilities assumed in a business combination, stock-based compensation expense, the fair value of the Company’s common stock prior to the effective date of its IPO, the recoverability of goodwill and long-lived assets, useful lives of long-lived assets, capitalization of software development costs, the fair value of the Series I redeemable convertible preferred stock warrant liability, and income taxes, including related reserves and allowances. Appropriate adjustments, if any,

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

to the estimates used are made prospectively based upon such periodic evaluation. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable. Actual results could differ from our estimates.

In light of the currently unknown duration and severity of the COVID-19 pandemic, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply our significant accounting policies.

As of the date these condensed consolidated financial statements were issued, we are not aware of any specific event or circumstance that would require us to update our estimates or judgments or to revise the carrying value of our assets or liabilities. Judgments and assumptions may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could result in a meaningful impact on our condensed consolidated financial statements in future reporting periods.

Segments

We operate as a single operating segment. Our chief operating decision maker is our Chief Executive Officer who regularly reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources.

Deferred Offering Costs

Deferred offering costs of $5.0 million were recorded as other assets on the condensed consolidated balance sheet as of December 31, 2020, and consisted of costs incurred in connection with the sale of the Company’s common stock in the IPO, including certain legal, accounting, printing, and other IPO related costs. Upon the closing of the IPO, deferred offering costs of $7.5 million were reclassified to stockholders’ equity as a reduction from the proceeds of the offering. There are no deferred offering costs as of June 30, 2021.

Strategic Investments

We hold investments in equity securities of certain privately held companies, which do not have readily determinable fair values. We have elected to measure these non-marketable investments at cost, with remeasurements to fair value only upon the occurrence of observable price changes in orderly transactions for the identical or similar securities of the same issuer, or in the event of any impairment. This election is reassessed each reporting period to determine whether a non-marketable equity security has a readily determinable fair value, in which case they would no longer be eligible for this election. All gains and losses on privately held equity securities, realized and unrealized, are recorded in other income (expense), net on the condensed consolidated statements of operations. We evaluate our non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. If an impairment exists, a loss is recognized in the condensed consolidated statements of operations for the amount by which the carrying value exceeds the fair value of the investment. As of June 30, 2021, the Company had investments in equity securities of $3.5 million, included within other assets in the condensed consolidated balance sheet. The Company had no equity securities as of December 31, 2020. No impairments were recorded as of June 30, 2021.

Fair value measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value measurements are based on a fair value hierarchy using three levels of inputs, of which the first two are considered observable and the last is considered unobservable, as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2

Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of December 31, 2020 and June 30, 2021, the carrying value of the Company’s financial instruments included in current assets and current liabilities (including restricted cash, accounts receivable, accounts payable and accrued expenses) approximate fair value due to the short- term nature of such items. The Company classifies its money market funds recorded in cash equivalents within Level 1 of the hierarchy as the values are derived from quoted prices in active markets. As of December 31, 2020 and June 30, 2021, cash equivalents of $363.1 million and $1,046.6 million, respectively, were held in money market funds.

In March 2020, the Company issued a warrant to purchase Series I redeemable convertible preferred stock (“Series I warrant”). The Series I warrant was recorded as a liability on the condensed consolidated balance sheet at fair value of $11.9 million at the time of issuance. Subsequent changes in the fair value of the Series I warrant each reporting period were recorded in the condensed consolidated statements of operations and comprehensive loss, until the earlier of the exercise or expiration of the Series I warrant. The Series I warrant was exercised in December 2020. The fair value measurements used in determining the fair value of the Series I warrant liability were categorized as Level 3 on the fair value hierarchy because they were based on unobservable inputs and management’s judgment due to the absence of quoted market prices and inherent lack of liquidity of such financial instruments. Refer to Note 8 to these condensed consolidated financial statements for further information.

The Company's investments in privately held equity securities are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company classifies these assets as Level 3 within the fair value hierarchy. For investments without a readily determinable fair value, the Company looks to observable transactions, such as the issuance of new equity by an investee, as indicators of investee enterprise value and are used to estimate the fair value of the investments.

Deferred revenue

Contract liabilities consist of revenue that is deferred when we have the contractual right to invoice in advance of transferring services to our customers. The Company recognized revenue of $83.7 million and $103.6 million during the three months ended June 30, 2020 and 2021, respectively, that was included in deferred revenue balances at the beginning of the respective periods. The Company recognized revenue of $128.1 million and $156.1 million during the six months ended June 30, 2020 and 2021, respectively, that was included in deferred revenue balances at the beginning of the respective periods.

Remaining Performance Obligation

The transaction price allocated to remaining performance obligations represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancellable contracts that will be invoiced and recognized as revenue in future periods. As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $478.4 million, of which the Company expects to recognize approximately 72% as revenue in the next 12 months and substantially all of the remainder between 12 and 36 months thereafter.

Recently issued accounting pronouncements—Not yet adopted

Simplifying the Accounting for Convertible Instruments

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The new guidance simplifies the accounting for certain financial instruments by removing certain separation models required under current U.S. GAAP, including the beneficial conversion feature and cash conversion feature. ASU 2020-06 also improves and amends the related Earnings Per Share guidance for both Subtopics. ASU 2020-06 is effective for public business entities for fiscal years beginning after December 15, 2021 and interim periods within that fiscal year. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the impact of the adoption of ASU 2020-06 on its condensed consolidated financial statements.

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

3.	BUSINESS COMBINATION

Indus.ai Inc.

 On May 3, 2021, the Company completed the acquisition of Indus.ai Inc. (“Indus”), a Canadian based privately held company that offers an artificial intelligence-powered analytics platform to provide actionable insights for the construction industry, by acquiring 100% of the outstanding voting interests in Indus for preliminary purchase consideration of approximately $24.3 million in cash. Of the total purchase consideration, $4.1 million was held back to secure certain indemnification obligations (“Holdback Consideration”) in accordance with the stock purchase agreement and will be paid in 2022 on the 18-month anniversary of the acquisition. The Holdback Consideration is recorded in other liabilities on the condensed consolidated balance sheet as of June 30, 2021. The purpose of this acquisition is to accelerate the development of the Company’s artificial intelligence and machine learning solutions.

The purchase consideration was primarily allocated to developed technology intangible assets with an estimated fair value of $14.8 million at the acquisition date, which was valued using the cost to rebuild method. The fair value of the remaining acquired tangible and intangible net assets was immaterial. We also recorded deferred tax liability of $2.0 million as a result of the acquisition. The Company recorded goodwill, which represents the excess of the purchase consideration over the tangible and intangible assets acquired and liabilities assumed, of $11.5 million relating to this acquisition. Goodwill is not deductible for income tax purposes. The goodwill balance is primarily attributed to the synergies expected and the skilled workforce acquired.

The measurement periods for the valuation of assets acquired and liabilities assumed end as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, but do not exceed 12 months. The purchase price allocation is subject to future adjustments as a result of finalizing the closing net working capital.

Developed technology acquired is amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the technology is expected to be consumed, over its estimated useful life of five years. The amortization expense is recorded in research and development in the condensed consolidated financial statements of operations and comprehensive loss, as the acquired developed technology will be used to improve our internal research and development capabilities.

The Company has not separately presented pro forma results reflecting the acquisition of Indus, or revenue and operating losses of Indus for the period from the acquisition date through June 30, 2021 as the impacts were not material to the condensed consolidated financial statements. The transaction costs associated with the acquisition were not material and expensed as incurred, as general and administrative expenses in the consolidated statements of operations and comprehensive loss.

4.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets

Our finite-lived intangible assets are summarized as follows (in thousands):

	December 31, 2020
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$25,141	$(5,817)	$19,324
Customer relationships	16,450	(2,533)	13,917
Total	$41,591	$(8,350)	$33,241

	June 30, 2021
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$39,808	$(8,845)	$30,963
Customer relationships	16,450	(3,478)	12,972
Total	$56,258	$(12,323)	$43,935

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

We estimate that there is no significant residual value related to our intangible assets. Intangible assets amortization expense is summarized as follows (in thousands):

	Six Months Ended June 30,
	2020	2021
Cost of revenue	$1,522	$2,172
Sales and marketing	808	945
Research and development	305	863
Total amortization of acquired intangible assets	$2,635	$3,980

Goodwill

The following table presents the changes in carrying amount of goodwill during the six months ended June 30, 2021 (in thousands):

Beginning balance	$125,966
Additions	11,464
Other adjustments (1)	(95)
Ending balance	$137,335

(1)	Adjustments include the effect of foreign currency translation.

The addition to goodwill was due to the acquisition of Indus, as disclosed in Note 3 to these condensed consolidated financial statements. There was no impairment of goodwill during the periods presented.
5.	ACCRUED EXPENSES

The following represents the components of accrued expenses contained within our condensed consolidated balance sheets at the end of each period (in thousands):

	December 31,	June 30,
	2020	2021
Accrued commissions and bonuses	$14,120	$17,262
Accrued salary and payroll tax liabilities	5,818	11,588
Other accrued expenses	8,554	14,114
Total accrued expenses	$28,492	$42,964

6.	CONTINGENCIES

Litigation

From time to time, the Company may be subject to various litigation matters arising in the ordinary course of business. The Company however is not aware of any currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations or cash flows should such litigation be resolved unfavorably.

Indemnifications

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable.

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. To date, the Company has not accrued a liability for these guarantees, because the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.
7.	CREDIT FACILITY

The Company has a credit agreement (the “Credit Facility”) provided by Silicon Valley Bank, to be used for general corporate purposes, including the financing of working capital requirements. As of December 30, 2020 and June 30, 2021, the aggregate principal amount available under the Credit Facility was up to $75.0 million with the option to increase the availability up to $100.0 million.

The Credit Facility contains financial covenants that require the Company to maintain minimum annual recurring revenue, as defined in the credit agreement, and a liquidity ratio, if the Credit Facility is drawn, of at least 1.25 to 1.00. The Credit Facility also contains restrictions on our ability to pay dividends, make distributions or payments to stockholders, or redeem, retire, or purchase any capital stock, make any restricted investments, and engage in changes in business, key personnel, control, or business locations.

As of each period presented, no amounts had been drawn down under the Credit Facility, and the Company was in compliance with all financial covenants.

As of December 31, 2020 and June 30, 2021, the Company had letters of credit outstanding of $7.0 million and $6.9 million, respectively, to secure various U.S. leased office facilities.
8.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

Upon the closing of the IPO, all of the outstanding redeemable convertible preferred stock were automatically converted into an aggregate of 85,331,278 shares of our common stock on a one-for-one basis, and the carrying value, totaling $728.4 million, was reclassified into common stock and additional paid-in capital on the condensed consolidated balance sheet.

Series I redeemable convertible preferred stock warrant

In March 2020, the Company issued a warrant to purchase 1,452,513 shares of Series I redeemable convertible preferred stock with a term that expired upon the earlier of (a) the one-year anniversary from the issuance date, or (b) the occurrence of a liquidity event (either on the effective date of a registration statement for our IPO or a change in control).

At the issuance date, we recorded the fair value of the Series I warrant liability of $11.9 million as a discount to the carrying value of the Series I redeemable convertible preferred stock. The Series I warrant liability was remeasured at its fair value through the date of exercise with changes in fair value recorded in the condensed consolidated statements of operations and comprehensive loss. In December 2020, the Series I warrant holder exercised the warrant and the Company issued 1,452,513 shares of Series I redeemable convertible preferred stock for proceeds of $55.0 million.

The following inputs were used in the Black-Scholes option pricing model in determining the fair value of the Series I warrant liability for the period from issuance date to June 30, 2020:

	March 31,	June 30,
	2020	2020
Fair value of Series I redeemable convertible preferred stock per share	$35.04	$47.67
Expected term (in years)	1.00	0.75
Expected volatility	66.90%	67.80%
Risk-free interest rate	0.16%	0.16%
Dividend yield	0.00%	0.00%

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides a summary of the changes in the fair value of the Company’s Series I warrant liability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020		2021
Beginning balance	$11,923	$-	$		$-
Issuance of Series I warrant	-	-		11,923	-
Change in fair value measurement of Series I warrant liability	10,605	-		10,605	-
Ending balance	$22,528	$-		$22,528	$-

9.	COMMON STOCK

Upon the closing of the IPO, the Company filed an Amended and Restated Certificate of Incorporation which authorized 1,000,000,000 shares of common stock with a par value of $0.0001 per share, and 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share. Each share of common stock is entitled to one vote per share.

10.	STOCK-BASED COMPENSATION

2021 Equity Incentive Plan

In May 2021, the Company’s board of directors adopted, and the stockholders approved the 2021 Equity Incentive Plan (the "2021 Plan") with the purpose of granting stock-based awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other forms of awards, to employees, directors, and consultants, including employees and consultants of our affiliates. A total of 30,962,615 shares of common stock are available for issuance under the 2021 Plan.

Stock options

The following table summarizes the stock option activity during the six months ended June 30, 2021:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2020	12,410,041	$12.51
Exercised	(2,909,087)	9.86
Cancelled/Forfeited	(399,256)	19.99
Outstanding at June 30, 2021	9,101,698	13.03
Exercisable at June 30, 2021	6,228,194	$10.38

Restricted stock units

Beginning in 2018, the Company began issuing RSUs to certain employees, officers, non-employee consultants and directors. The RSUs granted prior to the IPO vest upon the satisfaction of both a service and a performance condition, if both conditions are met before the award’s expiration date. For certain awards the performance condition was satisfied solely on the effective date of a registration statement for our IPO and for other awards the performance condition was satisfied on the earlier of either the effective date of a registration statement for our IPO or a change in control. RSUs granted with service vesting conditions are generally satisfied over four years on either a quarterly or annual vesting schedule.

Upon the effective date of the registration statement for the IPO, the performance vesting condition for all RSUs granted was satisfied and the Company recognized on a graded vesting basis a cumulative catch-up stock-based compensation adjustment of $115.3 million in its condensed consolidated statement of operations for the portion of the service period satisfied from the grant date through the effective date of the registration statement. All RSUs granted subsequent to the IPO vest based on continued service, which is generally over four years.

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

A summary of activity in connection with our RSUs during the six months ended June 30, 2021 are as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2020	5,357,120	$31.20
Granted	2,541,676	64.33
Released	(1,710,026)	29.20
Cancelled/Forfeited	(304,119)	40.11
Outstanding at June 30, 2021	5,884,651	$45.51

Total unrecognized stock‑based compensation expense related to unvested RSUs was $185.8 million as of June 30, 2021, which is expected to be amortized over a weighted‑average vesting period of 1.6 years.

Restricted stock awards

In July 2019, we granted 205,464 restricted Series H-1 redeemable convertible preferred stock awards (“RSAs”) at a grant date fair value of $26.75 to employees in connection with the acquisition of Honest Buildings. These shares are released from restriction 50% on the first anniversary and 50% on the second anniversary of the acquisition date based on the key employees providing service to the Company. As of June 30, 2020 and 2021, zero and 102,732 of the RSAs have vested, respectively. Upon the closing of the IPO, the RSAs automatically converted into shares of restricted common stock on a one-for-one basis. During the three months ended June 30, 2020 and 2021, the Company recognized stock-based compensation expense of $0.7 million and $0.7 million, respectively, for these RSAs. During the six months ended June 30, 2020 and 2021, the Company recognized stock-based compensation expense of $1.4 million and $1.4 million, respectively, for these RSAs.

Sales of common stock

During the three months ended March 31, 2021, certain of the Company’s investors acquired outstanding common stock from the Company’s employees. For the shares acquired at a price in excess of the estimated fair value of the Company’s common stock, the Company recorded stock-based compensation expense of $5.5 million for the three months ended March 31, 2021 for the difference between the price paid by the investors and the estimated fair value on the date of the transactions. There were no sales of common stock to the Company’s investors at a price in excess of the estimated fair value in the three months ended June 30, 2021.

Employee Stock Purchase Plan

In May 2021, the Company’s board of directors adopted, and the stockholders approved the 2021 Employee Stock Purchase Plan (“ESPP”), which became effective, immediately prior to the effective date of the Company's IPO date. A total of 2,600,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the immediately preceding year; and (ii) 3,900,000 shares, except before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii).

The ESPP provides for consecutive offering periods that will typically have a duration of 12 months in length and is comprised of two purchase periods of six months in length. The offering periods are scheduled to start on May 16 and November 16 of each year. The first offering period commenced on the Company’s first day of trading on May 20, 2021 and is comprised of three purchase periods of approximately six months in length, scheduled to end on November 15, 2022.

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 2,500 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares shall be 85% of the lower of the fair market value of the common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. However, in the event the fair value of the common stock on the purchase date is lower than the fair value on the first trading day of the offering period, the offering period is terminated immediately following the purchase and a new offering period begins the following day. Participants may end their participation at any time during an offering period and will be repaid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment.

We estimate the fair value of the ESPP purchase rights on the date of grant using the Black-Scholes option pricing model with the following assumptions during the six months ended June 30, 2021.

Risk-free interest rate	0.03% to 0.05%
Expected term (in years)	0.5 to 1.5
Estimated dividend yield	0.00%
Estimated weighted-average volatility	63.42% to 69.39%

The term for the ESPP purchase rights is the offering period. We estimate volatility using historical volatilities of a group of public companies in a similar industry and stage of life cycle, selected by management, for a period commensurate with the term. The interest rate is derived from government bonds with a similar term to the ESPP purchase right granted. We have not declared, nor do we expect to declare dividends in the foreseeable future. Consequently, an expected dividend yield of zero was utilized.

Employee payroll contributions accrued in connection with the ESPP were $2.0 million as of June 30, 2021, and are included within accrued expenses in the condensed consolidated balance sheet. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders' equity on the purchase date. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period. Forfeitures are recognized as they occur. During the three and six months ended June 30, 2021, the Company recorded stock-based compensation of $1.1 million in connection with the ESPP. As of June 30, 2021, no shares of our common stock have been purchased under the ESPP.

As of June 30, 2021, unrecognized stock-based compensation expense related to the ESPP was $20.7 million, which is expected to be recognized over a weighted-average period of 0.9 years.

Stock-based compensation

The Company recorded total stock-based compensation cost from RSUs, stock options, RSAs, ESPP and sales of stock by employees in excess of fair value as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Cost of revenue	$268	$4,918	$535	$6,079
Sales and marketing	3,115	42,855	5,234	46,107
Research and development	1,912	51,317	3,849	54,563
General and administrative	1,331	38,353	2,708	40,997
Total stock-based compensation expense	$6,626	$137,443	$12,326	$147,746
Stock-based compensation capitalized for software development	181	837	464	920
Total stock-based compensation cost	$6,807	$138,280	$12,790	$148,666

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11.	INCOME TAXES

For the three months ended June 30, 2020 and 2021, the Company recorded an income tax expense of $0.2 million and $0.0 million, respectively. For the six months ended June 30, 2020 and 2021, the Company recorded an income tax expense of $0.2 million and $0.2 million, respectively. As of June 30, 2021, the Company maintained a full valuation allowance on its U.S. federal, state, and certain foreign net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.

In determining quarterly provisions for income taxes, we use the annual estimated effective tax rate applied to the actual year-to-date income or loss, adjusted for discrete items, if any, arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance.

In March 2021, the President of the United States signed into law the American Rescue Plan Act (the “ARP Act”). The ARP Act, among other things, includes certain income tax provisions for individuals and corporations. However, since the Company has recorded a full valuation allowance against its U.S. deferred tax assets, these changes to U.S. tax law did not have a material impact on the Company’s provision for income taxes.
12.	NET LOSS PER SHARE

Basic and diluted net income (loss) per share is presented in conformity with the two-class method required for participating securities. The Company’s redeemable convertible preferred stock were participating securities as the holders of the redeemable convertible preferred stock were entitled to participate in dividends with common stock. In periods of net income, net income was attributed to common stockholders and participating securities based on their participation rights, and basic net income per share was calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The Company’s common stock which was converted from redeemable convertible preferred stock upon the closing of the IPO is weighted based on the period of time it was outstanding after conversion.

Net losses were not allocated to the redeemable convertible preferred stock as the holders of the redeemable convertible preferred stock did not have a contractual obligation to share in any losses. Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net income per share attributable to common stockholders adjusts basic net income per share for the potentially dilutive impact of stock options and redeemable convertible preferred stock. As the Company has reported net losses attributable to common stockholders for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share attributable to common stockholders equals diluted net loss per share attributable to common stockholders.

The following weighted-average potentially dilutive shares are excluded from the calculation of diluted earnings per share as they are anti-dilutive:

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2021	2020	2021
Shares of common stock issuable upon conversion of redeemable convertible preferred stock	83,280,932	49,698,437	81,177,419	67,416,424
Shares of common stock issuable upon conversion of Series I warrant	1,452,513	—	742,218	—
Restricted stock units subject to future vesting	4,109,934	6,710,345	2,886,750	6,171,789
Shares issuable pursuant to the ESPP	—	177,679	—	89,330
Shares of common stock issuable from stock options	16,398,679	10,006,631	17,015,450	10,800,054
Total	105,242,058	66,593,092	101,821,837	84,477,597

13.	GEOGRAPHIC INFORMATION

The following table sets forth the Company’s revenues by geographic region, which is determined based on the billing location of the customer (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2021	2020	2021
United States	$85,110	$105,331	$166,482	$203,937
Rest of the world	11,443	17,459	22,408	32,791
Total revenue	$96,553	$122,790	$188,890	$236,728

14.	SUBSEQUENT EVENTS

On July 2, 2021, the Company granted 154,709 RSUs at a grant date fair value of $93.07 per share.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the prospectus dated May 19, 2021 that forms a part of our Registration Statement on Form S-1 (File No. 333-236789), as filed with the Securities and Exchange Commission (the “SEC”), pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, on May 21, 2021 ( the “Prospectus”). You should review the disclosure under “Part II, Item 1A - Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company”, “Procore,” “we,” “us” and “our” refer to Procore Technologies, Inc. and its consolidated subsidiaries.

Overview

Our mission is to connect everyone in construction on a global platform.

We are a leading provider of cloud-based construction management software, and are helping transform one of the oldest, largest, and least digitized industries in the world. We focus exclusively on construction, connecting and empowering the industry’s key stakeholders, such as owners, general contractors, specialty contractors, architects, and engineers, to collaborate from any location, on any internet-connected device. Our platform is modernizing and digitizing construction management by enabling real-time access to critical project information, simplifying complex workflows, and facilitating seamless communication among key stakeholders, all of which we believe positions us to serve as the system of record for the construction industry. Adoption of our platform helps customers increase productivity and efficiency, reduce rework and costly delays, improve safety and compliance, and enhance financial transparency and accountability.

In short, we build the software for the people that build the world.

We serve customers ranging from small businesses managing a couple million dollars of annual construction volume to global enterprises managing billions of dollars of annual construction volume. Our core customers are owners, general contractors, and specialty contractors operating across the commercial, residential, industrial, and infrastructure segments of the construction industry. We primarily sell subscriptions to access our products through our direct sales team, which is specialized by stakeholder, region, size, and type.

Our products are offered on our cloud-based platform and are designed to be easy to configure and deploy. Our users can access our products on computers, smartphones, and tablets through any web browser or from our mobile application available for both the iOS and Android platforms.

We generate substantially all of our revenue from subscriptions to access our products and have an unlimited user model that is designed to facilitate adoption and maximize usage of our platform by all project stakeholders. We sell our products on a subscription basis for a fixed fee with pricing generally based on the number and mix of products and the annual construction volume contracted to run on our platform. As our customers subscribe to additional products, or increase the annual construction volume contracted to run on our platform, we generate more revenue. We do not provide refunds for unused construction volume, or charge customers based on consumption or on a per project basis. Subscriptions to access our products include customer support and allow for unlimited users as we do not charge a per-seat or per-user fee. Customers can invite all project participants to engage with our platform as part of a project team. This includes the customer’s employees and its collaborators, who are other project participants who engage with our platform but do not pay us for such use. Further, multiple stakeholders can be customers on the same project and retain access to project information for the duration of their subscription.

Recent Developments

On May 24, 2021, we completed our initial public offering, or IPO, in which we issued and sold 10,410,000 shares of our common stock at a price of $67.00 per share, including 940,000 shares of common stock pursuant to the exercise in full of the underwriters’ option to purchase additional shares. We received net proceeds of $665.1 million, after deducting underwriting discounts and commissions. In connection with the IPO, all outstanding shares of convertible preferred stock were automatically converted into an aggregate of 85,331,278 shares of our common stock on a one-for-one basis.

Certain Factors Affecting Our Performance

Acquiring New Customers and Retaining and Expanding Existing Customers’ Use of Our Platform

We are highly focused on continuing to acquire new customers to support our long-term growth. We intend to efficiently drive new customer acquisitions by continuing to invest across our sales and marketing engine to engage our prospective customers, increase brand awareness, and drive adoption of our products and platform. The number of customers on our platform has increased from 6,095 as of December 31, 2018, to 8,506 as of December 31, 2019, to 10,166 as of December 31, 2020, reflecting year-over-year growth rates of 40% in 2019 and 20% in 2020. The number of customers on our platform was 11,149 as of June 30, 2021.

Our ability to continue to grow our business and serve the broader needs of the construction industry depends on acquiring new customers, customers purchasing new products, renewing and expanding their use of existing products, and maintaining or increasing the price of our existing products.

Continued Technology Innovation and Expansion of Our Platform

We plan to continue to invest in technology innovation and product development to enhance the capabilities of our platform. Additional features and products will also enable customers and collaborators to manage new workflows on our platform and allow us to attract a broader set of stakeholders. We have recently introduced new products developed in-house and through our acquisitions of BIManywhere, Honest Buildings, Construction BI, and Esticom. We intend to continue to invest in building additional products, features, and functionality that expand our capabilities and facilitate the extension of our platform. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. Our future success is dependent on our ability to successfully develop or acquire, market, and sell existing and new products to both new and existing customers.

International Growth

We see international expansion as a major, and largely greenfield, opportunity for growth as we look to capture a larger part of the worldwide construction market. We have started to grow our presence internationally with the opening of offices in Sydney, Australia and Vancouver and Toronto, Canada in 2017, London, England in 2018 and Mexico City, Mexico in 2019. We have also developed focused sales and marketing efforts in Singapore and the United Arab Emirates in 2021, where we do not yet maintain office locations. As a result of our international efforts, we support multiple languages and currencies.

Furthermore, we believe global demand for our products will continue to increase as we expand our international sales and marketing efforts, and the awareness of our products and platform grows. However, our ability to conduct our operations internationally will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal, tax and regulatory systems, alternative dispute systems, and commercial markets. We have made, and plan to continue to make, significant investments in existing and select additional international markets. While these investments may adversely affect our operating results in the near term, we believe they will contribute to our long-term growth.

COVID-19 Update

As governments worldwide scrambled to control the spread of COVID-19, some local governments temporarily closed construction jobsites or imposed restrictions on construction activity, such as limiting the number of workers allowed on site, delaying progress on ongoing projects. The outbreak of COVID-19 negatively impacted the number of new customers added to our platform during 2020 and in the first six months of 2021. However, our customers’ reliance on our platform, coupled with the steady growth of our customer base throughout the pandemic, gives us confidence that the pandemic’s impact on our industry and business is short-term and will ultimately accelerate digital transformation in our industry, supporting our long-term growth. Notably, the pandemic has begun to change the way construction stakeholders operate by pushing them to adopt digital solutions that enable distanced, distributed workforces.

Our customers’ reliance on our platform, coupled with the growth of our customer base throughout the pandemic, give us confidence that the impact of the COVID-19 pandemic on our industry and our business is short-term and will ultimately accelerate the digital transformation in the industry and support our growth in the long term. Notably, the pandemic has begun to change the way construction stakeholders operate by pushing them to adopt digital solutions that enable distanced, distributed workforces. Many have discovered how Procore’s platform can make their operations more efficient. In addition to our 13 products and our App Marketplace, within weeks of the initial shutdowns, we provided our customers with direct API-based integrations to Zoom, Microsoft Teams, and GoToMeeting in order to help maintain business continuity in a safe and efficient manner, all without leaving the Procore platform. We also quickly integrated an embedded digital whiteboard app with our platform and added templates to our Inspections tool helping users to document COVID-19-related safety measures and comply with preventative health requirements.

We believe the temporary slowdown in construction during the pandemic has increased the backlog of new construction and may also drive additional new construction in the future. We have developed a highly efficient and resilient business model that we expect to flourish from these industry tailwinds. Further, we believe we are uniquely positioned to continue to drive forward the digitization of global construction. The impact of the COVID-19 pandemic and its effects on the construction industry continue to evolve. Similarly, the pandemic’s impact on our financial condition and results of operations remains uncertain. Furthermore, as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods. See disclosure under Part II, Item 1A - Risk Factors in this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business and financial results.

Components of Results of Operations

Revenue

We generate substantially all of our revenue from subscriptions to access our products and related support. Subscriptions are sold for a fixed fee and revenue is recognized ratably over the term of the subscription. Our subscriptions generally have annual or multi-year terms, are typically subject to renewal at the end of the subscription term, and are non-cancellable. To the extent we invoice our customers in advance of revenue recognition, we record deferred revenue. Consequently, a portion of the revenue that we report each period is attributable to the recognition of revenue previously deferred related to subscriptions that we entered into during previous periods.

Cost of Revenue

Cost of revenue primarily consists of customer support personnel-related compensation expenses, including salaries, bonuses, benefits, payroll taxes, and stock-based compensation expense, third-party hosting costs, software license fees, amortization of capitalized software development costs, amortization of acquired technology intangible assets, and allocated overhead. We expect our cost of revenue to increase on an absolute dollar basis as our revenue increases. We intend to continue to invest additional resources in platform hosting, customer support, and software development as we grow our business and to ensure that our customers are realizing the full benefit of our products. The level and timing of investment in these areas could affect our cost of revenue in the future.

Costs related to the development of internal-use software for new products and major platform enhancements are capitalized until the software is substantially complete and ready for its intended use. Capitalized software development costs are amortized on a straight-line basis over the developed software’s estimated useful life of two years and the amortization is recorded in cost of revenue.

We incurred significant additional cost of revenue expenses during the three months ended June 30, 2021 as a result of the stock-based compensation expense associated with RSUs where the performance condition was satisfied upon the effective date of the registration statement for our IPO and employer payroll tax related to employee stock transactions. We anticipate additional stock-based compensation expense and employer payroll tax related to employee stock transactions going forward.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. For each of these categories of expense, personnel-related compensation expense is the most significant component, which include salaries, bonuses, commissions, benefits, payroll taxes, and stock-based compensation.

We incurred significant additional operating expenses during the three months ended June 30, 2021 as a result from stock-based compensation expense associated with RSUs where the performance condition was satisfied upon the effective date of the registration statement for our IPO and employer payroll tax related to employee stock transactions. We anticipate additional stock-based compensation expense and employer payroll tax related to employee stock transactions going forward.

Sales and Marketing

Sales and marketing expenses primarily consist of personnel-related compensation expenses for our sales and marketing organizations, advertising costs, marketing events, travel, trade shows and other marketing activities, contractor costs to supplement our staff levels, consulting services, amortization of acquired customer relationship intangible assets, and allocated overhead. We expense advertising and other promotional expenditures as incurred. We expect sales and marketing expenses to increase on an absolute dollar basis and vary from period to period as a percentage of revenue, as we increase our investment in sales and marketing efforts over the foreseeable future, primarily from increased headcount in sales and marketing as well as investment in marketing to drive customer growth.

Research and Development

Research and development expenses primarily consist of personnel-related compensation expenses for our engineering, product, and design teams, contractor costs to supplement our staff levels, consulting services, amortization of certain acquired intangible assets used in research and development activities, and allocated overhead. We expect research and development expenses to increase on an absolute dollar basis and vary from period to period as a percentage of revenue for the foreseeable future as we continue to invest in headcount to build, enhance, maintain, and scale our products and platform.

General and Administrative

General and administrative expenses primarily consist of personnel-related compensation expenses for our finance, human resources, IT, legal, and other administrative functions. Additionally, general and administrative expenses include non-personnel-related expenses, such as professional fees for audit, legal, tax, and other external consulting services, including acquisition-related costs, costs associated with operating as a public company, including insurance costs, professional services, investor relations, and other compliance costs applicable to companies listed on a national securities exchange, property and use taxes, licenses, travel and entertainment costs, and allocated overhead. We expect to increase the size of our general and administrative functions to support the growth of our business, including our international expansion.

Interest Expense, Net

Interest expense, net consists primarily of interest expense associated with our finance leases and undrawn fees associated with our Credit Facility, which is partially offset by interest income from money market funds.

Change in Fair Value of Series I Redeemable Convertible Preferred Stock Warrant Liability

Change in fair value of Series I redeemable convertible preferred stock warrant liability consisted of losses from the remeasurement of the Series I redeemable convertible preferred stock warrant to fair value from issuance in March 2020 to June 2020.

Other Income (Expense), Net

Other income (expense), net primarily consists of gain or loss on foreign currency transactions and miscellaneous other income.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes of U.S. state franchise taxes and certain foreign jurisdictions in which we conduct business, net of the release of valuation allowance as a result of deferred tax liabilities from acquisitions that are an available source of income to realize our deferred tax assets. As we expand our international operations, we expect to incur increased foreign tax expenses. We have a full valuation allowance for net U.S. and U.K. deferred tax assets. The U.S. valuation allowance includes net operating loss carryforwards, and tax credits related primarily to research and development for our operations in the United States. The U.K. valuation allowance is primarily comprised of net operating loss carryforwards. We expect to maintain this full valuation allowance for our net U.S. and U.K. deferred tax assets for the foreseeable future.

Results of Operations

The following tables set forth our consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated. Certain percentages below may not sum due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands)
Revenue	$96,553	$122,790	$188,890	$236,728
Cost of revenue (1)(2)(3)	17,069	25,493	34,526	45,852
Gross profit	79,484	97,297	154,364	190,876
Operating expenses:
Sales and marketing (1)(2)(3)	42,638	99,905	90,700	153,870
Research and development (1)(2)(3)	26,518	88,627	54,751	123,172
General and administrative (1)(3)	13,467	57,827	29,450	75,754
Total operating expenses	82,623	246,359	174,901	352,796
Loss from operations	(3,139)	(149,062)	(20,537)	(161,920)
Interest expense, net	(538)	(576)	(920)	(1,138)
Change in fair value of Series I redeemable convertible preferred stock warrant liability	(10,605)	—	(10,605)	—
Other income (expense), net	741	(44)	(477)	(227)
Loss before provision for income taxes	(13,541)	(149,682)	(32,539)	(163,285)
Provision for income taxes	208	37	244	166
Net loss	$(13,749)	$(149,719)	$(32,783)	$(163,451)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (1)(2)(3)	18%	21%	18%	19%
Gross profit	82%	79%	82%	81%
Operating expenses:
Sales and marketing (1)(2)(3)	44%	81%	48%	65%
Research and development (1)(2)(3)	27%	72%	29%	52%
General and administrative (1)(3)	14%	47%	16%	32%
Total operating expenses	86%	201%	93%	149%
Loss from operations	(3%)	(121%)	(11%)	(68%)
Interest expense, net	(1%)	(0%)	(0%)	(0%)
Change in fair value of Series I redeemable convertible preferred stock warrant liability	(11%)	0%	(6%)	0%
Other income (expense), net	1%	(0%)	(0%)	(0%)
Loss before provision for income taxes	(14%)	(122%)	(17%)	(69%)
Provision for income taxes	0%	0%	0%	0%
Net loss	(14%)	(122%)	(17%)	(69%)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands)
Cost of revenue	$268	$4,918	$535	$6,079
Sales and marketing	3,115	42,855	5,234	46,107
Research and development	1,912	51,317	3,849	54,563
General and administrative	1,331	38,353	2,708	40,997
Total stock-based compensation expense	$6,626	$137,443	$12,326	$147,746

(2)	Includes amortization of acquired intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
		(in thousands)
Cost of revenue	$761	$1,086	$1,522	$2,172
Sales and marketing	404	466	808	945
Research and development	183	680	305	863
Total amortization of acquired intangible assets	$1,348	$2,232	$2,635	$3,980

(3)	Includes employer payroll tax on employee stock transactions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands)
Cost of revenue	$—	$330	$—	$334
Sales and marketing	7	1,215	76	1,357
Research and development	20	1,748	35	1,822
General and administrative	25	635	27	715
Total employer payroll tax on employee stock transactions	$52	$3,928	$138	$4,228

Comparison of the Three Months Ended June 30, 2020 and 2021

Revenue

	Three Months Ended
	June 30,		Change
	2020	2021	Dollar	Percent
	(dollars in thousands)
Revenue	$96,553	$122,790	$26,237	27%

During the three months ended June 30, 2021, our revenue increased $26.2 million, or 27%, compared to the three months ended June 30, 2020, which is primarily due to expansion with our existing customers and revenue from new customers added during the quarter. The increase in revenue from existing customers includes the net benefit of a full quarter of subscription revenue in the three months ended June 30, 2021 from customers that were newly acquired in the first quarter of 2021 and continued their subscriptions in the second quarter of 2021, as well as customers that expanded their subscriptions in 2020 and the first two quarters of 2021 through the purchase of additional construction volume or products, as well as price increases.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended
	June 30,		Change
	2020	2021	Dollar	Percent
	(dollars in thousands)
Cost of revenue	$17,069	$25,493	$8,424	49%
Gross profit	79,484	97,297	17,813	22%
Gross margin	82%	79%

The increase in cost of revenue during the three months ended June 30, 2021 was primarily attributable to an increase of $6.5 million in personnel-related expenses, including an increase of $4.7 million in stock-based compensation expense. Personnel-related expenses increased primarily due to stock-based compensation expense associated with RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO, annual merit increases approved during the third quarter of 2020 and the second quarter of 2021, and an increase in headcount of 9%. The increase in cost of revenue expense was also attributable to a $0.9 million increase in hosting and other direct costs.

Operating Expenses

	Three Months Ended
	June 30,		Change
	2020	2021	Dollar	Percent
	(dollars in thousands)
Sales and marketing	$42,638	$99,905	$57,267	134%

The increase in sales and marketing expense during the three months ended June 30, 2021 was primarily attributable to an increase of $50.0 million in personnel-related expenses, including an increase of $39.7 million in stock-based compensation expense and a $1.2 million increase in employer payroll tax related to employee stock transactions. Personnel-related expenses increased primarily due to stock-based compensation expense associated with RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO, annual merit increases approved during the third quarter of 2020 and the second quarter of 2021, and an increase in headcount of 10%. The increase in sales and marketing expense was also attributable to a $2.7 million increase in marketing events and expenses and a $2.7 million increase in professional fees primarily towards contractors to supplement our staff levels.

	Three Months Ended
	June 30,		Change
	2020	2021	Dollar	Percent
	(dollars in thousands)
Research and development	$26,518	$88,627	$62,109	234%

The increase in research and development expense during the three months ended June 30, 2021 was primarily attributable to an increase of $59.3 million in personnel-related expenses, including an increase of $49.4 million in stock-based compensation expense and a $1.7 million increase in employer payroll tax related to employee stock transactions. Personnel-related expenses increased primarily due to stock-based compensation expense associated with RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO, annual merit increases approved during the third quarter of 2020 and the second quarter of 2021, and an increase in headcount of 10%. The increase in research and development expense is also attributable to a $1.2 million increase in professional fees primarily towards contractors to supplement our staff levels.

	Three Months Ended
	June 30,		Change
	2020	2021	Dollar	Percent
	(dollars in thousands)
General and administrative	$13,467	$57,827	$44,360	329%

The increase in general and administrative expense during the three months ended June 30, 2021 was primarily due to an increase of $40.5 million in personnel-related expenses, including an increase of $37.1 million in stock-based compensation expense. Personnel-related expenses increased primarily due to stock-based compensation expense associated with RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO and annual merit increases approved during the third quarter of 2020 and the second quarter of 2021. The increase in general and administrative expense is also attributable to a $2.7 million increase in professional fees.

Interest Expense, Net, Change in Fair Value of Series I Redeemable Convertible Preferred Stock Warrant Liability, Other Income (Expense), Net, and Provision for Income Taxes

	Three Months Ended
	June 30,		Change
	2020	2021	Dollar	Percent
		(dollars in thousands)
Interest expense, net	$(538)	$(576)	$(38)	7%
Change in fair value of Series I redeemable convertible preferred stock warrant liability	(10,605)	-	10,605	(100%)
Other income (expense), net	741	(44)	(785)	(106%)
Provision for income taxes	208	37	(171)	(82%)

The change in fair value of Series I redeemable convertible preferred stock warrant liability in the three months ended

June 30, 2020 was due to $10.6 million of loss recognized from the remeasurement to fair value of the Series I redeemable convertible preferred stock warrant liability, which was issued to a new investor in March 2020 and was exercised in December 2020. The loss recognized was primarily due to the increase in the fair value of the Series I redeemable convertible preferred stock from the issuance date through June 30, 2020.

Comparison of the Six Months Ended June 30, 2020 and 2021

Revenue

	Six Months Ended
	June 30,		Change
	2020	2021	Dollar	Percent
	(dollars in thousands)
Revenue	$188,890	$236,728	$47,838	25%

During the six months ended June 30, 2021, our revenue increased $47.8 million, or 25%, compared to the six months ended June 30, 2020, which is primarily due to expansion with our existing customers and revenue from new customers added during the period. The increase in revenue from existing customers includes the net benefit of a full two quarters of subscription revenue in the six months ended June 30, 2021 from customers that were newly acquired in 2020 and continued their subscriptions in 2021, and customers that expanded their subscriptions in 2020 and the first two quarters of 2021 through the purchase of additional construction volume or products, as well as price increases.

Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended
	June 30,		Change
	2020	2021	Dollar	Percent
	(dollars in thousands)
Cost of revenue	$34,526	$45,852	$11,326	33%
Gross profit	154,364	190,876	36,512	24%
Gross margin	82%	81%

The increase in cost of revenue during the six months ended June 30, 2021 was primarily attributable to an increase of $8.6 million in personnel-related expenses, including an increase of $5.5 million in stock-based compensation expense. Personnel-related expenses increased primarily due to stock-based compensation expense associated with RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO, annual merit increases approved during the third quarter of 2020 and the second quarter of 2021, and an increase in average headcount of 9%. The increase in cost of revenue expense is also attributable to a $1.3 million increase in amortization of capitalized software and $0.9 million increase in hosting and other direct costs.

Operating Expenses

	Six Months Ended June 30,		Change
	2020	2021	Dollar	Percent
	(dollars in thousands)
Sales and marketing	$90,700	$153,870	$63,170	70%

The increase in sales and marketing expense during the six months ended June 30, 2021 was primarily attributable to an increase of $55.2 million in personnel-related expenses, including an increase of $40.9 million in stock-based compensation expense and a $1.3 million increase in employer payroll tax related to employee stock transactions. Personnel-related expenses increased primarily due to stock-based compensation expense associated with RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO, annual merit increases approved during the third quarter of 2020 and the second quarter of 2021, and an increase in average headcount of 6%. The increase in sales and marketing expense was also attributable to a $4.5 million increase in professional fees and a $4.0 million increase in marketing events and expenses, offset by a $1.2 million decrease in travel-related costs due to COVID-19 travel restrictions.

	Six Months Ended June 30,		Change
	2020	2021	Dollar	Percent
	(dollars in thousands)
Research and development	$54,751	$123,172	$68,421	125%

The increase in research and development expense during the six months ended June 30, 2021 was primarily attributable to an increase of $66.2 million in personnel-related expenses, including an increase of $50.7 million in stock-based compensation expense and a $1.8 million increase in employer payroll tax related to employee stock transactions. Personnel-related expenses increased primarily due to stock-based compensation expense associated with RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO, annual merit increases approved during the third quarter of 2020 and the second quarter of 2021, and an increase in average headcount of 3%. The increase in research and development expense is also attributable to a $1.9 million increase in professional fees.

	Six Months Ended June 30,		Change
	2020	2021	Dollar	Percent
	(dollars in thousands)
General and administrative	$29,450	$75,754	$46,304	157%

The increase in general and administrative expense during the six months ended June 30, 2021 was primarily due to an increase of $43.5 million in personnel-related expenses, including an increase of $38.3 million in stock-based compensation expense. Personnel-related expenses increased primarily due to stock-based compensation expense associated with RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO and annual merit increases approved during the third quarter of 2020 and the second quarter of 2021. The increase in general and administrative expense is also attributable to a $2.6 million increase in professional fees.

Interest Expense, Net, Change in Fair Value of Series I Redeemable Convertible Preferred Stock Warrant Liability, Other Expense, Net and Provision for Income Taxes

	Six Months Ended June 30,		Change
	2020	2021	Dollar	Percent
	(dollars in thousands)
Interest expense, net	$(920)	$(1,138)	$(218)	24%
Change in fair value of Series I redeemable convertible preferred stock warrant liability	(10,605)	—	10,605	(100%)
Other expense, net	(477)	(227)	250	(52%)
Provision for income taxes	244	166	(78)	(32%)

The change in fair value of Series I redeemable convertible preferred stock warrant liability in the six months ended June 30, 2020 was due to $10.6 million of loss recognized from the remeasurement to fair value of the Series I redeemable convertible preferred stock warrant liability, which was issued to a new investor in March 2020 and was exercised in December 2020. The loss recognized is primarily due to the increase in the fair value of the Series I redeemable convertible preferred stock from the issuance date through June 30, 2020.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe non-GAAP gross profit, non-GAAP gross margin, non-GAAP income (loss) from operations, and non-GAAP operating margin are useful in evaluating our operating performance. We use this non-GAAP financial information, collectively, to evaluate our ongoing operations as well as for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, is helpful to investors because it provides consistency and comparability with past financial performance, and may assist in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results.

The non-GAAP financial information is presented for supplemental informational purposes only, and should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

Non-GAAP Gross Profit and Non-GAAP Gross Margin

We define non-GAAP gross profit and non-GAAP gross margin as gross profit and gross margin, respectively, excluding stock-based compensation expense and amortization of acquired technology intangible assets. In order to remain consistent with the treatment of other equity related expenses in our non-GAAP measurements, we also excluded the employer payroll tax related to employee stock transactions for the first time during the current reporting period. This adjustment was made retroactively to calculate the non-GAAP gross profit and non-GAAP gross margin for the comparative historical periods. The employer payroll tax related to employee stock transactions were immaterial historically prior to our initial public offering. The amount of employer payroll tax-related items on employee stock transactions is dependent on RSU settlements, option exercises, related stock price, and other factors that are beyond our control and that do not correlate to the operation of the business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results period-over-period and to those of peer companies.

The following table presents a reconciliation of our GAAP gross profit to our non-GAAP gross profit as of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(dollars in thousands)
Revenue	$96,553	$122,790	$188,890	$236,728
Gross profit	79,484	97,297	154,364	190,876
Stock-based compensation expense	268	4,918	535	6,079
Amortization of acquired technology intangible assets	761	1,086	1,522	2,172
Employer payroll tax on employee stock transactions	—	330	—	334
Non-GAAP gross profit	$80,513	$103,631	$156,421	$199,461
Gross margin	82%	79%	82%	81%
Non-GAAP gross margin	83%	84%	83%	84%

Non-GAAP Income (Loss) from Operations and Non-GAAP Operating Margin

We define non-GAAP income (loss) from operations and non-GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, excluding stock-based compensation expense and amortization of acquired intangible assets. In order to remain consistent with the treatment of other equity related expenses in our non-GAAP measurements, we also excluded the employer payroll tax related to employee stock transactions for the first time during the current reporting period. This adjustment was made retroactively to calculate the non-GAAP income (loss) from operations and non-GAAP operating margin for the comparative historical periods. The employer payroll tax related to employee stock transactions were immaterial historically prior to our initial public offering.

The following table presents a reconciliation of our GAAP loss from operations to our non-GAAP income (loss) from operations and our GAAP operating margin to our non-GAAP operating margin as of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(dollars in thousands)
Revenue	$96,553	$122,790	$188,890	$236,728
Loss from operations	(3,139)	(149,062)	(20,537)	(161,920)
Stock-based compensation expense	6,626	137,443	12,326	147,746
Amortization of acquired intangible assets	1,348	2,232	2,635	3,980
Employer payroll tax on employee stock transactions	52	3,928	138	4,228
Non-GAAP income (loss) from operations	$4,887	$(5,459)	$(5,438)	$(5,966)
Operating margin	(3%)	(121%)	(11%)	(68%)
Non-GAAP operating margin	5%	(4%)	(3%)	(3%)

Liquidity and Capital Resources

To date, we have financed our operations principally through private placements of our equity securities. As of June 30, 2021, our principal sources of liquidity are cash and cash equivalents of $1,060.5 million, which were held in checking accounts, savings accounts, and highly liquid money market funds. We also have our Credit Facility with Silicon Valley Bank that may be used for general corporate purposes. As of June 30, 2021, $75.0 million, less $6.9 million in outstanding letters of credit, was available to be drawn under the Credit Facility.

We believe our existing cash and cash equivalents will be sufficient to meet our needs for at least the next 12 months. This assessment is a forward-looking statement and involves risks and uncertainties. Our future capital requirements will depend on many factors, including our revenue growth rate, new customer acquisition and subscription renewal activity, timing of billing activities, the timing and extent of spending to support further sales and marketing and research and development efforts, general and administrative expenses to support our growth, including international expansion, and the ongoing impact of the COVID-19 pandemic. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing to fund these activities. If we are unable to raise additional capital when desired, or on acceptable terms, our business, results of operations, and financial condition could be materially adversely affected.

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2020	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(960)	$25,167
Net cash used in investing activities	(15,566)	(33,342)
Net cash provided by financing activities	176,970	689,511

Operating Activities

Our largest source of operating cash is collections from the sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting and software license expenses, and overhead. Net cash provided by operating activities was $25.2 million during the six months ended June 30, 2021, which resulted from a net loss of $163.5 million, adjusted for non-cash charges of $167.8 million and net cash inflow of $20.9 million from changes in operating assets and liabilities. The $167.8 million of non-cash charges primarily reflected the following:

•	$147.8 million in stock-based compensation expense;
•	$15.1 million in depreciation and amortization; and
•	$3.7 million in non-cash lease expense relating to right-of-use operating lease assets.

The $20.9 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:

•	a $11.1 million decrease in accounts receivable primarily due to timing of billings and cash receipts from customers;
•	a $14.5 million increase in accrued expenses and other liabilities primarily due to timing of payroll and cash payments to our vendors; and
•	a $10.8 million increase in deferred revenue primarily due to the growth of our business and timing of billings;

These changes in our operating assets and liabilities were partially offset by the following:

•	a $5.7 million increase in prepaid expenses and other assets primarily due to timing of cash payments to our vendors;
•	a $5.1 million increase in deferred contract cost assets; and
•	a $2.9 million decrease in accounts payable primarily due to timing of cash payments to our vendors.

Net cash used in operating activities was $1.0 million during the six months ended June 30, 2020, which resulted from a net loss of $32.8 million, adjusted for non-cash charges of $39.1 million and net cash outflow of $7.3 million from changes in operating assets and liabilities. The $39.1 million of non-cash charges primarily reflected the following:

•	$12.4 million in depreciation and amortization;
•	$12.3 million in stock-based compensation expense;
•	$10.6 million in change in fair value of redeemable convertible preferred stock warrant liability; and
•	$3.2 million in non-cash lease expense relating to right-of-use operating lease assets.

The $7.3 million of net cash outflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:

•	a $11.5 million decrease in accrued expenses and other liabilities primarily due to timing of payroll and cash payments to our vendors; and
•	a $2.0 million decrease in operating lease liabilities related to lease payments.

These changes in our operating assets and liabilities were partially offset by the following:

•	a $6.5 million decrease in accounts receivable primarily due to timing of billings and cash receipts from customers.

Investing Activities

Net cash used in investing activities of $33.3 million during the six months ended June 30, 2021 consisted of the acquisition of Indus.ai Inc., net of cash acquired, of $20.0 million, capitalized software development costs of $5.7 million, purchases of property and equipment of $4.2 million primarily related to computer equipment purchases, and $3.5 million in strategic investments.

Net cash used in investing activities of $15.6 million during the six months ended June 30, 2020 consisted of capitalized software development costs of $6.9 million, purchases of property and equipment of $5.3 million primarily related to improvements to our leased office spaces and computer equipment purchases, and the acquisition of Avata Intelligence, Inc., net of cash acquired, of $3.3 million.

Financing Activities

Net cash provided by financing activities of $689.5 million during the six months ended June 30, 2021 primarily consisted of proceeds from issuance of common stock in IPO, net of underwriting discounts and commissions, of $665.1 million, proceeds from stock option exercises of $29.1 million, partially offset by payments of deferred offering costs of $3.5 million.

Net cash provided by financing activities of $177.0 million during the six months ended June 30, 2020 primarily consisted of the proceeds of $169.9 million from the issuance of our Series I redeemable convertible preferred stock and preferred stock warrant and proceeds from stock option exercises of $10.1 million, partially offset by payments of deferred offering costs of $2.2 million.

Credit Facility

Our Credit Facility provides for debt financing of up to $75.0 million to be used for general corporate purposes, including the financing of working capital requirements, and is secured by a blanket lien on the Company’s assets. The Credit Facility has a maturity date of May 7, 2022, and carries a fee of 0.225% applied to unused balances and an interest rate equal to the Wall Street Journal prime rate plus 1.25% applied to all amounts outstanding, with a floor of 3.25%. The Credit Facility contains financial covenants that require us to maintain minimum annual recurring revenue, as defined in the loan and security agreement, and a liquidity ratio, if the Credit Facility is drawn, of at least 1.25 to 1.00. The Credit Facility also contains restrictions on our ability to dispose of our business or property, engage in changes in business, merge with or acquire another business, incur indebtedness, encumber the collateral securing the Credit Facility, pay dividends, make distributions or payments to stockholders or redeem, retire, or repurchase any capital stock, or make any restricted investments. As of June 30, 2021, no amounts had been drawn down under the Credit Facility, and we were in compliance with all covenants.

The Credit Facility also provides us with the ability to issue standby letters of credit for up to $15.0 million, which if issued reduce the amount available for borrowing under the Credit Facility. As of June 30, 2021, we had issued letters of credit totaling $6.9 million to secure various U.S. leased office facilities.

Remaining Performance Obligations

Our subscriptions typically have a term of one to three years. The transaction price allocated to remaining performance obligations under our subscriptions represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancellable subscriptions that will be invoiced and recognized as revenue in future periods. As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $478.4 million, 72% of which is expected to be recognized as revenue in the next 12 months and substantially all of the remainder between 12 and 36 months thereafter. We expect remaining performance obligations to change from period to period primarily due to the size, timing and duration of new customer contracts and customer renewals.

Commitments and Contractual Obligations

There have been no material changes to our contractual obligations and commitments from those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Prospectus.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Exchange Risk

The vast majority of our cash generated from revenue is denominated in U.S. dollars, with a small amount denominated in Australian dollars, Canadian dollars, Great British pounds, and Euros. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, Australia, Canada, England, and Mexico. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements during any of the periods presented. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Interest Rate Risk

We had cash, cash equivalents, and restricted cash of $1,063.9 million as of June 30, 2021. Cash, cash equivalents, and restricted cash consist of checking accounts, savings accounts, and money market funds. The cash and cash equivalents are held for working capital and general corporate purposes. The restricted cash is used as collateral to satisfy certain contractual arrangements related to leased office space and corporate credit cards. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of June

30, 2021, a hypothetical 10% increase or decrease in interest rates would not have a material effect on the fair market value of our portfolio. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those accounting policies and estimates that are both the most important to the portrayal of our net assets and results of operations and require the most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Critical accounting estimates are accounting estimates where the nature of the estimates are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates on financial condition or operating performance is material.

Our significant accounting policies are more fully described in Note 2 of our condensed consolidated financial statements. Our critical accounting policies and more significant judgments and estimates used in the preparation of our financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Prospectus. There have been no significant changes to these policies for the three months ended June 30, 2021.

JOBS Act Accounting Election

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” such as us to delay the adoption of new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We intend to rely on other exemptions provided by the JOBS Act, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

We will remain an emerging growth company until the earliest to occur of: (1) the last day of our first fiscal year in which we have total annual revenues of more than $1.07 billion; (2) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our IPO.

Recent Accounting Pronouncements

Refer to Note 2 of our condensed consolidated financial statements for discussion of recent accounting pronouncements.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report.

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our chief executive officer and chief financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, despite the fact that the majority of our employees are continuing to work remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to understand the potential impact on their design and operating effectiveness.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes thereto, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

We have experienced rapid growth in recent periods, and such growth may not be indicative of our future growth. If we fail to properly manage future growth, our business, financial condition, results of operations, and prospects could be materially adversely affected.

We have experienced rapid growth in recent periods. Our revenue was $186.4 million in 2018, $289.2 million in 2019, and $400.3 million in 2020. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Our overall revenue growth depends on a number of factors, including our ability to:

•	attract new customers and expand sales of subscriptions to our existing customers;
•	increase sales to owners and specialty contractors, as well as monetize additional new stakeholders;
•	develop new products, further improve our existing products, and expand our App Marketplace with additional third-party applications;
•	provide our customers and collaborators with support that meets their needs;
•	invest financial and operational resources to support future growth in our customer, collaborator, and third-party relationships;
•	expand our operations domestically and internationally;
•	retain and motivate existing personnel, and attract, integrate, and retain new personnel, particularly to our sales and marketing and engineering and product development teams;
•	successfully identify, acquire, and integrate businesses, products, or technologies that we believe could complement or expand our platform;
•	effectively plan for and model future growth; and
•	compete with other providers of construction management software.

If we are not able to maintain revenue growth or accurately forecast future growth, we may not meet analyst expectations, which would likely cause a decline in our stock price. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance.

Our opportunity for future growth also depends on changes in our customers’ budgetary constraints, regulatory and macroeconomic conditions, and economic conditions and business practices within the construction industry. To the extent we do not effectively address these risks, some of which are out of our control, our business, financial condition, results of operations, and prospects could be materially adversely affected.

We have a history of losses and may not be able to achieve or sustain profitability in the future.

We have a history of losses, and we may not achieve or maintain profitability in the future. We incurred net losses of $56.7 million in 2018, $83.1 million in 2019, and $96.2 million in 2020. As of December 31, 2020, we had an accumulated deficit of $397.0 million. We are not certain whether or when we will be able to achieve or sustain profitability in the future. We also expect our expenses to increase in future periods as we continue to invest in growth, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend substantial financial and other resources on:

•	expanding our sales and marketing and customer success teams to drive new subscriptions, increase the use of our products and platform by existing customers, and support our international expansion;
•	our technology infrastructure, including systems architecture, scalability, availability, performance, and security;
•	investments in our engineering and product development teams and the development of new products and platform functionality;
•	acquisitions, joint ventures, or strategic investments; and
•	general administration, including increased legal and accounting expenses associated with being a public company.

These investments may not result in increased revenue or profitable growth. Any failure to increase our revenue as we invest in our business, or to manage our costs, could prevent us from achieving or maintaining profitability or positive cash flow. We may also incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to successfully address these risks and challenges, our business, financial condition, results of operations, and prospects could be materially adversely affected.

Our business may be significantly impacted by changes in the economy and related reductions in spend across the construction industry.

Our business may be affected by changes in the economy. The construction industry in particular is impacted by economic slowdowns, tightening of economic policies, tariffs on imported goods, commodity prices, and policies that reduce government spending. Unfavorable or deteriorating market conditions, reductions in the rate of construction growth, decreases in lending activity, reductions in government spending and funding of infrastructure or other construction projects, government shutdowns, delays in the sale of voter-approved bonds, credit rating downgrades, reduced demand for public projects, and any resulting effects on spending by our customers or prospective customers, could have an adverse impact on our business. Our revenue may decrease because customers may generally choose to purchase less construction software in times of unfavorable economic conditions. Furthermore, if the construction industry experiences a decrease in overall construction volume, the amount our customers pay for our products could be reduced as we generally price our products based on a customer’s annual construction volume, which is the fixed aggregate dollar volume of construction work contracted to run on our platform annually. To the extent we do not effectively address these risks and challenges, our business, financial condition, results of operations, and prospects could be materially adversely affected.

The construction management software industry is evolving and may not develop in ways we expect.

The construction management software industry is evolving. Widespread acceptance and use of construction management technology in general, and our platform in particular, is critical to our future growth and success. While we believe that our construction management software addresses a significant market opportunity, a viable market for it may never develop or it may develop more slowly than we expect. If a viable market for construction management software does not develop further or develops more slowly than we expect, our business, financial condition, results of operations, and prospects could be materially adversely affected. Demand for construction management software in general, and our products in particular, is affected by a number of factors, many of which are beyond our control. Some of these potential factors include:

•	general awareness of construction management software;
•	availability, functionality, and pricing of products and services that compete with ours;
•	new construction methods that may be developed or become more prevalent in the future, including greater use of prefabrication methods;
•	government funding;
•	ease of adoption and use;

•	features and platform experience;
•	the reliability, performance, or perceived performance of our products and platform, including interruptions to the use of our products and platform;
•	the development and awareness of our brand; and
•	security or data privacy breaches of our products or platform.

If we are unable to successfully address these potential factors, our business, financial condition, results of operations, and prospects could be materially adversely affected.

Our current and future products and features may not be widely accepted by our customers, and we may not be able to respond to technological changes, changes in customer demands and preferences, or develop new products and functionality.

Our ability to grow our customer base and increase revenue from customers will depend heavily on our ability to enhance and improve our platform, respond to changes in customer demands and preferences, introduce new products, and interoperate across an increasing range of devices, operating systems, and third-party applications. We may introduce significant changes to our existing products or develop and introduce new and unproven products, including technologies with which we have little or no prior development or operating experience. Our customers may also demand features and capabilities that our current products do not have, or that our current platform cannot support, and we may need to invest significantly in research and development to build these features and capabilities. Any new products and features may fail to engage, retain, and increase our customer base or may suffer a lag in customer adoption. New products may initially suffer from performance and quality issues that may negatively impact our ability to market and sell such products to new and existing customers. Competitors may also develop and introduce new products or entirely new technologies to replace our existing products, which could make our platform obsolete or adversely affect our business. There is no assurance that any enhancements to our platform or new products, features, or capabilities will be compelling to our customers or gain market acceptance. Additionally, we may experience difficulties with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new products, features, or capabilities. We have in the past experienced delays in our internally planned release dates of new products, features, and capabilities, and there can be no assurance that new products, features, or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by customers brought against us, all of which could harm our business. If our research and development investments do not accurately anticipate user demand, or if we fail to develop our products, features, or capabilities in a manner that satisfies customer needs in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our products, which could materially adversely affect our business, financial condition, results of operations, and prospects.

We are continuing to expand our operations outside the United States, where we may be subject to increased business, regulatory, and economic risks that could materially adversely affect our business, financial condition, results of operations, and prospects.

We have customers running projects in over 125 countries, and 12.2% of our revenue in 2020 was generated from customers outside the United States. As of December 31, 2020, we have established offices in Australia, Canada, England, and Mexico to support our sales and marketing efforts in the surrounding regions. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our products in additional languages. Any new markets or countries into which we attempt to sell subscriptions to access our products may not be receptive to our efforts. For example, we may not be able to expand further in some markets if we are not able to adapt our products to fit the needs of prospective customers in those markets or if we are unable to satisfy certain government- and industry-specific laws or regulations. In addition, future international expansion will also require considerable management attention and the investment of significant resources while subjecting us to new risks and increasing certain risks that we already face, including risks associated with:

•

recruiting and retaining talented and capable employees outside the United States, including employees who speak multiple languages and come from a wide variety of different cultural backgrounds and customs;

•	maintaining our company culture across all of our global offices;
•	providing our products and platform in different languages and customizing them to support local requirements;
•

compliance with applicable international laws and regulations, including laws and regulations with respect to employment, construction, privacy, data protection, consumer protection, and unsolicited email, and the risk of penalties and fines against us and individual members of management or employees if our practices are deemed to be out of compliance;
•	managing an employee base in jurisdictions with differing employment regulations;
•

operating in jurisdictions that do not protect intellectual property rights to the same extent as the United States and navigating the practical enforcement of such intellectual property rights outside of the United States;

•	the risk of changes in foreign laws that could restrict our ability to use our intellectual property outside of the foreign jurisdiction in which we developed it;
•

compliance by us and our partners with anti-corruption laws, competition laws, import and export control laws, tariffs, trade barriers, economic sanctions, and other regulatory limitations on our ability to provide our products or platform in certain international markets;

•

foreign exchange controls that might require significant lead time in setting up operations in certain geographic territories and might prevent us from repatriating cash earned outside the United States;

•	political and economic instability (including as a result of COVID-19);
•

COVID-19 or any other pandemics or epidemics that could result in decreased economic activity in certain markets, decreased use of our products and services, or in our decreased ability to sell our products and services to existing or new customers in international markets;

•	generally longer payment cycles and greater difficulty in collecting accounts receivable;
•

potential double taxation of our international earnings and potentially adverse tax consequences due to changes in the income and other tax laws of the United States or the international jurisdictions in which we operate; and

•	higher costs of doing business internationally, including increased accounting, tax, travel, infrastructure, and legal compliance costs.

Compliance with laws and regulations applicable to our global operations substantially increases our cost of doing business. We may be unable to keep current with changes in laws and regulations as they occur. Although we have implemented policies and procedures designed to support compliance with these laws and regulations, there can be no assurance that we will always maintain compliance or that all of our employees, contractors, partners, and agents will comply. Any violations could result in enforcement actions, fines, civil and criminal penalties, damages, injunctions, or reputational harm. If we are unable to comply with these laws and regulations or manage the complexity of our global operations successfully, we may need to relocate or cease operations in certain foreign jurisdictions, which could materially adversely impact our business, financial condition, results of operations, and prospects.

Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to maintain and expand our customer base will be impaired, and our business will be harmed.

We believe that the Procore brand identity and awareness is critical to our sales and marketing efforts. We also believe that maintaining and enhancing the Procore brand is critical to maintaining and expanding our customer base and, in particular, conveying to customers and collaborators that our platform offers capabilities that address the needs of the construction ecosystem throughout the project lifecycle. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Any unfavorable publicity or perception of our products or platform or the providers of construction management software generally, could adversely affect our reputation and our ability to attract and retain customers. If we fail to promote and maintain the Procore brand, or if we incur increased expenses in this effort, our business, financial condition, results of operations, and prospects could be materially adversely affected.

Our ability to increase our customer base and achieve broader market acceptance of our products will significantly depend on our ability to develop and expand our sales and marketing capabilities, the failure of which could materially adversely impact our business, financial condition, results of operations, and prospects.

Sales of subscriptions to access our products will depend to a significant extent on our ability to expand our sales and marketing capabilities. It is difficult to predict customer demand, customer retention and expansion rates, the size and growth rate of the market, the entry of competitive products, or the success of existing competitive products. Our sales efforts involve educating prospective customers about the uses and benefits of our products and platform. We expect that we will continue to need intensive sales efforts to educate prospective customers about the uses and benefits of our construction management software, and we may have difficulty convincing prospective customers of the value of adopting our products. We plan to continue expanding our salesforce, both domestically and internationally. Identifying, recruiting, and training qualified sales representatives is time-consuming and resource-intensive, and they may not be fully-trained and productive for a significant amount of time following their hiring, if ever. In addition, the cost to acquire customers is high due to these considerable sales and marketing efforts. Our business will be harmed if our efforts do not generate a correspondingly significant increase in revenue. Even if we are successful in convincing prospective customers of the value of our products, they may decide not to purchase our products for a variety of reasons, some of which are out of our control. We spend substantial time and resources on our sales efforts without any assurance that our efforts will result in a sale. The failure of our efforts to secure sales after investing resources in a lengthy sales process could materially adversely affect our business, financial condition, results of operations, and prospects.

We operate in a competitive market, and we must continue to compete effectively.

The market for our products is highly competitive and rapidly changing. Certain features of our current platform compete with:

•

aggregated construction management products, including those offered by Oracle (including through its acquisitions of Primavera Systems, Aconex, and Textura), Autodesk (including through its acquisitions of PlanGrid, Assemble Systems, BuildingConnected, and Pype), and Trimble (including through its acquisitions of Viewpoint and e-Builder);

•	accounting software vendors, such as ComputerEase Software, Foundation Software, and Jonas Software;
•	point solution software vendors in various categories, including analytics, bidding, BIM, compliance, and scheduling, among others; and
•	in-house specialized tools or processes built by or for existing or prospective customers.

With the introduction of new products, technologies, and market entrants in the construction management software industry, we expect competition to intensify in the future. Further, many of our actual and potential competitors benefit from competitive advantages over us, such as better name recognition, longer operating histories, larger marketing budgets, existing or more established relationships, greater third-party integration, access to larger customer bases, and greater financial, technical, pricing and marketing strategies, and other resources. Some of our competitors may make acquisitions or enter into strategic relationships with third parties to offer a broader range of products than we do. These combinations may make it more difficult for us to effectively compete. We expect these competitive dynamics to continue as competitors attempt to strengthen or maintain their market positions.

Many factors, including our marketing, user acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. We currently sell our products at a premium as compared to some of our competitors. Certain competitors offer, or may in the future offer, lower-priced or free products or services that compete with our products or may bundle and offer a broader range of products or services. We may not be able to compete at such lower price points or with such product configurations. Similarly, competitors may use marketing strategies that enable them to acquire customers at a lower cost than we can. There can be no assurance that we will not be forced to engage in price-cutting initiatives or other discounts or to increase our marketing and other expenses, to attract and retain customers in response to competitive pressures, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.

Our results of operations may fluctuate significantly, which could make our future results difficult to predict and could cause our results of operations to fall below expectations.

Our results of operations may vary significantly from period to period, which could materially adversely affect our business, financial condition, results of operations, and prospects. We expect that our results of operations will vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to increase the number of new customers and expand our existing customers’ use of our products;
•	the timing and success of new products introduced by us or our competitors;
•	the budgeting cycles, government funding of projects, and purchasing practices of customers;
•	general economic conditions, both domestically and in foreign markets;
•	reduction in construction spending in the public or private sectors;
•	changes in customer or collaborator requirements or market needs;

•	changes in the way we organize and compensate our employees;
•	whether the construction management software industry develops at all or develops more slowly than we expect;
•	our ability to successfully expand our business domestically and internationally;
•	the timing and length of our sales cycles;
•	our ability to attract, develop, motivate, and retain management and other skilled personnel;
•	the amount and timing of operating costs and capital expenditures related to the expansion of our business;
•	changes in the competitive landscape of our market, including consolidation among competitors or customers;
•	changes in our pricing policies or those of our competitors;
•	insolvency or credit difficulties affecting our customers’ ability to purchase or pay for our products;
•	significant security breaches of, technical difficulties with, or interruptions to, the use of our products or platform;
•	unusual expenses such as litigation or other dispute-related settlement payments or outcomes;
•	health epidemics or pandemics, such as COVID-19;
•	future accounting pronouncements or changes in our accounting policies or practices; and
•	increases or decreases in our results caused by fluctuations in foreign currency exchange rates.

If we lose key management personnel or if we are unable to retain or hire additional qualified personnel, we may not be able to achieve our strategic objectives and our business, financial condition, results of operations, and prospects could be materially adversely affected.

Our future success is substantially dependent on our ability to attract, retain, and motivate the members of our management team and other key personnel throughout our organization. In particular, we are highly dependent on the services of Mr. Courtemanche, our founder, President, and Chief Executive Officer, who is critical to our ability to achieve our vision and strategic priorities. We rely on our management team in the areas of operations, security, research and development, sales and marketing, support, and general and administrative functions. Although we have entered into offer letters with our key personnel, our employees, including our executive officers, work for us on an “at-will” basis, which means they may terminate their employment with us at any time. If Mr. Courtemanche or one or more of our key personnel or members of our management team resigns or otherwise ceases to provide us with their services, our business, financial condition, results of operations, and prospects could be materially adversely affected.

Our continued success is also dependent on our ability to attract and retain other qualified personnel possessing a broad range of skills and expertise. There is significant competition for personnel with the skills and technical knowledge that we require across our product and platform development, sales, customer success, and general and administrative functions. In particular, to continue to enhance our products, develop new products, and add new and innovative functionality, it will be critical for us to continue to grow our research and development teams, including hiring highly skilled engineers, product managers, and designers with experience in designing, developing, and testing cloud-based software. We may need to offer higher compensation and other benefits to attract and retain key personnel in the future, and to attract top talent, we must offer competitive compensation packages before we have the opportunity to validate the productivity and effectiveness of new personnel. Many of the companies with which we compete for experienced personnel have greater name recognition and financial resources. If we hire employees from competitors or other companies, their former employers may attempt to assert that we or these employees have breached the employee’s legal obligations, resulting in a diversion of our time and resources. In addition, our headquarters are located near Santa Barbara, California, which is not a prominent commercial center or hub for technology companies. As a result, we may have difficulty hiring and retaining suitably skilled personnel with the qualifications and motivation to expand our business. Additionally, we may not be able to hire new personnel quickly enough to meet our needs. If we fail to meet our hiring needs or successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity, and retention could all suffer. Any of these factors could materially adversely affect our business, financial condition, operating results, and prospects.

Our business is subject to data security risks, and our data security measures may be inadequate to address these risks, making our systems susceptible to compromise, which could materially adversely affect our business, financial condition, results of operations, and prospects.

We, or our third-party vendors on our behalf, collect, process, store, and transmit substantial amounts of data and information, including customer data. Security incidents may occur in the future, causing unauthorized access to, loss of, or unauthorized disclosure of such information, resulting in regulatory enforcement actions, litigation, indemnification obligations, and other potential liabilities, as well as negative publicity, which could materially adversely affect our business, reputation, financial condition, results of operations, and prospects. Cyberattacks, computer malware, and other compromises of information security measures or malicious internet-based activity continue to increase, and cloud-based platform providers of products and services have been targeted, resulting in breaches of their information security, and are expected to continue to be targeted. We and our third- party vendors are at risk of suffering from similar attacks and breaches. Our products may also be subject to fraudulent usage and schemes, including third parties accessing customer accounts or viewing data from our platform. These fraudulent activities can result in unauthorized access to customer accounts and data and unauthorized use of our products. While we undertake significant efforts to protect the security and integrity of the information we collect, process, store, and transmit, we cannot entirely mitigate these risks, and there is no guarantee that inadvertent or unauthorized use or disclosure of such information will not occur or that third-parties will not gain unauthorized access to such information despite our efforts. In addition, we rely on our third-party vendors to take appropriate measures to protect the security and integrity of the information on their information systems. We may not be able to anticipate or prevent all techniques that could be used to obtain unauthorized access or to compromise our systems because such techniques change frequently and are generally not detected until after an incident has occurred. Additionally, we cannot be certain that we will be able to address any vulnerabilities in our software that we may become aware of in the future. We expect similar issues to arise in the future as we continue to expand the features and functionality of our products and platform and introduce new products, and we expect to expend significant resources in an effort to protect against security incidents. In addition, any actual or suspected cybersecurity incident or other compromise of our security measures, or those of our third-party vendors, whether as a result of hacking efforts, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, or otherwise, could result in harm to our business, damage to our brand and reputation, significant costs for remediating the effects of such an incident and preventing future incidents, lost revenue due to network downtime, and a decrease in customer and user trust. Concerns regarding privacy, data protection, and information security may also cause some of our customers to stop using our products and platform and decline to renew their subscriptions, and make it harder to acquire new customers. To the extent we do not effectively address these risks, our business, financial condition, results of operations, and prospects could be materially adversely affected.

Many governments have enacted laws requiring companies to provide notice of data security incidents involving certain types of personal data. We are also contractually required to notify certain customers of certain data security breaches. In addition, our customers store sensitive and confidential information on our platform, such as building plans and other information related to government works, or projects for regulated industries, such as banks and casinos. Security incidents experienced by us, or by others, such as our competitors or customers, may lead to public disclosures and widespread negative publicity for us, our customers, or the construction software industry generally.

There can be no assurance that any limitations of liability provisions in our subscriptions with customers would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for cyber liability or errors or omissions will continue to be available on acceptable terms, or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could materially adversely affect our business, financial condition, results of operations, and prospects.

Any failure to offer high quality support for our customers and collaborators may harm our relationships with our customers and, consequently, our business.

While we have designed our products to be easy to adopt with minimal support, our customers depend on our customer success teams to provide implementation, training, and support services. Due to the COVID-19 pandemic and local government shelter in place requirements, our in the field customer support capabilities have diminished as we have required substantially all of our employees to work remotely to minimize their and our customers’ risk of exposure to COVID-19. If we do not provide effective ongoing support (both virtually and in the field), our ability to sell additional products to existing customers could be adversely affected, and our reputation with prospective customers or the industry could be damaged. If we experience increased customer and collaborator demand for support, we may face increased costs that may harm our results of operations. The number of our customers and collaborators has grown significantly, which has put additional pressure on our customer success teams. If we are unable to provide efficient support services or if we need to hire additional support resources, potentially through third parties, our business, financial condition, results of operations, and prospects could be adversely affected. Additionally, our ability to acquire new customers is highly dependent on our business reputation and on positive recommendations from existing customers. Any failure to maintain high quality support, or a market perception that we do not maintain high quality support, for our customers and collaborators could materially adversely affect our business, financial condition, results of operations, and prospects.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired and our business, financial condition, results of operations, and prospects could be adversely materially affected.

As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of the New York Stock Exchange, or the NYSE. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more complex, time-consuming, and, costly and place significant strain on our personnel, systems, and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems, and controls to accommodate such changes. We have limited experience with implementing the systems and controls that will be necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems or controls, and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports, or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.

Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on our stock price. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the Jobs Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could cause a decline in our stock price or materially adversely affect our business, financial condition, results of operations, and prospects.

The COVID-19 pandemic has had and could continue to have an adverse impact on our business, operations, and the markets and communities in which we, our partners, and our customers operate.

The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The potential impact and duration of the COVID-19 pandemic on the global economy and our business are difficult to assess or predict.

Potential impacts include:

•

our customer prospects and our existing customers may experience slowdowns in their businesses, which in turn may result in reduced demand for our platform, lengthening of sales cycles, loss of customers, and difficulties in collections;

•

our employees are working from home much more frequently than they have historically, which may result in decreased employee productivity and morale, increased unwanted employee attrition, and increased risk of a cyberattack;

•	we continue to incur fixed costs, particularly for real estate, and may derive reduced or no benefit from those costs;
•	we may continue to experience disruptions to our growth planning, such as for facilities and international expansion;
•	we anticipate incurring costs in returning to work from our facilities around the world, including changes to the workplace, such as space planning, food service, and amenities;
•	we may be subject to legal liability for safe workplace claims;
•	our critical vendors or third-party partners could go out of business; and
•

in-person marketing events, including industry conferences, have been canceled and we may continue to experience prolonged delays in our ability to reschedule or conduct in-person marketing events and other sales and marketing activities.

The impact of any of the foregoing, individually or collectively, could adversely affect our business, financial condition, results of operations, and prospects.

As a result of the COVID-19 pandemic, we temporarily closed our headquarters and other offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represented a significant change in how we operate our business. The operations of our partners and customers have likewise been altered. As a result of global business disruption, the COVID-19 pandemic had an adverse impact on our ability to close new and additional business agreements. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic are likely to affect the rate of global construction spending and, despite the measures we have taken to limit or mitigate the impact, it could continue to have an adverse effect on the demand for our platform, lengthen our sales cycles, reduce the value or duration of subscriptions, reduce the level of subscription renewals, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of our customers to go out of business, limit the ability of our direct sales force to travel to customers and potential customers, and affect contraction or attrition rates of our customers, all of which could adversely affect our business, results of operations, financial condition, and prospects in 2021 and future periods.

Moreover, to the extent the COVID-19 pandemic continues to adversely affect our business, financial condition, results of operations, and prospects, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to our ability to increase sales to existing and new customers, develop and deploy new offerings and applications, and maintain effective marketing and sales capabilities.

We license technology from third parties and our inability to maintain those licenses could materially adversely affect our business, financial condition, results of operations, and prospects.

We currently incorporate, and will in the future incorporate, technology that we license from third parties into our products and platform. We cannot be certain that our licensors do not or will not infringe on the intellectual property rights of third parties or that our licensors have or will have sufficient rights to the licensed intellectual property in all jurisdictions where we may sell our platform. Some of our agreements with our licensors may be terminated by them for convenience, or otherwise provide for a limited term. If we are unable to continue to license technology because of intellectual property infringement claims brought by third parties against our licensors or against us, or if we are unable to continue our license agreements or enter into new licenses on commercially reasonable terms, our ability to develop and sell products containing that technology would be limited, and our business could be harmed. Additionally, if we are unable to license or continue to license technology from third parties, such as technology that helps enable our products, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner or at all, and may require us to use alternative technology of lower quality or performance standards. This could limit or delay our ability to offer certain existing, new, or competitive products and may increase our costs. As a result, our business, financial condition, and results of operations could be materially adversely affected.

Our failure to protect our intellectual property rights and proprietary information could diminish our brand and other intangible assets.

We primarily rely and expect to continue to rely on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures, licenses and contractual restrictions with our employees, consultants, and third parties, to establish and protect our intellectual property and proprietary rights, all of which provide only limited protection. As of December 31, 2020, we had six issued patents, 28 pending, non-provisional patent applications in the United States, and ten Patent Cooperation Treaty international patent applications. Two of our issued patents in the United States will expire in 2035, and the other four of our issued patents will expire in 2039. We continually review our development efforts to assess the existence and patentability of new intellectual property. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even when we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our products or platform. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand, and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement, misappropriation and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, or may challenge our proprietary rights, and we may not be able to prevent infringement without incurring substantial expense. Additionally, pending and future patent, trademark, and copyright applications may not be approved, and our issued patents may be contested, circumvented, found unenforceable, or invalidated. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of such information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our products, platform, brand, and other intangible assets may be diminished, and competitors may be able to more effectively replicate our platform and its features. Any of these events could materially adversely affect our business, financial condition, results of operations, and prospects.

We may become involved in litigation that could materially adversely affect our business, financial condition, results of operations, and prospects.

As we face increasing competition and gain an increasingly higher profile, the possibility of intellectual property rights claims, commercial claims, or other claims or lawsuits being asserted against us grows. In the future, we may become a party to litigation and disputes related to our intellectual property, business practices, products, or platform. While we intend to vigorously defend these lawsuits, litigation can be costly and time-consuming, divert the attention of management and key personnel from our business operations, and dissuade prospective customers from subscribing to our products. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, our customer agreements include provisions requiring us to indemnify our customers against liabilities if our products infringe a third-party’s intellectual property rights, and we have negotiated other specific indemnities with certain of our customers, in each case, which could require us to make payments to such customers. During the course of any litigation or dispute, we may make announcements regarding the results of hearings and motions and other interim developments. If securities analysts and investors consider these announcements negative, our stock price may decline. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us, and we may be required to develop alternative non-infringing technology or practices or discontinue our practices. The development of alternative, non-infringing technology or practices could require significant effort and expense. Any of the above could materially adversely affect our business, financial condition, results of operations, and prospects.

If we cannot maintain our company culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success.

We believe our corporate culture fosters innovation, teamwork, passion, and focus on execution and has contributed to our success. As we grow and develop our infrastructure as a public company and expand our operations, we may find it difficult to maintain our corporate culture. Any failure to preserve our culture could harm our future success, including our ability to recruit and retain qualified personnel, innovate and operate effectively, and execute on our business strategies. In addition, in response to the COVID-19 pandemic and local shelter in place government regulations, we are requiring or have required substantially all of our employees to work remotely to minimize the risk of exposure to the virus to our employees and the communities in which we operate. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no guarantee that we will be as effective while working remotely or that we will be able to maintain our corporate culture because our team is dispersed and because our employees may have less capacity to work due to increased personal obligations (such as childcare, eldercare, or caring for family members who become sick), may become sick themselves and be unable to work, or may be otherwise negatively affected, mentally or physically, by the COVID-19 pandemic and prolonged social distancing. If we experience any of these risks in connection with future growth, it could impair our ability to attract new customers and retain existing customers and expand their use of our platform, all of which could materially adversely affect our business, financial condition, results of operations, and prospects.

We may be unsuccessful in making, integrating, and maintaining acquisitions, joint ventures, and strategic investments.

We expect to evaluate and consider a wide array of potential strategic transactions, including acquisitions of businesses, joint ventures, new technologies, services, products, and other assets, and making strategic investments. However, we may not be able to find suitable acquisition, joint venture, and strategic investment candidates, and we may not be able to complete these transactions on favorable terms, or at all. Even if we are able to complete these transactions, they may not ultimately strengthen our competitive position or achieve our strategic goals and could be viewed negatively by existing or prospective customers, collaborators, third-party developers, regulators, investors, or others. Any of these transactions could be material to our business, financial condition, and operating results.

We may not realize the anticipated benefits of any or all of our acquisitions, joint ventures, or strategic investments in the time frame expected or at all. Valuations supporting our acquisitions and strategic investments could change rapidly. Following any such transaction, we could determine that such valuations have experienced impairments or other-than-temporary declines in fair value which could materially adversely affect our business, financial condition and operating results through the write-off of goodwill and other impairment charges.

We may have to pay cash, incur debt, or issue securities, including equity-based securities, to pay for acquisitions, joint ventures, or strategic investments, each of which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such transaction could result in dilution to our stockholders. If we incur debt in connection with such a transaction, it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to flexibly operate our business. Any of these factors could materially adversely affect our ability to consummate a transaction, our business, financial condition, results of operations, and prospects.

Our actual or perceived failure to comply with privacy, data protection, or information security laws, regulations, or obligations, or the expansion of current or the enactment of new privacy, data protection, or information security laws, regulations, or obligations, could materially adversely affect our business, financial condition, results of operations, and prospects.

There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, and information security that govern the collection, use, storage, retention, sharing, processing, transfer, disclosure, and protection of personal information and other information. The scope of these laws and regulations is expanding and evolving, subject to differing interpretations, may be inconsistent among jurisdictions, or conflict with other rules. We are also subject to the terms of our privacy policies and obligations to third parties related to privacy, data protection, and information security. We strive to comply with any and all applicable laws, regulations, policies, and other legal obligations relating to privacy, data protection, and information security to the extent possible. However, the regulatory framework for privacy, data protection, and information security worldwide is, and is likely to remain, uncertain for the foreseeable future, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. As a result, we cannot guarantee that our practices have complied, comply, or will comply fully with all such laws, regulations, and obligations.

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in May 2018, the General Data Protection Regulation, or GDPR, went into effect in the European Union, or EU. The GDPR has imposed more stringent data protection requirements, and provides greater penalties for noncompliance, than previous data protection laws, including potential penalties of up to €20 million or 4% of annual global revenues. Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government initiated a process to leave the EU, known as Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, although the United Kingdom enacted a Data Protection Act in May 2018 that is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated. The State of California also enacted the California Consumer Privacy Act of 2018, or the CCPA, that went into effect on January 1, 2020, which affords consumers expanded privacy protections. The CCPA has since been amended, and it is possible that it will be amended again. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial expenses in an effort to comply. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation.

Additionally, if third parties we work with, such as vendors or developers, violate applicable laws or regulations or our policies, such violations may also put our users’ information at risk and could materially adversely affect our business, financial condition, results of operations, and prospects. Any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of our users’ content, or regarding the manner in which the express or implied consent of users for the collection, use, retention, or disclosure of such content is obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process user data or develop new products and features.

Any failure or perceived failure by us to comply with our privacy policies, privacy-, data protection- or information security-related laws, regulations, or obligations applicable to us, or other legal obligations relating to privacy, data protection, or information security, may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others, and could result in significant liability or cause our users to lose trust in us, which could materially adversely affect our business, financial condition, results of operations, and prospects.

Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could materially adversely affect our business, financial condition, results of operations, and prospects.

We are subject to a number of laws and regulations that apply generally to businesses, including laws and regulations governing the internet and the marketing, sale, and delivery of goods and services over the internet. These laws and regulations, which continue to evolve, cover, among other things, taxation, tariffs, privacy and data protection, data security, pricing, content, copyrights, distribution, mobile and other communications, advertising practices, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protection, the provision of online payment services, the design and operation of websites, and the characteristics and quality of products that are offered online. We cannot guarantee that we have been or will in the future be fully compliant with such laws and regulations in every jurisdiction, as it is not entirely clear in every jurisdiction how existing laws and regulations governing such areas apply or will be enforced. Moreover, as the regulatory landscape continues to evolve, increasing regulation and enforcement efforts by federal, state, and foreign authorities, and the prospects for private litigation claims, become more likely. In addition, the adoption of new laws or regulations, or the imposition of other legal requirements, that adversely affect our ability to market or sell our products could harm our ability to offer, or customer demand for, our products, which could impact our revenue, impair our ability to expand our product offerings, and make us more vulnerable to competition. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also require us to change our business practices and raise compliance costs or other costs of doing business. In particular, the re-adoption of “network neutrality” rules in the United States by the Federal Communications Commission, or the FCC, which the current president of the United States supported during his campaign and which is supported by the current Democratic FCC commissioners, could affect the services we and our customers use by restricting the offerings made by internet service providers or reducing their incentives to invest in their networks. In addition, after a federal court judge denied a request for an injunction against California’s state-specific network neutrality law, California began enforcing that law on March 25, 2021, and other states could begin to enforce existing laws or adopt new network neutrality requirements.

Additionally, various federal, state, and foreign labor laws govern our relationships with our employees and affect operating costs. These laws include employee classifications as exempt or non- exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, workplace health and safety standards, payroll taxes, citizenship requirements, and other laws and regulations.

Significant additional laws or regulations, or our failure to comply with any laws and regulations that now, or could in the future, apply to our business could materially adversely affect our business, financial condition, operating results, and prospects.

We may need to raise additional capital to grow our business, and such capital may not be available on terms acceptable to us, or at all, which could reduce our ability to compete and could materially adversely affect our business, financial condition, results of operations, and prospects.

We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. To support our business and operations, we will need sufficient capital to continue to make significant investments, and we may need to raise additional capital through equity or debt financings to fund such efforts. Additionally, the current COVID-19 pandemic has caused a disruption in the global financial markets, which may reduce our ability to access capital and negatively affect our liquidity in the future. If such financing is not available to us on acceptable terms, or at all, we may be unable to fund our growth or develop new business at the rate desired, and our operating results may suffer. Debt financing increases expenses, may contain covenants that restrict the operation of our business, and must be repaid regardless of operating results. For example, covenants contained in our existing credit facility with Silicon Valley Bank, as amended and restated on May 7, 2020, or the Credit Facility, limit our ability to pay dividends, to create, incur, or assume indebtedness or liens, to consummate certain strategic transactions, to engage in transactions with affiliates, and to make certain investments. Equity financing, or debt financing that is convertible into equity, could result in dilution to our existing stockholders and a decline in our stock price.

Our inability to obtain adequate capital resources, whether in the form of equity or debt, to fund our future growth may require us to delay, scale back, or eliminate some or all of our operations or the expansion of our business, which could materially adversely affect our business, financial condition, operating results, and prospects.

We rely on third-party data centers, such as AWS, to host and operate our platform, and any disruption of or interference with our use of these resources may negatively affect our ability to maintain the performance and reliability of our platform, which could cause our business to suffer.

Our customers depend on the continuous availability of our platform. We currently host our platform and serve our customers primarily using Amazon Web Services, or AWS. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our control, including:

•	the performance and availability of AWS and other third-party providers of cloud infrastructure services with the necessary speed, data capacity, and security for providing reliable services;
•

decisions by AWS and other owners and operators of the data centers where our cloud infrastructure is deployed to terminate our subscriptions, discontinue services to us, shut down operations or facilities, increase prices, change service levels, limit bandwidth, declare bankruptcy, or prioritize the traffic of other parties;

•

physical break-ins, acts of war or terrorism, database capacity constraints, human error or interference, including by disgruntled employees, former employees, or contractors, and other catastrophic events; and

•	cyberattacks, including denial of service attacks, targeted at us, our data centers, or the infrastructure of the internet.

The adverse effects of any service interruptions on our reputation, results of operations, and financial condition may be disproportionately heightened due to the nature of our business and the fact that our customers have a low tolerance for interruptions of any duration.

To meet the performance and other requirements of our customers, we intend to continue to make significant investments to increase capacity and to develop and implement new technologies in our cloud infrastructure operations. Any renegotiation or renewal of our agreement with AWS, or a new agreement with another provider of cloud-based services, may be on terms that are significantly less favorable to us than our current agreement. Additionally, these new technologies, which include databases, application and server optimizations, network strategies, and automation, are often advanced, complex, new, and untested, and we may not be successful in developing or implementing these technologies. It takes a significant amount of time to plan, develop, and test improvements to our technologies and cloud infrastructure, and we may not be able to accurately forecast demand or predict the results we will realize from such improvements. To the extent that we do not effectively scale our infrastructure to meet the needs of our growing customer base and maintain performance as our customers expand their use of our products, or if our cloud-based server costs were to increase, our business, financial condition, results of operations, and prospects could be materially adversely affected.

The experience of our users depends upon the interoperability of our platform across devices, operating systems, and third-party applications that we do not control.

One of the most important features of our platform is its broad interoperability with a range of devices, web browsers, operating systems, and third-party applications. Our App Marketplace enables customers to connect other software, applications, and data to our platform. Accordingly, we are dependent on the accessibility of our platform across web browsers, operating systems, and the third- party applications that we oftentimes do not control. Third-party applications and products are constantly evolving, and we may not be able to modify our platform to assure its compatibility with that of other third parties following development changes. In addition, some of our competitors may be able to disrupt the operations or compatibility of our platform with their applications that some of our customers may rely upon. If our platform has integration or operability failures with these operating systems or third-party applications, customers may not adopt our platform, and our App Marketplace may not be useful to customers, which could materially adversely affect our business, financial conditions, results of operations, and prospects.

Interruptions or performance issues associated with our products and platform could materially adversely affect our business, financial condition, results of operations, and prospects.

We have experienced, and may in the future experience, service interruptions and other performance issues due to a variety of factors. Our future growth depends in part on the ability of our existing and prospective customers to access our products and platform reliably and at any time. Certain of our customer agreements contain service level commitments, which contain specifications regarding the availability and performance of our platform. If we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our platform, we may be contractually obligated to provide affected customers with service credits against existing subscriptions or, in certain cases, refunds. Any service interruptions or other performance issues could negatively impact our renewal rates and harm our ability to attract new customers, and as a result could materially adversely affect our business, financial condition, results of operations, and prospects.

Additionally, our products and platform are inherently complex and may, from time to time, contain material defects or errors, particularly when new products or new features or capabilities are released. We have in the past found defects or errors in our products and platform and we may detect new defects or errors in the future. Any real or perceived errors, failures, vulnerabilities, or bugs in our products or platform could result in negative publicity or lead to data security, access, retention, or performance issues, all of which could harm our business and reputation. In addition, the costs incurred in correcting such defects or errors may be substantial. Any of these risks could materially adversely affect our business, financial condition, results of operations, and prospects.

Failures in internet infrastructure or interference with internet or Wi-Fi access could cause existing or prospective users to believe that our systems are unreliable, potentially leading our customers to decline to renew their subscriptions.

Our platform depends on our users’ internet access. Increasing numbers of users on our platform and increasing bandwidth requirements may degrade the performance of our products or platform due to capacity constraints and other internet infrastructure limitations. If internet service providers and other third parties providing internet services have outages or deteriorations in their quality of service, our users may not have access to our platform or may experience a decrease in the quality of our products. Furthermore, as the rate of adoption of new technologies increases, the networks our platform relies on may not be able to sufficiently adapt to any increased demand for our products. Frequent or persistent interruptions, including those from increased usage stemming from the COVID-19 pandemic, could cause existing or prospective users to believe that our platform is unreliable, leading them to switch to our competitors, which could materially adversely affect our business, financial condition, results of operations, and prospects.

In addition, users who access our platform through mobile devices, such as smartphones and tablets, must have an internet or Wi-Fi connection to use our products. Currently, this access is provided by a limited number of companies. These providers could take measures that degrade, disrupt, or increase the cost of user access to third-party services, including our platform, by charging increased fees to third parties or the users of third-party services, any of which would make our platform less attractive to customers and reduce our revenue.

Increased government scrutiny of the technology industry could negatively affect our business.

The technology industry is subject to intense media, political, and regulatory scrutiny, which may expose us to government investigations, legal actions, and penalties. Various regulatory agencies, including competition, consumer protection, and privacy authorities, have active proceedings and investigations concerning multiple technology companies, some of which have offerings, like app marketplaces and collaboration tools, that are similar to services and features we offer. If proceedings or investigations targeted at other companies result in determinations that practices are unlawful, we could be required to change our products and services or alter our business operations, which could harm our business. Legislators and regulators also have proposed new laws and regulations intended to restrain the activities of technology companies. If such laws or regulations are enacted, they could adversely impact us, even if they are not intended to affect our company. In addition, the introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. The increased scrutiny of acquisitions in the technology industry also could affect our ability to enter into strategic transactions or to acquire other businesses. Compliance with new or modified laws and regulations could increase the cost of conducting the business, limit the opportunities to increase our revenues, or prevent us from offering products or services.

Our liability for third-party content on our platform, such as content posted by customers and other users, currently is limited by Section 230 of the Communications Decency Act. There have been various efforts made by state and federal executives and legislators to bypass, eliminate, or modify Section 230, which limits the liability of internet platforms for third-party content that is transmitted via those platforms and for good- faith moderation of offensive content. President Biden and many members of Congress from both parties have expressed support for the reform or repeal of Section 230, so the possibility of Congressional action remains. In addition, the FCC is considering a petition, filed by the former administration, to adopt rules interpreting Section 230. If the FCC adopts rules, the scope of the protection offered by Section 230 could be narrowed considerably. The FCC has not released any document describing the rules that would be proposed and no date has been set for a vote on any such proposal. The Democratic Commissioners of the FCC have indicated that they are opposed to the petition and now control the agenda of the FCC. There also are pending cases before the judiciary that may result in changes to the protections afforded to internet platforms, including a lawsuit by former President Trump that, if successful, would greatly limit the scope of Section 230. We cannot predict whether there will be any changes to Section 230 or if regulatory action will interpret it in such a way as to limit the protection it affords. If the protections contained in Section 230 are repealed or limited, we could be subjected to liability for our customers’ or other users’ activities, or we could be required to pay fines or penalties, redesign our business methods, or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims.

We also could be harmed by government investigations, litigation, or changes in laws and regulations directed at our business partners, or suppliers in the technology industry that have the effect of limiting our ability to do business with those entities. For example, the U.S. government recently has taken action against companies operating in China intended to limit their ability to do business in the U.S. or with U.S. companies. There can be no assurance that our business will not be materially adversely affected, individually or in the aggregate, by the outcomes of such investigations, litigation, or changes to laws and regulations in the future.

We are subject to governmental export and import controls that could impair our ability to compete in international markets and subject us to liability if we are not in compliance with applicable laws.

Our products and platform are subject to various restrictions under U.S. export control and sanctions laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations, and various economic and trade sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control. The U.S. export control laws and U.S. economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products and services to embargoed or sanctioned countries, governments, persons, and entities, identified by the United States, and also require authorization for the export of certain encryption items. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain cloud- based solutions to countries, governments, and persons targeted by U.S. sanctions. In addition, various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted or could enact laws that could limit our ability to distribute our platform or limit our ability to implement our platform in those countries. While we have implemented certain procedures to facilitate compliance with applicable laws and regulations in connection with the collection of this information, we cannot assure you that these procedures have been effective or that we, or third parties, many of whom we do not control, have complied with all laws or regulations in this regard. Failure by our employees, representatives, contractors, partners, agents, intermediaries, or other third parties to comply with applicable laws and regulations in the collection of this information also could have negative consequences to us, including reputational harm, government investigations, and penalties.

Although we take precautions to prevent our information collection practices from being in violation of such laws, our information collection practices may have been in the past, and could in the future be, in violation of such laws. If we or our employees, representatives, contractors, partners, agents, intermediaries, or other third parties fail to comply with these laws and regulations, we could be subject to civil or criminal penalties, including the possible loss of export privileges and fines and penalties. We may also be adversely affected through other penalties, reputational harm, loss of access to certain markets, or otherwise. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. While we are working to implement additional controls designed to prevent similar activity from occurring in the future, these controls may not be fully effective.

Changes in our platform, or changes in sanctions and import and export laws, may delay the introduction and sale of subscriptions to access our products in international markets, prevent our customers with international operations from using our platform, or in some cases, prevent the access or use of our platform to and from certain countries, governments, persons, or entities altogether. Further, any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons, or technologies targeted by such regulations could result in decreased use of our platform or in our decreased ability to export or sell our platform to existing or prospective customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell our platform could materially adversely affect our business, financial condition, results of operations, and prospects.

We are also subject to the U.S. Foreign Corrupt Practices Act of 1977, or FCPA, the UK Bribery Act 2010, or Bribery Act, and other anti-corruption, sanctions, anti-bribery, anti-money laundering, and similar laws in the United States and other countries in which we conduct activities. Anti-corruption and anti- bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees, agents, intermediaries, and other third parties from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the private sector. In the future, we may leverage third parties, including intermediaries, agents, and partners, to conduct our business in the United States and abroad, to sell subscriptions. We and these third-parties may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we may be held liable for the corrupt or other illegal activities of these third-party partners and intermediaries, our employees, representatives, contractors, partners, agents, intermediaries, and other third parties, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with FCPA, Bribery Act, and other anti-corruption, sanctions, anti-bribery, anti-money laundering, and similar laws, we cannot assure you that they will be effective, or that all of our employees, representatives, contractors, partners, agents, intermediaries, or other third parties have taken, or will not take actions, in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage, and other consequences. Any investigations, actions, or sanctions could materially adversely affect our business, financial condition, results of operations, and prospects.

Our use of third-party open source software could negatively affect our ability to sell subscriptions to access our products and subject us to possible litigation.

We use third-party open source software. From time to time, companies that use third-party open source software have faced claims challenging the use of such open source software and compliance with the open source software license terms. Accordingly, we may be subject to suits by parties claiming ownership of what we believe to be open source software or claiming non-compliance with the applicable open source licensing terms. Some open source software licenses require end-users, who distribute or make available across a network software and services that include open source software, to make publicly available or to license all or part of such software (which in some circumstances could include valuable proprietary code, such as modifications or derivative works created, based upon, incorporating, or using the open source software) under the terms of the particular open source license. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our valuable proprietary source code, we may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the terms of the applicable license, including claims of intellectual property rights infringement or for breach of contract. Furthermore, there exists today an increasing number of types of open source software licenses, almost none of which have been tested in courts of law to provide clarity on their proper legal interpretation. If we were to receive a claim of non-compliance with the terms of any of these open source licenses, we may be required to publicly release certain portions of our proprietary source code. We could also be required to expend substantial time and resources to re-engineer some or all of our software. Any of the foregoing could materially adversely affect our business, financial condition, results of operations, and prospects.

In addition, the use of third-party open source software typically exposes us to greater risks than the use of third-party commercial software because open source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform. Any of the foregoing could materially adversely affect our business, financial condition, results of operations, and prospects and could help our competitors develop products and services that are similar to or better than ours.

Our customers’ and other users’ violation of our policies or other misuse of our platform to transmit unauthorized, offensive, or illegal messages, spam, phishing scams, and website links to harmful applications or for other fraudulent or illegal activity could damage our reputation, and we may face a risk of litigation and liability for illegal activities on our platform and unauthorized, inaccurate, or fraudulent information distributed via our platform.

Despite our ongoing and substantial efforts to limit such use, certain customers or other users may use our platform to transmit unauthorized, offensive, or illegal messages, calls, spam, phishing scams, and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, and report inaccurate or fraudulent data or information. These actions are in violation of our policies. However, our efforts to defeat spamming attacks, illegal robocalls, and other fraudulent activity will not prevent all such attacks and activity. Such use of our platform could damage our reputation and we could face claims for damages, regulatory enforcement, copyright or trademark infringement, defamation, negligence, or fraud. Moreover, our customers’ and other users’ promotion of their products and services through our platform might not comply with federal, state, and foreign laws. We rely on contractual representations made to us by our customers that their use of our platform will comply with our policies and applicable law. Although we retain the right to verify that customers and other users are abiding by our policies, our customers and other users are ultimately responsible for compliance with our policies, and we do not systematically audit our customers or other users to confirm compliance with our policies. Although Section 230 of the Communications Decency Act currently limits liability for third-party content posted on internet platforms, we cannot predict whether that protection will remain in effect. See the risk factor titled “Increased government scrutiny of the technology industry could negatively affect our business.”

Because we recognize revenue from subscriptions to access our products over the term of the subscription, downturns or upturns in new business will not be immediately reflected in our results of operations.

We generate substantially all of our revenue from subscriptions to access our products. We recognize revenue ratably over the term of the subscription, beginning on the date that access to our products is made available to our customer. Our subscriptions generally have annual or multi-year terms. As a result, the significant majority of our revenue is generated from subscriptions entered into during previous periods. Consequently, a decline in new or renewed subscriptions in any one quarter may not significantly reduce our revenue for that quarter but could negatively affect our revenue in future periods. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through new subscriptions in any period.

Our ability to recognize revenue may also be affected by the length and unpredictability of the sales cycle for our products, especially with respect to larger enterprises and owners. Such customers typically undertake a significant evaluation and negotiation process due to their leverage, size, organizational structure, and approval requirements, all of which can lengthen our sales cycle. We may spend substantial time, effort, and money on sales efforts to such customers without any assurance that our efforts will produce any sales or that these customers will deploy our platform widely enough across their business to justify our substantial upfront investment. As a result, we anticipate increased sales to large enterprises will lead to higher upfront sales costs and greater unpredictability, which could materially adversely affect our business, results of operations, financial condition, and prospects.

In addition, as required by the recent revenue recognition standard under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, we disclose the transaction price allocated to remaining performance obligations. It is possible that analysts and investors could misinterpret our disclosure or that the terms of our customer subscriptions or other circumstances could cause our methods for calculating this disclosure to differ significantly from others, which could lead to inaccurate or unfavorable forecasts by analysts and investors.

Our business is subject to the risks of earthquakes, fire, floods, and other natural catastrophic events.

Our corporate headquarters are located near Santa Barbara, California, a region known for seismic activity and severe fires, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster, such as a fire, mudslide, flood, or significant power outage. A significant natural disaster could materially adversely affect our business, results of operations, financial condition, and prospects. In addition, climate change could result in an increase in the frequency or severity of natural disasters and cause performance problems with our technology infrastructure.

Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, or outbreaks of pandemic diseases, including COVID-19, we may be unable to continue our operations and may experience system interruptions and reputational harm. Acts of terrorism and other geo-political unrest could also cause disruptions in our business or the business of our customers, partners, vendors, or the economy as a whole. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.

If we experience excessive fraudulent activity or cannot meet evolving credit card association merchant standards, we could incur substantial costs and lose the right to accept credit cards for payment, which could cause our customer base to decline significantly and could materially adversely affect our business, financial condition, results of operations, and prospects.

A portion of our customers authorize us to bill their credit card accounts directly for our products. If customers pay for their subscriptions with unauthorized credit cards, we could incur substantial third- party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We have also incurred charges, which we refer to as chargebacks, from the credit card companies for claims that the customer did not authorize the credit card transaction for our products. If the number of claims of unauthorized credit card transactions becomes excessive, we could be assessed substantial fines for excess chargebacks, and we could lose the right to accept credit cards for payment. In addition, credit card issuers may change merchant standards, including data protection and documentation standards, required to utilize their services from time to time. If we fail to maintain compliance with current merchant standards or fail to meet new standards, the credit card associations could fine us or terminate their agreements with us, and we would be unable to accept credit cards as payment for our products. We may be required to pay for unauthorized credit charges and expenses with no reimbursement from the customer. Although we implement multiple fraud prevention and detection controls, we cannot assure you that these controls will be adequate to protect against fraud. Substantial losses due to fraud or our inability to accept credit card payments could cause our customer base to significantly decrease and would harm our business.

Our results of operations, which are reported in U.S. dollars, could be adversely affected if currency exchange rates fluctuate substantially in the future.

We sell subscriptions to access our products to customers globally and have offices in Australia, Canada, England, and Mexico. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from sales is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates. Any of these risks could hinder our ability to predict our future results and earnings. In addition, we do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

Tax authorities may successfully assert that we should have collected, or in the future should collect, sales and use, value added or similar taxes, and we could be subject to substantial liabilities with respect to past or future sales, which could materially adversely affect our business, financial condition, results of operations, and prospects.

We currently collect and remit applicable sales taxes and other applicable transfer taxes in jurisdictions where we, through our employees or economic activity, have a presence and where we have determined, based on applicable legal precedents, that sales of subscriptions to access our products and platform are classified as taxable. We do not currently collect and remit state and local excise, utility user, or ad valorem taxes, fees, or surcharges in jurisdictions where we believe we do not have sufficient “nexus.” There is uncertainty as to what constitutes sufficient nexus for a state or local jurisdiction to levy taxes, fees, and surcharges on sales made over the internet, and there is also uncertainty as to whether our characterization of our products and platform as not taxable in certain jurisdictions will be accepted by state and local tax authorities.

Tax authorities may challenge our position that we do not have sufficient nexus in a taxing jurisdiction or that our products and platform are not taxable in such jurisdiction and may decide to audit our business and operations with respect to sales, use, value added, goods and services, and other taxes, which could result in significant tax liabilities (including related penalties and interest) for us or our customers, which could materially adversely affect our business, financial condition, results of operation, and prospects.

The application of indirect taxes, such as sales and use, value added, goods and services, business, and gross receipts taxes, to businesses that transact online, such as ours, is a complex and evolving area. Following the U.S. Supreme Court decision in South Dakota v. Wayfair, Inc., states and local jurisdictions in certain circumstances may levy sales and use taxes on sales of goods and services based on “economic nexus,” regardless of whether the seller has a physical presence in such jurisdiction. A number of states have already begun, or have positioned themselves to begin, requiring collection of sales and use taxes by online sellers. The details and effective dates of these collection requirements vary from state to state. As a result, it may be necessary for us to reevaluate whether our activities give rise to sales, use, and other indirect taxes as a result of any nexus in those states in which we are not currently registered to collect and remit taxes. Additionally, we may need to assess our potential tax collection and remittance obligations based on the requirements of existing or future economic nexus laws. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or may conduct business. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such obligations. The application of existing, or future indirect tax laws, whether in the United States or internationally, or the failure to collect and remit such taxes, could materially adversely affect our business, financial condition, results of operations, and prospects.

Our corporate structure and intercompany arrangements cause us to be subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which could materially adversely affect our business, financial condition, results of operations, and prospects.

We are expanding our international operations and personnel to support our business in international markets. We generally conduct our international operations through wholly-owned subsidiaries and are or may be required to report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by tax authorities in various jurisdictions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of such jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws, or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The relevant tax authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations.

We are subject to federal, state, and local income, sales, and other taxes in the United States and income, withholding, transaction, and other taxes in numerous foreign jurisdictions. Evaluating our tax positions and our worldwide provision for taxes is complicated and requires the exercise of significant judgment. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates, or higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes (including income taxes, sales taxes, and value added taxes) against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could differ materially from our historical tax provisions and accruals, which could have an adverse effect on our results of operations or cash flows in the period or periods for which a determination is made.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, we had $392.1 million of U.S. federal and $260.1 million of state net operating loss carryforwards available to reduce taxable income that we may have in the future. It is possible that we will not generate taxable income sufficient to use certain of these net operating loss carryforwards. Under legislative changes made by the December 2017 Tax Cuts and Jobs Act, or the TCJA, as modified by the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the ability to utilize such federal net operating losses to offset taxable income in taxable years beginning after 2020 is limited to 80% of the current-year taxable income. It is uncertain if and to what extent various states will conform to the TCJA. In addition, federal net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code, or the Code, respectively. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. We performed a study to determine whether net operating loss and credit carryover limitations existed under Section 382 as of December 31, 2020, and determined that a portion of the net operating losses and credit carryovers are subject to Section 382 annual limitations. We have determined that we should be able to fully utilize these net operating losses and credit carryovers before they expire, provided we generate sufficient taxable income. However, we may experience ownership changes in the future as a result of shifts in our stock ownership after December 31, 2020, including in connection with our IPO, some of which may be outside of our control. State net operating loss carryforwards and other state tax credits may be subject to similar limitations under state tax laws, and there may be periods during which the use of state net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state net operating losses to offset California taxable income in tax years beginning after 2019 and before 2023. If an ownership change occurs and our ability to use our net operating loss carryforwards and tax credits is limited, or if our ability to utilize net operating losses carryforwards and certain tax credits is otherwise restricted by law, our business, financial condition, results of operations, and prospects could be materially adversely affected.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile, and you could lose all or part of your investment.

The market price of our common stock is likely to be volatile. The stock market in general, and the market for technology companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In addition, the limited public float of our common stock may tend to increase the volatility of the trading price of our common stock. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for your shares. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, the market price for our common stock may be influenced by the following:

•	actual or anticipated changes or fluctuations in our results of operations;
•	the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;
•	announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships, or capital commitments;
•	industry or financial analyst or investor reaction to our press releases, other public announcements, and filings with the SEC;
•	rumors and market speculation involving us or other companies in our industry;
•	price and volume fluctuations in the overall stock market from time to time;
•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•	the expiration of market stand-off or contractual lock-up agreements and sales of shares of our common stock by us or our stockholders;
•

failure of industry or financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	actual or anticipated developments in our business, or our competitors’ businesses, or the competitive landscape generally;
•	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•	developments or disputes concerning our intellectual property rights, our products, or third- party proprietary rights;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	any major changes in our management or our board of directors, particularly with respect to Mr. Courtemanche;
•	general economic conditions and slow or negative growth of our markets; and

•	other events or factors, including those resulting from war, incidents of terrorism, health epidemics or pandemics, such as the ongoing COVID-19 pandemic, or responses to these events.

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from selling their shares at or above the price paid for the shares and may otherwise negatively affect the liquidity of our common stock.

Some companies that have experienced volatility in the trading price of their shares have been the subject of securities class action litigation. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our business practices. Defending against litigation is costly and time-consuming, and could divert our management’s attention and our resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a negative effect on the market price of our common stock.

Prior to the IPO, there had not been a public market for our common stock. If an active trading market for our common stock does not develop or is not sustained following the IPO, you may not be able to sell your shares quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

Concentration of ownership of our common stock among our existing executive officers, directors, and principal stockholders may prevent new investors from influencing significant corporate decisions, including mergers, consolidations, or the sale of us or all or substantially all of our assets.

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock beneficially own a significant percentage of our outstanding common stock. If these persons acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

A substantial portion of the outstanding shares of our common stock are restricted from immediate resale, but may be sold on a stock exchange in the near future. The large number of shares of our common stock eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after our IPO, and the perception that these sales could occur may also depress the market price of our common stock. Our executive officers, directors and the holders of substantially all of our common stock and securities convertible into or exchangeable for shares of our common stock prior to our initial public offering have entered into market standoff agreements with us or have entered into lock-up agreements with Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC under which they have agreed, subject to certain exceptions, not to sell any of our stock for 180 days following the effective date of our registration statement on Form S-1, as amended; provided that:

Date Available for Sale in the Public Market	Condition	Number of Shares of Common Stock

May 20, 2021 (First Release).

The lock-up party was a service provider or former service provider of the Company (excluding any director and any officer within the meaning of Section 16(a) of the Exchange Act or any employee designated as an “Executive Officer” in the Management section of our registration statement on Form S-1, as amended).

A number of shares of Common Stock not in excess of 25% of the lock-up party’s aggregate number of outstanding shares and equity awards (on an as-converted basis) held as of May 10, 2021, and that have vested as of such date.

The later of (x) following the closing of trading on the second trading day following the release of our first public release of quarterly financial results following May 19, 2021 and (y) immediately following the 90th day following May 19, 2021 (Second Release).

The lock-up party was a service provider or former service provider of the Company (excluding any director and any officer within the meaning of Section 16(a) of the Exchange Act or any employee designated as an “Executive Officer” in the Management section of our registration statement on Form S-1, as amended).

A number of shares of Common Stock not in excess of an additional 15% of the lock-up party’s aggregate number of outstanding shares and equity awards (on an as- converted basis) held as of May 10, 2021, and that have (i) vested as of such date, or (ii) only if the lock-up party did not have any shares of Common Stock eligible to sell as of the First Release, have vested on or before the date that is 5 days before the release of our first public release of quarterly financial results following May 19, 2021; provided, however, that the lock-up party may only sell shares of Common Stock pursuant to this Second Release if the last reported closing price of the Common Stock on the New York Stock Exchange is at least 25% greater than the initial public offering price per share of $67.00 for at least 10 trading days out of the 15 consecutive trading day period ending as of the Second Release.

Date Available for Sale in the Public Market	Condition	Number of Shares of Common Stock

The later of (x) following the closing of trading on the second trading day following the release of our first public release of quarterly financial results following May 19, 2021 and (y) immediately following the 90th day following May 19, 2021 (Third Release).

The lock-up party was not a service provider or former service provider of the Company permitted to sell pursuant to the First Release or Second Release, and if the lock-up party was a director of the Company named in our registration statement on Form S-1, as amended, an officer or other Company stockholder.

A number of shares of Common Stock not in excess of 40% of the lock-up party’s aggregate number of outstanding shares and equity awards (on an as-converted basis) held by the lock-up party that vested as of the date that is 5 days before the release of our first public release of quarterly financial results following May 19, 2021; provided, however, that the lock-up party may only sell shares of Common Stock pursuant to this Third Release if the last reported closing price of the Common Stock on the New York Stock Exchange is at least 25% greater than the initial public offering price per share of $67.00 for at least 10 trading days out of the 15 consecutive trading day period ending as of the Third Release.

Following the earlier of (i) closing of trading on the second trading day following the release of our second public release of quarterly financial results following May 19, 2021, and (ii) 180 days following May 19, 2021.

	All stockholders.	All remaining shares held by our stockholders not previously eligible for sale.

We refer to such period as the lock-up period. Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, in their sole discretion, may release certain stockholders from the market standoff agreements or lock-up agreements prior to the end of the lock-up period. Additionally, record holders of our securities are typically the parties to the lock-up agreements with the underwriters and to the market standoff agreements with us referred to above, while holders of beneficial interests in our shares who are not also holders in respect of such shares are not typically subject to any such agreements or other similar restrictions. Accordingly, we believe that holders of beneficial interests who are not holders and are not bound by market standoff or lock-up agreements could enter into transactions with respect to those beneficial interests that negatively impact our stock price. In addition, an equity holder who is neither subject to a market standoff agreement with us nor a lock-up agreement with the underwriters may be able to sell, short sell, transfer, hedge, pledge, or otherwise dispose of or attempt to sell, short sell, transfer, hedge, pledge, or otherwise dispose of, their equity interests at any time after the closing of the IPO. Any such transaction described above involving shares of our common stock, or any perception by the market that such transaction may occur, could cause our stock price to decline.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price and trading volume of our common stock could decline.

The market price and trading volume of our common stock may be heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our common stock.

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control or significantly influence all matters submitted to stockholders for approval. Furthermore, many of our current directors were appointed by our principal stockholders.

After our initial public offering, our executive officers, directors, and greater than 5% stockholders, in the aggregate, beneficially owned a substantial majority of our outstanding common stock (assuming no exercise of options, warrants, or other rights outstanding as of the closing). Furthermore, many of our current directors were appointed by our principal stockholders. As a result, such persons or their appointees to our board of directors, acting together, will have the ability to control or significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. In addition, if any of our executive officers, directors, and greater than 5% stockholders purchase shares, or if any of our other current investors purchase shares and become greater than 5% stockholders as a result, the ability of such persons, acting together, to control or significantly influence such matters will increase. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, you may need to rely on sales of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of our initial public offering; (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates.

We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

We incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the totality of additional costs we incur as a public company or the specific timing of such costs.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of the fiscal year that coincides with the filing of our second annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have commenced the costly and time-consuming process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems and controls to accommodate such changes. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Certain provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove members of our board of directors or current management, and may adversely affect our stock price.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•

the denial of any right of our stockholders to remove members of our board of directors except for cause and, in addition to any other vote required by law, upon the approval of not less than two thirds of the total voting power of all our outstanding voting stock then entitled to vote in the election of directors;

•

the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•

the requirement that a special meeting of stockholders may be called only by the chairperson of our board of directors, chief executive officer, or by the board of directors acting pursuant to a resolution adopted by a majority of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	certain amendments to our amended and restated certificate of incorporation will require the approval of two-thirds of the then-outstanding voting power of our capital stock; and
•

advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time. See the section titled “Description of Capital Stock—Anti-Takeover Effects of Delaware Law and Our Certificate of Incorporation and Bylaws.”

Our amended and restated certificate of incorporation will designate the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States as the exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees, or agents to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, or the amended and restated certificate of incorporation or the amended and restated bylaws, (4) any action to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or amended and restated bylaws, or (5) any action asserting a claim that is governed by the internal affairs doctrine (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation will further provide that the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act, and an investor cannot waive compliance with the federal securities laws and the rules and regulations thereunder, there is uncertainty as to whether a court would enforce such a provision. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

From April 1, 2021 to May 20, 2021 (the date of the filing of our registration statement on Form S-8, File No. 333-256312), we issued to certain directors, officers, employees and consultants an aggregate of 681,089 shares of our common stock upon the exercise of options under the 2014 Equity Incentive Plan at exercise prices ranging from $0.15 to $30.34 per share.

From April 1, 2021 to May 20, 2021 (the date of the filing of our registration statement on Form S-8, File No. 333-256312), we granted to certain directors, officers, employees and consultants an aggregate of 529,586 RSUs under the 2014 Equity Incentive Plan.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) or Rule 701 promulgated under Section 39b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds

On May 24, 2021, we closed our initial public offering (“IPO”), in which we sold 10,410,000 shares of our common stock at a price to the public of $67.00 per share, including 940,000 shares sold in connection with the full exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-236789), which was declared effective by the SEC on May 19, 2021. Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Barclays Capital Inc., and Jefferies LLC acted as lead book-running managers in the offering. Canaccord Genuity LLC, KeyBanc Capital Markets Inc., Oppenheimer & Co. Inc., Piper Sandler & Co., Stifel, Nicolaus & Company, Incorporated, and William Blair & Company, L.L.C. acted as co-managers in the offering. Following the sale of the shares in connection with the closing of the IPO, the offering terminated. We received proceeds of $665.1 million, after deducting underwriters’ discounts and commissions of $32.3 million but before deducting the remaining offering expenses payable by us. No offering expenses were paid by us directly or indirectly to any of our directors, officers, or persons owning ten percent or more of our capital stock (or their associates or affiliates), other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy. As of June 30, 2021, approximately $0.6 million of expenses incurred in connection with our IPO were not yet paid.

There has been no material change in the planned use of proceeds from the IPO as described in our Final Prospectus dated May 19, 2021 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on May 21, 2021.

Items 3, 4 and 5 are not applicable and have been omitted.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40396	3.1	May 24, 2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40396	3.4	May 24, 2021

10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1/A	333-236789	10.1	May 10, 2021

10.2	Procore Technologies, Inc. 2014 Equity Incentive Plan and related form agreements	S-1/A	333-236789	10.2	May 10, 2021

10.3	Procore Technologies, Inc. 2021 Equity Incentive Plan and related form agreements	S-1/A	333-236789	10.3	May 10, 2021

10.4	Procore Technologies, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-236789	10.4	May 10, 2021

10.5	Cash Incentive Bonus Plan	S-1/A	333-236789	10.10	May 10, 2021

10.6*	Non-Employee Director Compensation Policy

10.7	Offer Letter by and between Craig F. Courtemanche and the Registrant, dated as of April 30, 2021	S-1/A	333-236789	10.11	May 10, 2021

10.8	Offer Letter by and between Dennis Lyandres and the Registrant, dated as of April 30, 2021	S-1/A	333-236789	10.12	May 10, 2021

10.9	Offer Letter by and between Paul Lyandres and the Registrant, dated as of April 30, 2021	S-1/A	333-236789	10.13	May 10, 2021

10.10	Offer Letter by and between Benjamin Singer and the Registrant, dated as of April 30, 2021	S-1/A	333-236789	10.14	May 10, 2021

10.11	Offer Letter by and between Sam Crigman and the Registrant, dated as of April 30, 2021	S-1/A	333-236789	10.15	May 10, 2021

10.12	Offer Letter by and between Patricia Wadors and the Registrant, dated as of April 30, 2021	S-1/A	333-236789	10.16	May 10, 2021

10.13	Form of Executive Severance Agreement between the Registrant and each of its executive officers	S-1/A	333-236789	10.17	May 10, 2021

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer

32.2*#	Section 906 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

#

The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Procore Technologies, Inc.

Date: August 6, 2021	By:	/s/ Craig F. Courtemanche, Jr.
Craig F. Courtemanche, Jr.
President and Chief Executive Officer

Date: August 6, 2021	By:	/s/ Paul Lyandres
Paul Lyandres
Chief Financial Officer