Form 10-Q
period 2021-09-30
PROCORE TECHNOLOGIES, INC.
filed 2021-11-05
CIK 1611052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 29, 2021, the registrant had 132,018,026 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, are forward-looking statements of our future operating results and financial position, our business strategy and plans, market growth and trends, and objectives for future operations, and the impact of the ongoing coronavirus pandemic, or the COVID-19 pandemic, on our financial conditions and results of operations. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our expectations regarding our financial performance, including revenues, expenses, and margins, and our ability to achieve or maintain future profitability;
•

our expectations regarding our ability to successfully integrate Express Lien, Inc. (d/b/a Levelset), a Delaware corporation (“Levelset”), and LaborChart, Inc., a Delaware corporation (“LaborChart”), into our business and receive the anticipated benefits from all such transactions;

•	our ability to effectively manage our growth;
•	anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•	economic and industry trends, in particular the rate of adoption of construction management software and digitization of the construction industry;
•	our ability to attract new customers and retain and increase sales to existing customers;
•	our ability to expand internationally;
•	the effects of increased competition in our markets and our ability to compete effectively;
•	our estimated total addressable market;
•	our ability to develop new products and features, and whether our customers and prospective customers will adopt these new products and features;
•	our ability to maintain, protect, and enhance our brand;
•	the sufficiency of our cash to meet our cash needs for at least the next 12 months;
•	future acquisitions, joint ventures, or investments;
•	our ability to comply or remain in compliance with laws and regulations that currently apply or become applicable to our business in the United States and internationally;
•	the effects of COVID-19 pandemic or other public health crises;
•	our reliance on key personnel and our ability to attract, maintain, and retain management and skilled personnel;
•	the future trading prices of our common stock; and
•	our anticipated use of the net proceeds from our initial public offering (“IPO”).

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

RISK FACTORS SUMMARY

Investing in our common stock involves a high degree of risk. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks we face can be found under the heading “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

•

our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to maintain and expand our customer base will be impaired, and our business will be harmed;

•

our ability to increase our customer base and achieve broader market acceptance of our products will significantly depend on our ability to develop and expand our sales and marketing capabilities, the failure of which could materially adversely impact our business financial condition, results of operations, and prospects;

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

•	any failure to offer high quality support for our customers and collaborators may harm our relationships with our customers and, consequently, our business;
•

if we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired and our business, financial condition, results of operations, and prospects could be adversely materially affected; and

•	the COVID-19 pandemic has had and could continue to have an adverse impact on our business, operations, and the markets and communities in which we, our partners, and our customers operate.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Procore Technologies, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except number of shares and par value)	December 31, 2020	September 30, 2021
Assets
Current assets
Cash and cash equivalents	$379,907	$1,072,098
Accounts receivable, net	77,692	74,472
Contract cost asset, current	13,598	15,992
Prepaid expenses and other current assets	16,772	23,882
Total current assets	487,969	1,186,444
Capitalized software development costs, net	18,538	22,543
Property and equipment, net	30,252	32,989
Right of use assets - finance leases	42,108	40,298
Right of use assets - operating leases	49,756	44,307
Contract cost asset, non-current	19,454	23,787
Intangibles, net	33,241	41,189
Goodwill	125,966	137,375
Restricted cash, non-current	3,104	3,104
Other assets	10,379	9,027
Total assets	$820,767	$1,541,063
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$9,012	$8,913
Accrued expenses	28,492	56,063
Deferred revenue, current	213,438	240,085
Other current liabilities	10,768	12,438
Total current liabilities	261,710	317,499
Deferred revenue, non-current	6,373	4,418
Finance lease liabilities, non-current	48,835	47,704
Operating lease liabilities, non-current	46,558	41,898
Other liabilities, non-current	1,919	7,959
Total liabilities	365,395	419,478
Contingencies (Note 6)
Redeemable convertible preferred stock, $0.0001 par value, 85,734,623 and 0 shares authorized at December 31, 2020 and September 30, 2021, respectively; 85,331,278 and 0 shares issued and outstanding at December 31, 2020 and September 30, 2021, respectively.	727,474	—
Stockholders’ (deficit) equity
Preferred stock, $0.0001 par value, 0 and 100,000,000 shares authorized at December 31, 2020 and September 30, 2021, respectively; 0 shares issued and outstanding at December 31, 2020 and September 30, 2021.	—	—
Common stock, $0.0001 par value, 138,490,810 and 1,000,000,000 shares authorized at December 31, 2020 and September 30, 2021, respectively; 30,707,113 and 131,956,462 shares issued and outstanding at December 31, 2020 and September 30, 2021, respectively.	3	13
Additional paid-in capital	124,755	1,733,411
Accumulated other comprehensive income (loss)	187	(599)
Accumulated deficit	(397,047)	(611,240)
Total stockholders’ (deficit) equity	(272,102)	1,121,585
Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$820,767	$1,541,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2020	2021	2020	2021
Revenue	$101,891	$131,990	$290,781	$368,718
Cost of revenue	18,063	22,693	52,589	68,545
Gross profit	83,828	109,297	238,192	300,173
Operating expenses
Sales and marketing	47,410	70,356	138,110	224,226
Research and development	34,504	53,447	89,255	176,619
General and administrative	18,320	35,051	47,770	110,805
Total operating expenses	100,234	158,854	275,135	511,650
Loss from operations	(16,406)	(49,557)	(36,943)	(211,477)
Interest expense, net	(573)	(521)	(1,493)	(1,659)
Change in fair value of Series I redeemable convertible preferred stock warrant liability	1,002	—	(9,603)	—
Other income (expense), net	248	(653)	(229)	(880)
Loss before provision for income taxes	(15,729)	(50,731)	(48,268)	(214,016)
Provision for income taxes	224	11	468	177
Net loss	$(15,953)	$(50,742)	$(48,736)	$(214,193)
Less: Recognition of beneficial conversion feature on preferred stock as a deemed dividend	(547)	—	(547)	—
Net loss attributable to common stockholders	$(16,500)	$(50,742)	$(49,283)	$(214,193)
Net loss per share attributable to common stockholders, basic and diluted	$(0.58)	$(0.39)	$(1.80)	$(2.71)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	28,231,857	131,438,987	27,342,923	79,145,139
Total comprehensive loss
Net loss	$(15,953)	$(50,742)	$(48,736)	$(214,193)
Foreign currency translation adjustment	67	(562)	35	(786)
Comprehensive loss	$(15,886)	$(51,304)	$(48,701)	$(214,979)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2019	78,863,035	$442,897	25,394,082	$3	$47,043	$20	$(300,824)	$(253,758)
Cumulative- effect of accounting change due to adoption of ASU 2016-13	—	—	—	—	—	—	(56)	(56)
Exercise of stock options	—	—	1,726,099	—	5,727	—	—	5,727
Issuance of Series I redeemable convertible preferred stock, net of issuance costs of $60	4,355,502	152,941	—	—	—	—	—	—
Stock-based compensation	—	683	—	—	5,300	—	—	5,300
Foreign currency translation adjustment	—	—	—	—	—	(104)	—	(104)
Net loss	—	—	—	—	—	—	(19,034)	(19,034)
Balances as of March 31, 2020	83,218,537	$596,521	27,120,181	$3	$58,070	$(84)	$(319,914)	$(261,925)
Exercise of stock options	—	—	703,096	—	4,497	—	—	4,497
Issuance of Series I redeemable convertible preferred stock for cash, net of issuance costs of $9	132,046	4,991	—	—	—	—	—	—
Stock-based compensation	—	683	—	—	6,124	—	—	6,124
Foreign currency translation adjustment	—	—	—	—	—	72	—	72
Net loss	—	—	—	—	—	—	(13,749)	(13,749)
Balances as of June 30, 2020	83,350,583	$602,195	27,823,277	$3	$68,691	$(12)	$(333,663)	$(264,981)
Exercise of stock options	—	—	1,092,892	—	6,325	—	—	6,325
Issuance of Series I redeemable convertible preferred stock for cash, net of issuance costs of $9	264,093	9,990	—	—	—	—	—	—
Beneficial conversion feature on Series I redeemable convertible preferred stock	—	(547)	—	—	547	—	—	547
Recognition of beneficial conversion feature as a deemed dividend	—	547	—	—	(547)	—	—	(547)
Vesting of RSUs	—	—	2,000	—	—	—	—	—
Stock-based compensation	—	691	—	—	9,343	—	—	9,343
Foreign currency translation adjustment	—	—	—	—	—	67	—	67
Net loss	—	—	—	—	—	—	(15,953)	(15,953)
Balances as of September 30, 2020	83,614,676	$612,876	28,918,169	$3	$84,359	$55	$(349,616)	$(265,199)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2020	85,331,278	$727,474	30,707,113	$3	$124,755	$187	$(397,047)	$(272,102)
Exercise of stock options	—	—	1,264,484	—	11,038	—	—	11,038
Stock-based compensation	—	676	—	—	9,710	—	—	9,710
Foreign currency translation adjustment	—	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	—	(13,732)	(13,732)
Balances as of March 31, 2021	85,331,278	$728,150	31,971,597	$3	$145,503	$163	$(410,779)	$(265,110)
Exercise of stock options	—	—	1,644,603	—	17,658	—	—	17,658
Stock-based compensation	—	225	—	—	138,055	—	—	138,055
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(85,331,278)	(728,375)	85,331,278	9	728,366	—	—	728,375
Issuance of common stock upon initial public offering, net of underwriting discounts and offering costs	—	—	10,410,000	1	657,617	—	—	657,618
Issuance of common stock, net of common stock withheld for tax liability upon settlement of restricted stock units	—	—	1,709,527	—	(15)	—	—	(15)
Foreign currency translation adjustment	—	—	—	—	—	(200)	—	(200)
Net loss	—	—	—	—	—	—	(149,719)	(149,719)
Balances as of June 30, 2021	—	$—	131,067,005	$13	$1,687,184	$(37)	$(560,498)	$1,126,662
Exercise of stock options	—	—	529,934	—	5,782	—	—	5,782
Stock-based compensation	—	—	—	—	40,434	—	—	40,434
Issuance of common stock upon settlement of restricted stock units	—	—	359,523	—	—	—	—	—
Offering costs	—	—	—	—	11	—	—	11
Foreign currency translation adjustment	—	—	—	—	—	(562)	—	(562)
Net loss	—	—	—	—	—	—	(50,742)	(50,742)
Balances as of September 30, 2021	—	$—	131,956,462	$13	$1,733,411	$(599)	$(611,240)	$1,121,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2021
Operating activities
Net loss	$(48,736)	$(214,193)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock-based compensation	22,341	185,929
Depreciation and amortization	18,898	23,269
Change in fair value of Series I redeemable convertible preferred stock warrant liability	9,603	—
Abandonment of long-lived assets	2,851	554
Noncash lease expense	4,807	5,600
Unrealized foreign currency (gain) loss, net	(338)	875
Deferred income taxes	(28)	93
Changes in operating assets and liabilities, net of effect of business combinations
Accounts receivable	3,363	3,383
Deferred contract cost assets	592	(7,073)
Prepaid expenses and other assets	(1,553)	(7,755)
Accounts payable	(2,451)	(128)
Accrued expenses and other liabilities	1,101	28,684
Deferred revenue	3,337	24,721
Operating lease liabilities	(3,715)	(3,654)
Net cash flow provided by operating activities	10,072	40,305
Investing activities
Purchases of property and equipment	(6,718)	(8,405)
Capitalized software development costs	(9,403)	(10,175)
Strategic investments	—	(3,450)
Acquisition of businesses, net of cash acquired	(3,325)	(19,990)
Net cash flow used in investing activities	(19,446)	(42,020)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	167,931	—
Proceeds from issuance of Series I redeemable convertible preferred stock warrant	11,923	—
Proceeds from initial public offering, net of underwriting commissions and discounts	—	665,129
Proceeds from stock option exercises	15,660	35,313
Payment of debt issuance costs	(93)	—
Payments of deferred offering costs	(2,280)	(3,846)
Payment of deferred business acquisition consideration	—	(475)
Principal payments under finance lease agreements, net of proceeds from lease incentives	(1,050)	(1,175)
Net cash flow provided by financing activities	192,091	694,946
Net increase in cash, cash equivalents and restricted cash	182,717	693,231
Effect of exchange rate changes on cash	387	(1,040)
Cash, cash equivalents and restricted cash, beginning of period	121,828	383,253
Cash, cash equivalents and restricted cash, end of period	$304,932	$1,075,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2021
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$301,586	$1,072,098
Restricted cash, current at end of period included in prepaid expenses and other current assets	—	242
Restricted cash, non-current at end of period	3,346	3,104
Total cash, cash equivalents and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$304,932	$1,075,444
Supplemental disclosure of cash flow information
Cash paid for interest other than finance leases	$112	$147
Cash (received) paid for income taxes, net	(23)	309
Cash received for lease incentives	1,012	1,381
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	1,604	1,563
Operating cash flows from operating leases	5,722	5,972
Financing cash flows from finance leases	1,147	1,268
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses at period end	534	1,182
Capitalized software development costs included in accounts payable and accrued expenses at period end	94	1,008
Deferred offering costs included in accounts payable and accrued expenses at period end	1,624	310
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	—	728,375
Indemnity holdback consideration associated with a business combination	—	4,050
Stock-based compensation capitalized for software development	483	3,171
Right of use assets obtained in exchange for operating lease liabilities	12,442	150
Noncash net change due to operating lease remeasurements	(1,594)	—

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

The Company was incorporated in California in 2002 and re-incorporated in Delaware in 2014. The Company is headquartered in Carpinteria, California, and has operations globally.

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

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates its estimates and assumptions for continued reasonableness, primarily with respect to revenue recognition, the period of benefit of contract cost assets, the fair value of assets acquired and liabilities assumed in a business combination, stock-based compensation expense, the fair value of the Company’s common stock prior to the effective date of its IPO, the recoverability of goodwill and long-lived assets, useful lives of long-lived assets, capitalization of software development costs, the fair value of the Series I redeemable convertible preferred stock warrant liability, and income taxes, including related reserves and allowances. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable. Actual results could differ from our estimates.

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Deferred Offering Costs

Deferred offering costs of $5.0 million were recorded as other assets on the condensed consolidated balance sheet as of December 31, 2020, and consisted of costs incurred in connection with the sale of the Company’s common stock in the IPO, including certain legal, accounting, printing, and other IPO related costs. Upon the closing of the IPO, deferred offering costs of $7.5 million were reclassified to stockholders’ equity as a reduction from the proceeds of the offering. There are no deferred offering costs as of September 30, 2021.

Strategic Investments

We hold investments in equity securities of certain privately held companies, which do not have readily determinable fair values. We have elected to measure these non-marketable investments at cost, with remeasurements to fair value only upon the occurrence of observable price changes in orderly transactions for the identical or similar securities of the same issuer, or in the event of any impairment. This election is reassessed each reporting period to determine whether a non-marketable equity security has a readily determinable fair value, in which case they would no longer be eligible for this election. All gains and losses on such equity securities, realized and unrealized, are recorded in other income (expense), net on the condensed consolidated statements of operations. We evaluate our non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. If an impairment exists, a loss is recognized in the condensed consolidated statements of operations for the amount by which the carrying value exceeds the fair value of the investment. As of September 30, 2021, the Company held investments of $3.5 million in equity securities of privately held companies, included within other assets in the condensed consolidated balance sheet. The Company held no equity securities of privately held companies as of December 31, 2020. No impairments were recorded as of September 30, 2021.

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

As of December 31, 2020 and September 30, 2021, the carrying value of the Company’s financial instruments included in current assets and current liabilities (including restricted cash, accounts receivable, accounts payable and accrued expenses) approximate fair value due to the short- term nature of such items. The Company classifies its money market funds recorded in

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

cash equivalents within Level 1 of the hierarchy as the values are derived from quoted prices in active markets. As of December 31, 2020 and September 30, 2021, cash equivalents of $363.1 million and $1,051.9 million, respectively, were held in money market funds.

In March 2020, the Company issued a warrant to purchase Series I redeemable convertible preferred stock (the “Series I warrant”). The Series I warrant was recorded as a liability on the condensed consolidated balance sheet at fair value of $11.9 million at the time of issuance. Subsequent changes in the fair value of the Series I warrant each reporting period were recorded in the condensed consolidated statements of operations and comprehensive loss, until the earlier of the exercise or expiration of the Series I warrant. The Series I warrant was exercised in December 2020. The fair value measurements used in determining the fair value of the Series I warrant liability were categorized as Level 3 on the fair value hierarchy because they were based on unobservable inputs and management’s judgment due to the absence of quoted market prices and inherent lack of liquidity of such financial instruments. Refer to Note 8 to these condensed consolidated financial statements for further information.

The Company's investments in equity securities of privately held companies are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company classifies these assets as Level 3 within the fair value hierarchy. For investments without a readily determinable fair value, the Company looks to observable transactions, such as the issuance of new equity by an investee, as indicators of investee enterprise value and are used to estimate the fair value of the investments.

Deferred revenue

Contract liabilities consist of revenue that is deferred when we have the contractual right to invoice in advance of transferring services to our customers. The Company recognized revenue of $86.9 million and $111.4 million during the three months ended September 30, 2020 and 2021, respectively, that was included in deferred revenue balances at the beginning of the respective periods. The Company recognized revenue of $161.5 million and $197.4 million during the nine months ended September 30, 2020 and 2021, respectively, that was included in deferred revenue balances at the beginning of the respective periods.

Remaining Performance Obligation

The transaction price allocated to remaining performance obligations represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancellable contracts that will be invoiced and recognized as revenue in future periods. As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $497.3 million, of which the Company expects to recognize approximately 72% as revenue in the next 12 months and substantially all of the remainder between 12 and 36 months thereafter.

Recently issued accounting pronouncements—Not yet adopted

Simplifying the Accounting for Convertible Instruments

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The new guidance simplifies the accounting for certain financial instruments by removing certain separation models required under current U.S. GAAP, including the beneficial conversion feature and cash conversion feature. ASU 2020-06 also improves and amends the related Earnings Per Share guidance for both Subtopics. ASU 2020-06 is effective for public business entities for fiscal years beginning after December 15, 2021 and interim periods within that fiscal year. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the impact of the adoption of ASU 2020-06 on its consolidated financial statements.

Accounting for Contract Assets and Contract Liabilities from Customer Contracts Acquired in a Business Combination

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). The new guidance requires the recognition and measurement of contract assets and contract liabilities from contracts with customers acquired in a business combination to be assessed in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The adoption of ASU 2021-08 would generally result in the acquirer recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree if the assessment concludes that the acquiree properly applies ASC 606. ASU 2021-08 is effective for public business entities for fiscal years beginning after December 15, 2022 and interim periods within that fiscal year. Early adoption is permitted, including interim periods within the fiscal year. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company is evaluating the impact of the adoption of ASU 2021-08 on its consolidated financial statements.

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

3.	BUSINESS COMBINATION

Indus.ai Inc.

 On May 3, 2021, the Company completed the acquisition of Indus.ai Inc. (“Indus”), a Canada based privately held company that offers an artificial intelligence-powered analytics platform to provide actionable insights for the construction industry, by acquiring 100% of the outstanding voting interests in Indus for preliminary purchase consideration of approximately $24.3 million in cash. Of the total purchase consideration, $4.1 million was held back to secure certain indemnification obligations (“Holdback Consideration”) in accordance with the stock purchase agreement and will be paid, subject to any indemnification claims, in 2022 on the 18-month anniversary of the acquisition. The Holdback Consideration is recorded in other liabilities on the condensed consolidated balance sheet as of September 30, 2021. The purpose of this acquisition is to accelerate the development of the Company’s artificial intelligence and machine learning solutions.

The purchase consideration was primarily allocated to developed technology intangible assets with an estimated fair value of $14.8 million at the acquisition date, which was valued using the cost to rebuild method. The fair value of the remaining acquired tangible and intangible net assets was immaterial. We also recorded deferred tax liability of $2.0 million as a result of the acquisition. The Company recorded goodwill, which represents the excess of the purchase consideration over the tangible and intangible assets acquired and liabilities assumed, of $11.5 million relating to the acquisition. Goodwill is not deductible for income tax purposes. The goodwill balance is primarily attributed to the synergies expected and the skilled workforce acquired.

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

The Company has not separately presented pro forma results reflecting the acquisition of Indus, or revenue and operating losses of Indus for the period from the acquisition date through September 30, 2021 as the impacts were not material to the condensed consolidated financial statements. The transaction costs associated with the acquisition were not material and expensed as incurred, as general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
4.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets

Our finite-lived intangible assets are summarized as follows (in thousands):

	December 31, 2020
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$25,141	$(5,817)	$19,324
Customer relationships	16,450	(2,533)	13,917
Total	$41,591	$(8,350)	$33,241

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	September 30, 2021
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$39,438	$(10,816)	$28,622
Customer relationships	16,450	(3,883)	12,567
Total	$55,888	$(14,699)	$41,189

We estimate that there is no significant residual value related to our intangible assets. Intangible assets amortization expense is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Cost of revenue	$761	$1,086	$2,283	$3,258
Sales and marketing	404	404	1,212	1,349
Research and development	183	907	488	1,770
Total amortization of acquired intangible assets	$1,348	$2,397	$3,983	$6,377

Goodwill

The following table presents the changes in carrying amount of goodwill during the nine months ended September 30, 2021 (in thousands):

Beginning balance	$125,966
Additions	11,464
Other adjustments, net (1)	(55)
Ending balance	$137,375

(1)	Includes post-closing working capital adjustments and the effect of foreign currency translation.

The addition to goodwill was due to the acquisition of Indus, as disclosed in Note 3 to these condensed consolidated financial statements. There was no impairment of goodwill during the periods presented.
5.	ACCRUED EXPENSES

The following represents the components of accrued expenses contained within our condensed consolidated balance sheets at the end of each period (in thousands):

	December 31,	September 30,
	2020	2021
Accrued commissions and bonuses	$14,120	$21,064
Accrued salary and payroll tax liabilities	5,818	13,031
Other accrued expenses	8,554	21,968
Total accrued expenses	$28,492	$56,063

6.	CONTINGENCIES

Litigation

From time to time, the Company may be subject to various litigation matters arising in the ordinary course of business. The Company however is not aware of any currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations or cash flows should such litigation be resolved unfavorably.

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Company has a credit agreement (the “Credit Facility”) provided by Silicon Valley Bank, to be used for general corporate purposes, including the financing of working capital requirements. As of December 30, 2020 and September 30, 2021, the aggregate principal amount available under the Credit Facility was up to $75.0 million with the option to increase the availability up to $100.0 million.

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

As of December 31, 2020 and September 30, 2021, the Company had letters of credit outstanding of $7.0 million and $6.4 million, respectively, to secure various U.S. leased office facilities.
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

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following inputs were used in the Black-Scholes option pricing model in determining the fair value of the Series I warrant liability for the period from issuance date to September 30, 2020:

	March 31,	June 30,	September 30,
	2020	2020	2020
Fair value of Series I redeemable convertible preferred stock per share	$35.04	$47.67	$49.95
Expected term (in years)	1.00	0.75	0.50
Expected volatility	66.90%	67.80%	59.10%
Risk-free interest rate	0.16%	0.16%	0.10%
Dividend yield	0.00%	0.00%	0.00%

The following table provides a summary of the changes in the fair value of the Company’s Series I warrant liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Beginning balance	$22,528	$-	$-	$-
Issuance of Series I warrant	-	-	11,923	-
Change in fair value measurement of Series I warrant liability	(1,002)	-	9,603	-
Ending balance	$21,526	$-	$21,526	$-

9.	COMMON STOCK

Upon the closing of the IPO, the Company filed an Amended and Restated Certificate of Incorporation which authorized 1,000,000,000 shares of common stock with a par value of $0.0001 per share, and 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share. Each share of common stock is entitled to one vote per share.

10.	STOCK-BASED COMPENSATION

2021 Equity Incentive Plan

In May 2021, the Company’s board of directors adopted, and the stockholders approved, the 2021 Equity Incentive Plan (the "2021 Plan") with the purpose of granting stock-based awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other forms of awards, to employees, directors, and consultants, including employees and consultants of our affiliates. A total of 30,962,615 shares of common stock are available for issuance under the 2021 Plan.

Stock options

The following table summarizes the stock option activity during the nine months ended September 30, 2021:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2020	12,410,041	$12.51
Exercised	(3,439,021)	10.03
Cancelled/Forfeited	(599,573)	19.71
Outstanding at September 30, 2021	8,371,447	13.02
Exercisable at September 30, 2021	6,201,192	$10.81

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

A summary of activity in connection with our RSUs during the nine months ended September 30, 2021 are as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2020	5,357,120	$31.20
Granted	3,016,957	69.49
Released	(2,069,549)	31.15
Cancelled/Forfeited	(610,710)	42.26
Outstanding at September 30, 2021	5,693,818	$50.32

Total unrecognized stock‑based compensation expense related to unvested RSUs was $185.3 million as of September 30, 2021, which is expected to be amortized over a weighted‑average vesting period of 1.5 years.

Restricted stock awards

In July 2019, we granted 205,464 restricted Series H-1 redeemable convertible preferred stock awards (“RSAs”) at a grant date fair value of $26.75 to employees in connection with the acquisition of Honest Buildings, Inc. (“Honest Buildings”). These shares are released from restriction 50% on the first anniversary and 50% on the second anniversary of the acquisition date based on the key employees providing service to the Company. As of September 30, 2020 and 2021, 102,732 and 205,464 of the RSAs have vested, respectively. Upon the closing of the IPO, the RSAs automatically converted into shares of restricted common stock on a one-for-one basis. During the three months ended September 30, 2020 and 2021, the Company recognized stock-based compensation expense of $0.7 million and $0.2 million, respectively, for these RSAs. During the nine months ended September 30, 2020 and 2021, the Company recognized stock-based compensation expense of $2.1 million and $1.6 million, respectively, for these RSAs.

Sales of common stock

During the three months ended March 31, 2021, certain of the Company’s investors acquired outstanding common stock from the Company’s employees. For the shares acquired at a price in excess of the estimated fair value of the Company’s common stock, the Company recorded stock-based compensation expense of $5.5 million for the three months ended March 31, 2021 for the difference between the price paid by the investors and the estimated fair value on the date of the transactions. There were no sales of common stock to the Company’s investors at a price in excess of the estimated fair value in the three months ended September 30, 2021.

Employee Stock Purchase Plan

In May 2021, the Company’s board of directors adopted, and the stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effective date of the Company's IPO date. A total of 2,600,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the immediately preceding year; and (ii) 3,900,000 shares, except before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii).

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

The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25,000 per calendar year. A participant may purchase a maximum of 2,500 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares shall be 85% of the lower of the fair market value of the common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. However, in the event the fair value of the common stock on the purchase date is lower than the fair value on the first trading day of the offering period, the offering period is terminated immediately following the purchase and a new offering period begins the following day. Participants may end their participation at any time during an offering period and will be repaid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment.

We estimate the fair value of the ESPP purchase rights on the date of grant using the Black-Scholes option pricing model with the following assumptions during the nine months ended September 30, 2021.

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

Employee payroll contributions accrued in connection with the ESPP were $7.7 million as of September 30, 2021, and are included within accrued expenses in the condensed consolidated balance sheet. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders' equity on the purchase date. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period. Forfeitures are recognized as they occur. During the three and nine months ended September 30, 2021, the Company recorded stock-based compensation of $3.5 million and $4.6 million, respectively, in connection with the ESPP. As of September 30, 2021, no shares of our common stock have been purchased under the ESPP.

As of September 30, 2021, unrecognized stock-based compensation expense related to the ESPP was $16.1 million, which is expected to be recognized over a weighted-average period of 0.6 years.

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock-based compensation

The Company recorded total stock-based compensation cost from RSUs, stock options, RSAs, ESPP and sales of stock by employees in excess of fair value as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Cost of revenue	$633	$679	$1,168	$6,758
Sales and marketing	3,410	11,178	8,644	57,285
Research and development	2,898	15,064	6,747	69,627
General and administrative	3,074	11,262	5,782	52,259
Total stock-based compensation expense	$10,015	$38,183	$22,341	$185,929
Stock-based compensation capitalized for software development	19	2,251	483	3,171
Total stock-based compensation cost	$10,034	$40,434	$22,824	$189,100

11.	INCOME TAXES

For the three months ended September 30, 2020 and 2021, the Company recorded an income tax expense of $0.2 million and $0.0 million, respectively. For the nine months ended September 30, 2020 and 2021, the Company recorded an income tax expense of $0.5 million and $0.2 million, respectively. As of September 30, 2021, the Company maintained a full valuation allowance on its U.S. federal, state, and certain foreign net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.

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

Basic and diluted net income (loss) per share is presented in conformity with the two-class method required for participating securities. The Company’s redeemable convertible preferred stock were participating securities as the holders of the redeemable convertible preferred stock were entitled to participate in dividends with common stock. In periods of net income, net income is attributed to common stockholders and participating securities based on their participation rights, and basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The Company’s common stock which was converted from redeemable convertible preferred stock upon the closing of the IPO is weighted based on the period of time it was outstanding after conversion.

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

Diluted net income per share attributable to common stockholders adjusts basic net income per share for the potentially dilutive impact of stock options, stock awards, and redeemable convertible preferred stock. As the Company has reported net losses attributable to common stockholders for all periods presented, all potentially dilutive securities are antidilutive and

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

accordingly, basic net loss per share attributable to common stockholders equals diluted net loss per share attributable to common stockholders.

The following weighted-average potentially dilutive shares are excluded from the calculation of diluted earnings per share as they are anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Shares of common stock issuable upon conversion of redeemable convertible preferred stock	83,393,642	—	81,921,552	44,697,336
Shares of common stock issuable upon conversion of Series I warrant	1,452,513	—	980,711	—
Restricted stock units subject to future vesting	4,578,156	5,834,027	3,454,658	6,057,965
Shares issuable pursuant to the ESPP	—	598,844	—	261,035
Shares of common stock issuable from stock options	15,284,295	8,818,741	16,432,286	10,132,359
Total	104,708,606	15,251,612	102,789,207	61,148,695

13.	GEOGRAPHIC INFORMATION

The following table sets forth the Company’s revenues by geographic region, which is determined based on the billing location of the customer (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Revenue by geographic region:
United States	$89,378	$111,774	$255,860	$315,711
Rest of the world	12,513	20,216	34,921	53,007
Total revenue	$101,891	$131,990	$290,781	$368,718
Percentage of revenue by geographic region:
United States	88%	85%	88%	86%
Rest of the world	12%	15%	12%	14%

14.	RESTRUCTURING

In July 2020, the Company approved, committed to and initiated a business transformation plan which resulted in the termination of 139 employees, which represented approximately 7% of the Company’s workforce. By restructuring, the Company intended to streamline its organization to better align with the Company’s current strategic goals. The restructuring event was completed by December 31, 2020.

We incurred $4.4 million in restructuring-related expenses in the three and nine months ended September 30, 2020.  There have been no restructuring events or expenses in the nine months ended September 30, 2021.

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes the above restructuring-related expenses by line item within the condensed consolidated statements of operations and comprehensive loss (in thousands):

Nine Months Ended
September 30,
2020
Cost of revenue	$127
Sales and marketing	1,763
Research and development	1,681
General and administrative	801
Total	$4,372

15.	SUBSEQUENT EVENTS

Through November 5, 2021, the Company granted an aggregate of 882,892 RSUs in connection with the acquisitions described below, at grant date fair values ranging from $90.84 to $100.10 per share, for a total grant date fair value of $81.4 million.

On October 21, 2021, the Company completed the acquisition of all outstanding equity of LaborChart, Inc. (“LaborChart”), a labor management solution that facilitates labor scheduling, forecasting, office-to-field communications, certification tracking, data management, and labor analysis. The estimated purchase price is approximately $85 million in cash, subject to customary adjustments for working capital, transaction expenses, cash, indebtedness, and the determination of any consideration for post-combination services. Due to the timing of this acquisition, the initial accounting for the acquisition, including the final purchase price and purchase price allocation, which will require a valuation as of the acquisition date, is incomplete. As such, the Company is not able to disclose certain information relating to the acquisition, including the preliminary fair value of assets acquired and liabilities assumed.

On November 2, 2021, the Company completed the acquisition of all outstanding equity of Express Lien, Inc. (d/b/a Levelset) (“Levelset”), a lien rights management solution. Pursuant to the merger agreement, the estimated purchase price is approximately $500 million, which consists of approximately $425 million in cash, subject to customary adjustments for working capital, transaction expenses, cash, indebtedness, and the determination of any consideration for post-combination services, and $75 million in shares of Procore common stock. 810,169 shares were issued in connection with the acquisition, determined by dividing $75 million by the volume-weighted average trading price of a share of Procore common stock as measured over thirty consecutive trading days on the New York Stock Exchange immediately prior to the closing date of the transaction. The fair value of the shares of common stock issued was $77.0 million based on the closing stock price on the date of closing of the acquisition. Of the total cash consideration, $35 million is held in escrow to secure indemnification obligations of Levelset’s former interest holders. Due to the timing of this acquisition, the initial accounting for the acquisition, including the final purchase price and purchase price allocation, which will require a valuation as of the acquisition date, is incomplete. As such, the Company is not able to disclose certain information relating to the business combination, including the preliminary fair value of assets acquired and liabilities assumed.

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

Recent Developments

On May 24, 2021, we completed our IPO, in which we issued and sold 10,410,000 shares of our common stock at a price of $67.00 per share, including 940,000 shares of common stock pursuant to the exercise in full of the underwriters’ option to purchase additional shares. We received net proceeds of $665.1 million, after deducting underwriting discounts and commissions. In connection with the IPO, all outstanding shares of convertible preferred stock were automatically converted into an aggregate of 85,331,278 shares of our common stock on a one-for-one basis.

On October 21, 2021, the Company completed the acquisition of all outstanding equity of LaborChart, a labor management solution that facilitates labor scheduling, forecasting, office-to-field communications, certification tracking, data management, and labor analysis. The estimated purchase price is approximately $85 million in cash, subject to customary adjustments for working capital, transaction expenses, cash, indebtedness, and the determination of any consideration for post-combination services.

On November 2, 2021, the Company completed the acquisition of all outstanding equity of Levelset, a lien rights management solution. Levelset also has a materials finance business that offers customers deferred payment terms on their purchases of construction materials. The materials finance business is currently immaterial, but may grow in the future. Pursuant to the merger agreement, the estimated purchase price is approximately $500 million, which consists of approximately $425 million in cash, subject to customary adjustments for working capital, transaction expenses, cash, indebtedness, and the determination of any consideration for post-combination services, and $75 million in shares of Procore common stock.

Certain Factors Affecting Our Performance

Acquiring New Customers and Retaining and Expanding Existing Customers’ Use of Our Platform

We are highly focused on continuing to acquire new customers to support our long-term growth. We intend to efficiently drive new customer acquisitions by continuing to invest across our sales and marketing engine to engage our prospective customers, increase brand awareness, and drive adoption of our products and platform. The number of customers on our platform has increased from 6,095 as of December 31, 2018, to 8,506 as of December 31, 2019, to 10,166 as of December 31, 2020, reflecting year-over-year growth rates of 40% in 2019 and 20% in 2020. The number of customers on our platform was 11,605 as of September 30, 2021.

Our ability to continue to grow our business and serve the broader needs of the construction industry depends on acquiring new customers, customers purchasing new products, renewing and expanding their use of existing products, and maintaining or increasing the price of our existing products.

Continued Technology Innovation and Expansion of Our Platform

We plan to continue to invest in technology innovation and product development to enhance the capabilities of our platform. Additional features and products will also enable customers and collaborators to manage new workflows on our platform and allow us to attract a broader set of stakeholders. We have recently introduced new products developed in-house and through our acquisitions of BIManywhere, Honest Buildings, Construction BI, Esticom, Levelset, and LaborChart. We intend to continue to invest in building additional products, features, and functionality that expand our capabilities and facilitate the extension of our platform. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion, such as our recent acquisitions of LaborChart and Levelset in October and November 2021, respectively. The acquisitions closed following the completion of our third fiscal quarter, and therefore the respective financial results of LaborChart and Levelset are not included in the accompanying financial statements. In addition, our results of operations discussion below do not contemplate the impact of the LaborChart and Levelset acquisitions and, as such, we expect that expenses, both in dollars and as a percentage of total revenues, may increase from the current or historical periods. Our future success is dependent on our ability to successfully develop or acquire, market, and sell existing and new products to both new and existing customers.

International Growth

We see international expansion as a major, and largely greenfield, opportunity for growth as we look to capture a larger part of the worldwide construction market. We have started to grow our presence internationally with the opening of sales and marketing offices in Sydney, Australia and Vancouver and Toronto, Canada in 2017, London, England in 2018 and Mexico City, Mexico in 2019. We have also developed focused sales and marketing efforts in Singapore and the United Arab Emirates in 2021, where we do not yet maintain office locations. As a result of our international efforts, we support multiple languages and currencies.

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

COVID-19 Update

As governments worldwide scrambled to control the spread of COVID-19, some local governments temporarily closed construction jobsites or imposed restrictions on construction activity, such as limiting the number of workers allowed on site, delaying progress on ongoing projects. The outbreak of COVID-19 negatively impacted the number of new customers added to our platform during 2020 and in the first nine months of 2021. However, our customers’ reliance on our platform, coupled with the steady growth of our customer base throughout the pandemic, gives us confidence that the pandemic’s impact on our industry and business is short-term and will ultimately accelerate digital transformation in our industry, supporting our long-term growth. Notably, the pandemic has begun to change the way construction stakeholders operate by pushing them to adopt digital solutions that enable distanced, distributed workforces.

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

We incurred significant additional cost of revenue expenses starting the second quarter of 2021 as a result of the stock-based compensation expense associated with restricted stock units (“RSUs”) where the performance condition was satisfied upon the effective date of the registration statement for our IPO and employer payroll tax related to employee stock transactions. We anticipate additional stock-based compensation expense and employer payroll tax related to employee stock transactions going forward.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. For each of these categories of expense, personnel-related compensation expenses are the most significant component, which include salaries, bonuses, commissions, benefits, payroll taxes, stock-based compensation, and severance expenses as a result of restructuring in the third quarter of 2020. Refer to Note 14 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q regarding the restructuring event.

We incurred significant additional operating expenses starting the second quarter of 2021 as a result of stock-based compensation expense associated with RSUs where the performance condition was satisfied upon the effective date of the registration statement for our IPO and employer payroll tax related to employee stock transactions. We anticipate additional stock-based compensation expense and employer payroll tax related to employee stock transactions going forward.

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

General and Administrative

General and administrative expenses primarily consist of personnel-related compensation expenses for our finance, human resources, IT, legal, and other administrative functions. Additionally, general and administrative expenses include non-personnel-related expenses, such as professional fees for audit, legal, tax, and other external consulting services, including acquisition-related transaction expenses, costs associated with operating as a public company, including insurance costs, professional services, investor relations, and other compliance costs applicable to companies listed on a national securities exchange, property and use taxes, licenses, travel and entertainment costs, and allocated overhead. We expect to increase the size of our general and administrative functions to support the growth of our business, including our international expansion.

Interest Expense, Net

Interest expense, net consists primarily of interest expense associated with our finance leases and undrawn fees associated with our credit agreement (the “Credit Facility”) provided by Silicon Valley Bank, which is partially offset by interest income from money market funds.

Change in Fair Value of Series I Redeemable Convertible Preferred Stock Warrant Liability

Change in fair value of Series I redeemable convertible preferred stock warrant liability consisted of losses from the remeasurement of the Series I redeemable convertible preferred stock warrant to fair value from issuance in March 2020 to September 2020.

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

Results of Operations

The following tables set forth our condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated. Certain percentages below may not sum due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands)
Revenue	$101,891	$131,990	$290,781	$368,718
Cost of revenue (1)(2)(3)(5)	18,063	22,693	52,589	68,545
Gross profit	83,828	109,297	238,192	300,173
Operating expenses:
Sales and marketing (1)(2)(3)(4)(5)	47,410	70,356	138,110	224,226
Research and development (1)(2)(3)(4)(5)	34,504	53,447	89,255	176,619
General and administrative (1)(3)(4)(5)	18,320	35,051	47,770	110,805
Total operating expenses	100,234	158,854	275,135	511,650
Loss from operations	(16,406)	(49,557)	(36,943)	(211,477)
Interest expense, net	(573)	(521)	(1,493)	(1,659)
Change in fair value of Series I redeemable convertible preferred stock warrant liability	1,002	—	(9,603)	—
Other income (expense), net	248	(653)	(229)	(880)
Loss before provision for income taxes	(15,729)	(50,731)	(48,268)	(214,016)
Provision for income taxes	224	11	468	177
Net loss	$(15,953)	$(50,742)	$(48,736)	$(214,193)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (1)(2)(3)(5)	18%	17%	18%	19%
Gross profit	82%	83%	82%	81%
Operating expenses:
Sales and marketing (1)(2)(3)(4)(5)	47%	53%	47%	61%
Research and development (1)(2)(3)(4)(5)	34%	40%	31%	48%
General and administrative (1)(3)(4)(5)	18%	27%	16%	30%
Total operating expenses	98%	120%	95%	139%
Loss from operations	(16%)	(38%)	(13%)	(57%)
Interest expense, net	(1%)	(0%)	(1%)	(0%)
Change in fair value of Series I redeemable convertible preferred stock warrant liability	1%	0%	(3%)	0%
Other income (expense), net	0%	(0%)	(0%)	(0%)
Loss before provision for income taxes	(15%)	(38%)	(17%)	(58%)
Provision for income taxes	0%	0%	0%	0%
Net loss	(16%)	(38%)	(17%)	(58%)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands)
Cost of revenue	$633	$679	$1,168	$6,758
Sales and marketing	3,410	11,178	8,644	57,285
Research and development	2,898	15,064	6,747	69,627
General and administrative	3,074	11,262	5,782	52,259
Total stock-based compensation expense	$10,015	$38,183	$22,341	$185,929

(2)	Includes amortization of acquired intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
		(in thousands)
Cost of revenue	$761	$1,086	$2,283	$3,258
Sales and marketing	404	404	1,212	1,349
Research and development	183	907	488	1,770
Total amortization of acquired intangible assets	$1,348	$2,397	$3,983	$6,377

(3)	Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands)
Cost of revenue	$—	$66	$—	$400
Sales and marketing	36	473	112	1,830
Research and development	8	386	43	2,208
General and administrative	58	170	85	885
Total employer payroll tax on employee stock transactions	$102	$1,095	$240	$5,323

(4)	Includes acquisition-related expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
		(in thousands)
Sales and marketing	$—	$—	$—	$110
Research and development	—	251	—	442
General and administrative	51	2,472	659	2,914
Total acquisition-related expenses	$51	$2,723	$659	$3,466

(5)Includes restructuring-related charges as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands)
Cost of revenue	$127	$—	$127	$—
Sales and marketing	1,763	—	1,763	—
Research and development	1,681	—	1,681	—
General and administrative	801	—	801	—
Total restructuring-related charges	$4,372	$—	$4,372	$—

Comparison of the Three Months Ended September 30, 2020 and 2021

Revenue

	Three Months Ended
	September 30,		Change
	2020	2021	Dollar	Percent
	(dollars in thousands)
Revenue	$101,891	$131,990	$30,099	30%

During the three months ended September 30, 2021, our revenue increased $30.1 million, or 30%, compared to the three months ended September 30, 2020, which is primarily due to expansion with our existing customers and revenue from new customers added during the quarter. The increase in revenue from existing customers includes the net benefit of a full quarter of subscription revenue in the three months ended September 30, 2021 from customers that were newly acquired in the first half of 2021 and continued their subscriptions in the third quarter of 2021, as well as customers that expanded their subscriptions in 2020 and the first three quarters of 2021 through the purchase of additional construction volume or products, as well as price increases.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended
	September 30,		Change
	2020	2021	Dollar	Percent
	(dollars in thousands)
Cost of revenue	$18,063	$22,693	$4,630	26%
Gross profit	83,828	109,297	25,469	30%
Gross margin	82%	83%

The increase in cost of revenue during the three months ended September 30, 2021 was primarily attributable to an increase of $1.8 million in personnel-related expenses. Personnel-related expenses increased primarily due to annual merit increases approved during the second quarter of 2021, and an increase in headcount of 23%. The increase in cost of revenue was also attributable to a $1.7 million increase in hosting and other direct costs.

Operating Expenses

	Three Months Ended
	September 30,		Change
	2020	2021	Dollar	Percent
	(dollars in thousands)
Sales and marketing	$47,410	$70,356	$22,946	48%

The increase in sales and marketing expenses during the three months ended September 30, 2021 was primarily attributable to an increase of $15.4 million in personnel-related expenses, including an increase of $7.8 million in stock-based compensation expense. Personnel-related expenses increased primarily due to stock-based compensation expense associated with RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO, annual merit increases approved during the second quarter of 2021, and an increase in headcount of 26%. The increase in sales and marketing expenses was also attributable to a $2.8 million increase in professional fees primarily for contractors to supplement our staff levels and a $2.3 million increase in marketing events and expenses.

	Three Months Ended
	September 30,		Change
	2020	2021	Dollar	Percent
	(dollars in thousands)
Research and development	$34,504	$53,447	$18,943	55%

The increase in research and development expenses during the three months ended September 30, 2021 was primarily attributable to an increase of $15.3 million in personnel-related expenses, including an increase of $12.2 million in stock-based compensation expense, offset by a decrease in restructuring-related charges, primarily severance, of $1.5 million. Personnel-related expenses increased primarily due to stock-based compensation expense associated with RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO, annual merit increases approved during the second quarter of 2021, and an increase in headcount of 38%. The increase in research and development expenses was also attributable to a $1.7 million increase in professional fees primarily for contractors to supplement our staff levels.

	Three Months Ended
	September 30,		Change
	2020	2021	Dollar	Percent
	(dollars in thousands)
General and administrative	$18,320	$35,051	$16,731	91%

The increase in general and administrative expenses during the three months ended September 30, 2021 was primarily due to an increase of $9.0 million in personnel-related expenses, including an increase of $8.2 million in stock-based compensation expense. Personnel-related expenses increased primarily due to stock-based compensation expense associated with RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO, annual merit increases approved during the second quarter of 2021, and an increase in headcount of 23%. The increase in general and administrative expenses was also attributable to a $6.1 million increase in professional fees, of which $2.2 million are acquisition-related transaction expenses.

Interest Expense, Net, Change in Fair Value of Series I Redeemable Convertible Preferred Stock Warrant Liability, Other Income (Expense), Net, and Provision for Income Taxes

	Three Months Ended
	September 30,		Change
	2020	2021	Dollar	Percent
		(dollars in thousands)
Interest expense, net	$(573)	$(521)	$52	(9%)
Change in fair value of Series I redeemable convertible preferred stock warrant liability	1,002	-	(1,002)	(100%)
Other income (expense), net	248	(653)	(901)	(363%)
Provision for income taxes	224	11	(213)	(95%)

The change in fair value of Series I redeemable convertible preferred stock warrant liability in the three months ended September 30, 2020 was due to $1.0 million of gain recognized from the remeasurement to fair value of the Series I redeemable convertible preferred stock warrant liability, which was issued to a new investor in March 2020 and was exercised in December 2020. The gain recognized was due to the decrease in the fair value of the Series I redeemable convertible preferred stock warrant from June 30, 2020 through September 30, 2020.

Other expense, net during the three months ended September 30, 2021 was primarily due to foreign currency losses related to changes in Australian dollar exchange rates. The impact of foreign currency was immaterial in the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2020 and 2021

Revenue

	Nine Months Ended
	September 30,		Change
	2020	2021	Dollar	Percent
	(dollars in thousands)
Revenue	$290,781	$368,718	$77,937	27%

During the nine months ended September 30, 2021, our revenue increased $77.9 million, or 27%, compared to the nine months ended September 30, 2020, which is primarily due to expansion with our existing customers and revenue from new customers added during the period. The increase in revenue from existing customers includes the net benefit of a full three quarters of subscription revenue in the nine months ended September 30, 2021 from customers that were newly acquired in 2020 and continued their subscriptions in 2021, and customers that expanded their subscriptions in 2020 and the first three quarters of 2021 through the purchase of additional construction volume or products, as well as price increases.

Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended
	September 30,		Change
	2020	2021	Dollar	Percent
	(dollars in thousands)
Cost of revenue	$52,589	$68,545	$15,956	30%
Gross profit	238,192	300,173	61,981	26%
Gross margin	82%	81%

The increase in cost of revenue during the nine months ended September 30, 2021 was primarily attributable to an increase of $10.4 million in personnel-related expenses, including an increase of $5.6 million in stock-based compensation expense. Personnel-related expenses increased primarily due to stock-based compensation expense associated with RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO, annual merit increases approved during the second quarter of 2021, and an increase in average headcount of 17%. The increase in cost of revenue was also attributable to a $2.6 million increase in hosting and other direct costs and a $1.6 million increase in amortization of capitalized software.

Operating Expenses

	Nine Months Ended September 30,		Change
	2020	2021	Dollar	Percent
	(dollars in thousands)
Sales and marketing	$138,110	$224,226	$86,116	62%

The increase in sales and marketing expenses during the nine months ended September 30, 2021 was primarily attributable to an increase of $70.6 million in personnel-related expenses, including an increase of $48.6 million in stock-based compensation expense and a $1.7 million increase in employer payroll tax related to employee stock transactions. Personnel-related expenses increased primarily due to stock-based compensation expense associated with RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO, annual merit increases approved during the second quarter of 2021, and an increase in average headcount of 14%. The increase in sales and marketing expenses was also attributable to a $7.3 million increase in professional fees primarily for contractors to supplement our staff levels and a $6.3 million increase in marketing events and expenses.

	Nine Months Ended September 30,		Change
	2020	2021	Dollar	Percent
	(dollars in thousands)
Research and development	$89,255	$176,619	$87,364	98%

The increase in research and development expenses during the nine months ended September 30, 2021 was primarily attributable to an increase of $81.5 million in personnel-related expenses, including an increase of $62.9 million in stock-based compensation expense and a $2.2 million increase in employer payroll tax related to employee stock transactions. Personnel-related expenses increased primarily due to stock-based compensation expense associated with RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO, annual merit increases approved during the second quarter of 2021, and an increase in average headcount of 16%. The increase in research and development expenses was also attributable to a $3.6 million increase in professional fees primarily for contractors to supplement our staff levels and a $1.3 million increase in amortization of acquired developed technology intangible assets.

	Nine Months Ended September 30,		Change
	2020	2021	Dollar	Percent
	(dollars in thousands)
General and administrative	$47,770	$110,805	$63,035	132%

The increase in general and administrative expenses during the nine months ended September 30, 2021 was primarily due to an increase of $52.5 million in personnel-related expenses, including an increase of $46.5 million in stock-based compensation expense. Personnel-related expenses increased primarily due to stock-based compensation expense associated with RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO and annual merit increases approved during the second quarter of 2021, and an increase in average headcount of 9%. The increase in general and administrative expenses was also attributable to a $8.6 million increase in professional fees, of which $2.3 million are acquisition-related transaction expenses.

Interest Expense, Net, Change in Fair Value of Series I Redeemable Convertible Preferred Stock Warrant Liability, Other Expense, Net and Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2020	2021	Dollar	Percent
	(dollars in thousands)
Interest expense, net	$(1,493)	$(1,659)	$(166)	11%
Change in fair value of Series I redeemable convertible preferred stock warrant liability	(9,603)	—	9,603	(100%)
Other expense, net	(229)	(880)	(651)	284%
Provision for income taxes	468	177	(291)	(62%)

The change in fair value of Series I redeemable convertible preferred stock warrant liability in the nine months ended September 30, 2020 was due to $9.6 million of loss recognized from the remeasurement to fair value of the Series I redeemable convertible preferred stock warrant liability, which was issued to a new investor in March 2020 and was exercised in December 2020. The loss recognized was primarily due to the increase in the fair value of the Series I redeemable convertible preferred stock from the issuance date through September 30, 2020.

Non-GAAP Financial Measures

In addition to our results determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we believe certain non-GAAP measures, as described below, are useful in evaluating our operating performance. We use this non-GAAP financial information, collectively, to evaluate our ongoing operations as well as for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, is helpful to investors because it provides consistency and comparability with past financial performance, and may assist in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results.

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

Non-GAAP Gross Profit, Non-GAAP Gross Margin, Non-GAAP Operating Expenses, Non-GAAP Loss from Operations, and Non-GAAP Operating Margin

We define these non-GAAP financial measures as the respective GAAP measures, excluding stock-based compensation expense, amortization of acquired technology intangible assets, employer payroll tax related to employee stock transactions, acquisition-related expenses and restructuring-related charges. We excluded certain acquisition-related expenses for the first time during the current reporting period, which include transaction costs, such as legal and due diligence costs, and retention payments. These expenses are unpredictable, and generally would not have otherwise been incurred in the periods presented as part of our continuing operations. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related expenses, may not be indicative of such future costs. We believe excluding acquisition-related expenses facilitates the comparison of our financial results to the Company’s historical operating results and to other companies in our industry. This adjustment was made retroactively to calculate the non-GAAP financial measures for the comparative historical periods. The acquisition-related expenses were immaterial historically prior to the current reporting period. We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results period-over-period and to those of peer companies.

The following tables present reconciliations of our GAAP financial measures to our non-GAAP financial measures as of the periods presented:

Reconciliation of gross profit and gross margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(dollars in thousands)
Revenue	$101,891	$131,990	$290,781	$368,718
Gross profit	83,828	109,297	238,192	300,173
Stock-based compensation expense	633	679	1,168	6,758
Amortization of acquired technology intangible assets	761	1,086	2,283	3,258
Employer payroll tax on employee stock transactions	—	66	—	400
Restructuring-related charges	127	—	127	—
Non-GAAP gross profit	$85,349	$111,128	$241,770	$310,589
Gross margin	82%	83%	82%	81%
Non-GAAP gross margin	84%	84%	83%	84%

Reconciliation of operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(dollars in thousands)
Revenue	$101,891	$131,990	$290,781	$368,718
GAAP sales and marketing	47,410	70,356	138,110	224,226
Stock-based compensation expense	(3,410)	(11,178)	(8,644)	(57,285)
Amortization of acquired intangible assets	(404)	(404)	(1,212)	(1,349)
Employer payroll tax on employee stock transactions	(36)	(473)	(112)	(1,830)
Acquisition-related expenses	—	—	—	(110)
Restructuring-related charges	(1,763)	—	(1,763)	—
Non-GAAP sales and marketing	$41,797	$58,301	$126,379	$163,652
GAAP sales and marketing as a percentage of revenue	47%	53%	47%	61%
Non-GAAP sales and marketing as a percentage of revenue	41%	44%	43%	44%

GAAP research and development	34,504	53,447	89,255	176,619
Stock-based compensation expense	(2,898)	(15,064)	(6,747)	(69,627)
Amortization of acquired intangible assets	(183)	(907)	(488)	(1,770)
Employer payroll tax on employee stock transactions	(8)	(386)	(43)	(2,208)
Acquisition-related expenses	—	(251)	—	(442)
Restructuring-related charges	(1,681)	—	(1,681)	—
Non-GAAP research and development	$29,734	$36,839	$80,296	$102,572
GAAP research and development as a percentage of revenue	34%	40%	31%	48%
Non-GAAP research and development as a percentage of revenue	29%	28%	28%	28%

GAAP general and administrative	18,320	35,051	47,770	110,805
Stock-based compensation expense	(3,074)	(11,262)	(5,782)	(52,259)
Employer payroll tax on employee stock transactions	(58)	(170)	(85)	(885)
Acquisition-related expenses	(51)	(2,472)	(659)	(2,914)
Restructuring-related charges	(801)	—	(801)	—
Non-GAAP general and administrative	$14,336	$21,147	$40,443	$54,747
GAAP general and administrative as a percentage of revenue	18%	27%	16%	30%
Non-GAAP general and administrative as a percentage of revenue	14%	16%	14%	15%

Reconciliation of loss from operations and operating margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(dollars in thousands)
Revenue	$101,891	$131,990	$290,781	$368,718
Loss from operations	(16,406)	(49,557)	(36,943)	(211,477)
Stock-based compensation expense	10,015	38,183	22,341	185,929
Amortization of acquired intangible assets	1,348	2,397	3,983	6,377
Employer payroll tax on employee stock transactions	102	1,095	240	5,323
Acquisition-related expenses	51	2,723	659	3,466
Restructuring-related charges	4,372	—	4,372	—
Non-GAAP loss from operations	$(518)	$(5,159)	$(5,348)	$(10,382)
Operating margin	(16%)	(38%)	(13%)	(57%)
Non-GAAP operating margin	(1%)	(4%)	(2%)	(3%)

Liquidity and Capital Resources

To date, we have financed our operations principally through private placements of our equity securities. As of September 30, 2021, our principal sources of liquidity are cash and cash equivalents of $1,072.1 million, which were held in checking accounts, savings accounts, and highly liquid money market funds. A portion of the cash and cash equivalents were used to complete the acquisitions of LaborChart and Levelset during the fourth quarter of 2021. The estimated purchase price to acquire Levelset is approximately $500 million, of which approximately $425 million was paid in cash when the acquisition was completed on November 2, 2021, subject to customary adjustments for working capital, transaction expenses, cash, indebtedness, and the determination of any consideration for post-combination services. In addition, the estimated purchase price to acquire LaborChart is approximately $85 million in cash which was paid in cash when the acquisition was completed on October 21, 2021, subject to customary adjustments for working capital, transaction expenses, cash, indebtedness, and the determination of any consideration for post-combination services. We also have our Credit Facility with Silicon Valley Bank that may be used for general corporate purposes. As of September 30, 2021, $75.0 million, less $6.4 million in outstanding letters of credit, was available to be drawn under the Credit Facility.

We believe our existing cash and cash equivalents will be sufficient to meet our needs for at least the next 12 months. This assessment is a forward-looking statement and involves risks and uncertainties. Our future capital requirements will depend on many factors, including our revenue growth rate, new customer acquisition and subscription renewal activity, timing of billing activities, our ability to integrate the companies or technologies we acquire and realize strategic and financial benefits from our investments and acquisitions, the timing and extent of spending to support further sales and marketing and research and development efforts, general and administrative expenses to support our growth, including international expansion, and the ongoing impact of the COVID-19 pandemic. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing to fund these activities. If we are unable to raise additional capital when desired, or on acceptable terms, our business, results of operations, and financial condition could be materially adversely affected.

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2020	2021
	(in thousands)
Net cash provided by operating activities	$10,072	$40,305
Net cash used in investing activities	(19,446)	(42,020)
Net cash provided by financing activities	192,091	694,946

Operating Activities

Our largest source of operating cash is collections from the sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting and software license expenses, and overhead. Net cash provided by operating activities was $40.3 million during the nine months ended September 30, 2021, which resulted from a net loss of $214.2 million, adjusted for non-cash charges of $216.3 million and net cash inflow of $38.2 million from changes in operating assets and liabilities. The $216.3 million of non-cash charges primarily reflected the following:

•	$185.9 million in stock-based compensation expense;
•	$23.3 million in depreciation and amortization; and
•	$5.6 million in non-cash lease expense relating to right-of-use operating lease assets.

The $38.2 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:

•	a $28.7 million increase in accrued expenses and other liabilities primarily due to timing of employee stock purchase plan contributions, payroll, and cash payments to our vendors;
•	a $24.7 million increase in deferred revenue primarily due to the growth of our business and timing of billings; and
•	a $3.4 million decrease in accounts receivable primarily due to timing of billings and cash receipts from customers;

These inflows from changes in our operating assets and liabilities were partially offset by the following:

•	a $7.8 million increase in prepaid expenses and other assets primarily due to timing of cash payments to our vendors;
•	a $7.1 million increase in deferred contract cost assets; and
•	a $3.7 million decrease in operating lease liabilities related to lease payments.

Net cash used in operating activities was $10.1 million during the nine months ended September 30, 2020, which resulted from a net loss of $48.7 million, adjusted for non-cash charges of $58.1 million and net cash inflow of $0.7 million from changes in operating assets and liabilities. The $58.1 million of non-cash charges primarily reflected the following:

•	$22.3 million in stock-based compensation expense;
•	$18.9 million in depreciation and amortization;
•	$9.6 million in change in fair value of redeemable convertible preferred stock warrant liability;
•	$4.8 million in non-cash lease expense relating to right-of-use operating lease assets; and
•	$2.9 million in abandonments of long-lived assets.

The $0.7 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:

•	a $3.4 million decrease in accounts receivable primarily due to timing of billings and cash receipts from customers;
•	a $3.3 million increase in deferred revenue primarily due to the growth of our business and timing of billings; and
•	a $1.1 million increase in accrued expenses and other liabilities primarily due to timing of payroll and cash payments to our vendors.

These inflows from changes in our operating assets and liabilities were partially offset by the following:

•	a $3.7 million decrease in operating lease liabilities related to lease payments;
•	a $2.5 million decrease in accounts payable due to timing of cash payments to our vendors; and
•	a $1.6 million increase in prepaid expenses and other assets primarily due to timing of cash payments to our vendors.

Investing Activities

Net cash used in investing activities of $42.0 million during the nine months ended September 30, 2021 consisted of the acquisition of Indus, net of cash acquired, of $20.0 million, capitalized software development costs of $10.2 million, purchases of property and equipment of $8.4 million primarily related to computer equipment purchases, and $3.5 million in strategic investments.

Net cash used in investing activities of $19.4 million during the nine months ended September 30, 2020 consisted of capitalized software development costs of $9.4 million, purchases of property and equipment of $6.7 million primarily related to improvements to our leased office spaces and computer equipment purchases, and the acquisition of Avata Intelligence, Inc., net of cash acquired, of $3.3 million.

Financing Activities

Net cash provided by financing activities of $694.9 million during the nine months ended September 30, 2021 primarily consisted of proceeds from issuance of common stock in IPO, net of underwriting discounts and commissions, of $665.1 million, proceeds from stock option exercises of $35.3 million, partially offset by payments of deferred offering costs of $3.8 million.

Net cash provided by financing activities of $192.1 million during the nine months ended September 30, 2020 primarily consisted of the proceeds of $179.9 million from the issuance of our Series I redeemable convertible preferred stock and preferred stock warrant and proceeds from stock option exercises of $15.7 million, partially offset by payments of deferred offering costs of $2.3 million.

Credit Facility

Our Credit Facility provides for debt financing of up to $75.0 million to be used for general corporate purposes, including the financing of working capital requirements, and is secured by a blanket lien on the Company’s assets. The Credit Facility has a maturity date of May 7, 2022, and carries a fee of 0.225% applied to unused balances and an interest rate equal to the Wall Street Journal prime rate plus 1.25% applied to all amounts outstanding, with a floor of 3.25%. The Credit Facility contains financial covenants that require us to maintain minimum annual recurring revenue, as defined in the loan and security agreement, and a liquidity ratio, if the Credit Facility is drawn, of at least 1.25 to 1.00. The Credit Facility also contains restrictions on our ability to dispose of our business or property, engage in changes in business, merge with or acquire another business, incur indebtedness, encumber the collateral securing the Credit Facility, pay dividends, make distributions or payments to stockholders or redeem, retire, or repurchase any capital stock, or make any restricted investments. As of September 30, 2021, no amounts had been drawn down under the Credit Facility, and we were in compliance with all covenants.

The Credit Facility also provides us with the ability to issue standby letters of credit for up to $15.0 million, which if issued reduce the amount available for borrowing under the Credit Facility. As of September 30, 2021, we had issued letters of credit totaling $6.4 million to secure various U.S. leased office facilities.

Remaining Performance Obligations

Our subscriptions typically have a term of one to three years. The transaction price allocated to remaining performance obligations under our subscriptions represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancellable subscriptions that will be invoiced and recognized as revenue in future periods. As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $497.3 million, 72% of which is expected to be recognized as revenue in the next 12 months and substantially all of the remainder between 12 and 36 months thereafter. We expect remaining performance obligations to change from period to period primarily due to the size, timing and duration of new customer contracts and customer renewals.

Commitments and Contractual Obligations

There have been no material changes to our contractual obligations and commitments from those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Prospectus.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Our significant accounting policies are more fully described in Note 2 of our condensed consolidated financial statements. Our critical accounting policies and more significant judgments and estimates used in the preparation of our financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Prospectus. There have been no significant changes to these policies for the three months ended September 30, 2021.

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

Interest Rate Risk

We had cash, cash equivalents, and restricted cash of $1,075.4 million as of September 30, 2021. Cash, cash equivalents, and restricted cash consist of checking accounts, savings accounts, and money market funds. The cash and cash equivalents are held for working capital and general corporate purposes. The restricted cash is used as collateral to satisfy certain contractual arrangements related to leased office space and corporate credit cards. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of September 30, 2021, a hypothetical 10% increase or decrease in interest rates would not have a material effect on the fair market value of our portfolio. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

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

(b) Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our chief executive officer and chief financial officer concluded that there has not been any change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, despite the fact that the majority of our employees are continuing to work remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to understand the potential impact on their design and operating effectiveness.

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

We have a history of losses, and we may not achieve or maintain profitability in the future. We incurred net losses of $56.7 million in 2018, $83.1 million in 2019, and $96.2 million in 2020. As of December 31, 2020, we had an accumulated deficit of $397.0 million. We incurred a net loss of $214.2 million in the nine months ended September 30, 2021 and had an accumulated deficit of $611.2 million as of September 30, 2021. We are not certain whether or when we will be able to achieve or sustain profitability in the future. We also expect our expenses to increase in future periods as we continue to invest in growth, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend substantial financial and other resources on:

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

Our current and future products and features may not be widely accepted by our customers, and we may not be able to respond to technological changes or changes in customer demands and preferences, or develop new products and functionality.

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

We had customers running projects in over 125 countries as of December 31, 2020, and 12.2% of our revenue in 2020 was generated from customers outside the United States. As of December 31, 2020, we have established offices globally to support our sales and marketing efforts in the surrounding regions. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our products in additional languages. Any new markets or countries into which we attempt to sell subscriptions to access our products may not be receptive to our efforts. For example, we may not be able to expand further in some markets if we are not able to adapt our products to fit the needs of prospective customers in those markets or if we are unable to satisfy certain government- and industry-specific laws or regulations. In addition, future international expansion will also require considerable management attention and the investment of significant resources while subjecting us to new risks and increasing certain risks that we already face, including risks associated with:

•

recruiting and retaining talented and capable employees outside the United States, including employees who speak multiple languages and come from a wide variety of different cultural backgrounds and customs;

•	maintaining our company culture across all of our global offices;
•	providing our products and platform in different languages and customizing them to support local requirements;
•

compliance with applicable international laws and regulations, including laws and regulations with respect to employment, construction, privacy, data protection, consumer protection, unsolicited email, and unauthorized practice of law, and the risk of penalties and fines against us and individual members of management or employees if our practices are deemed to be out of compliance;
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

We operate in a competitive market, and we must continue to compete effectively.

The market for our products is highly competitive and rapidly changing. Certain features of our current platform compete with:

•	aggregated construction management products, including those offered by Oracle, Autodesk, and Trimble;
•	accounting software vendors, such as ComputerEase Software, Foundation Software, and Jonas Software;
•	point solution software vendors in various categories, including analytics, bidding, Building Information Modeling, compliance, and scheduling, among others; and
•	in-house specialized tools or processes built by or for existing or prospective customers.

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

Our results of operations may vary significantly from period to period, which could materially adversely affect our business, financial condition, results of operations, and prospects. We expect that our results of operations will vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to increase the number of new customers and retain and expand our existing customers’ use of our products;
•	the timing and success of new products introduced by us or our competitors;
•	the budgeting cycles, government funding of projects, and purchasing practices of customers;
•	general economic conditions, both domestically and in foreign markets;
•	reduction in construction spending in the public or private sectors;
•	changes in customer or collaborator requirements or market needs;
•	changes in the way we organize and compensate our employees;
•	whether the construction management software industry develops at all or develops more slowly than we expect;
•	our ability to successfully expand our business domestically and internationally;

•	the timing and length of our sales cycles;
•	our ability to attract, develop, motivate, and retain management and other skilled personnel;
•	the amount and timing of operating costs and capital expenditures related to the expansion of our business;
•	changes in the competitive landscape of our market, including consolidation among competitors or customers;
•	changes in our pricing policies or those of our competitors;
•	insolvency or credit difficulties affecting our customers’ ability to purchase or pay for our products;
•	significant security breaches of, technical difficulties with, or interruptions to, the use of our products or platform;
•	unusual expenses such as litigation or other dispute-related settlement payments or outcomes, or costs of responding to regulatory inquiries or actions;
•	health epidemics or pandemics, such as COVID-19;
•	future accounting pronouncements or changes in our accounting policies or practices; and
•	increases or decreases in our results caused by fluctuations in foreign currency exchange rates.

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

We, or our third-party vendors on our behalf, collect, process, store, and transmit substantial amounts of data and information, including customer data. Security incidents may occur in the future, causing unauthorized access to, loss of, or unauthorized disclosure of such information, resulting in regulatory enforcement actions, litigation, indemnification obligations, and other potential liabilities, as well as negative publicity, which could materially adversely affect our business, reputation, financial condition, results of operations, and prospects. Cyberattacks, computer malware, and other compromises of information security measures or malicious internet-based activity continue to increase, and cloud-based platform providers of products and services have been targeted, resulting in breaches of their information security, and are expected to continue to be targeted. We and our third-party vendors are at risk of suffering from similar attacks and breaches. Our products may also be subject to fraudulent usage and schemes, including third parties accessing customer accounts or viewing data from our platform. These fraudulent activities can result in unauthorized access to customer accounts and data and unauthorized use of our products. While we undertake significant efforts to protect the security and integrity of the information we collect, process, store, and transmit, we cannot entirely mitigate these risks, and there is no guarantee that inadvertent or unauthorized use or disclosure of such information will not occur or that third parties will not gain unauthorized access to such information despite our efforts. In addition, we rely on our third-party vendors to take appropriate measures to protect the security and integrity of the information on their information systems. We may not be able to anticipate or prevent all techniques that could be used to obtain unauthorized access or to compromise our systems because such techniques change frequently and are generally not detected until after an incident has occurred. Additionally, we cannot be certain that we will be able to address any vulnerabilities in our software that we may become aware of in the future. We expect similar issues to arise in the future as we continue to expand the features and functionality of our products and platform and introduce new products, and we expect to expend significant resources in an effort to protect against security incidents. In addition, any actual or suspected cybersecurity incident or other compromise of our security measures, or those of our third-party vendors, whether as a result of hacking efforts, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, or otherwise, could result in harm to our business, damage to our brand and reputation, significant costs for remediating the effects of such an incident and preventing future incidents, lost revenue due to network downtime, and a decrease in customer and user trust. Concerns regarding privacy, data protection, and information security may also cause some of our customers to stop using our products and platform and decline to renew their subscriptions, and make it harder to acquire new customers. To the extent we do not effectively address these risks, our business, financial condition, results of operations, and prospects could be materially adversely affected.

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

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of the New York Stock Exchange, or the NYSE. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more complex, time-consuming, and, costly and place significant strain on our personnel, systems, and resources.

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

The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The potential impact and duration of the COVID-19 pandemic on the global economy and our business are difficult to assess or predict. Potential impacts include:

•

our customer prospects and our existing customers may continue to experience slowdowns in their businesses, which in turn may result in reduced demand for our platform, lengthening of sales cycles, loss of customers, and difficulties in collections;

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

We primarily rely and expect to continue to rely on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures, licenses and contractual restrictions with our employees, consultants, and third parties, to establish and protect our intellectual property and proprietary rights, all of which provide only limited protection. As of December 31, 2020, we had six issued patents, 28 pending, non-provisional patent applications in the United States, and ten Patent Cooperation Treaty international patent applications. Two of our issued patents in the United States will expire in 2035, and the other four of our issued patents will expire in 2039. We continually review our development efforts to assess the existence and patentability of new intellectual property. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even when we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our products or platform. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand, and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement, misappropriation and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, or may challenge our proprietary rights, and we may not be able to prevent infringement without incurring substantial expenses. Additionally, pending and future patent, trademark, and copyright applications may not be approved, and our issued patents may be contested, circumvented, found unenforceable, or invalidated. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of such information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our products, platform, brand, and other intangible assets may be diminished, and competitors may be able to more effectively replicate our platform and its features. Any of these events could materially adversely affect our business, financial condition, results of operations, and prospects.

We may become involved in litigation that could materially adversely affect our business, financial condition, results of operations, and prospects.

As we face increasing competition and gain an increasingly higher profile, the possibility of intellectual property rights claims, commercial claims, or other claims or lawsuits being asserted against us grows. In the future, we may become a party to litigation and disputes related to our intellectual property, business practices, regulatory compliance, products, or platform. While we intend to vigorously defend these lawsuits, litigation can be costly and time-consuming, divert the attention of management and key personnel from our business operations, and dissuade prospective customers from subscribing to our products. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, our customer agreements include provisions requiring us to indemnify our customers against liabilities if our products infringe a third-party’s intellectual property rights, and we have negotiated other specific indemnities with certain of our customers, in each case, which could require us to make payments to such customers. During the course of any litigation or dispute, we may make announcements regarding the results of hearings and motions and other interim developments. If securities analysts and investors consider these announcements negative, our stock price may decline. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us, and we may be required to develop alternative non-infringing technology or practices or discontinue our practices. The development of alternative, non-infringing technology or practices could require significant effort and expenses. Any of the above could materially adversely affect our business, financial condition, results of operations, and prospects.

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

Our acquisition activities may disrupt our ongoing business, involve increased expenses, and present risks not contemplated at the time of the transactions.

We have acquired and may continue to acquire companies, products, technologies and talent that complement our business strategy, both within and outside the U.S. Acquisitions, including our acquisitions of Levelset and LaborChart, involve significant risks and uncertainties, including:

•

the failure to successfully integrate the acquired technology, data assets, personnel, and operations into our business or to establish and maintain uniform and adequate standards, controls, policies, and procedures across the combined businesses;

•	the inability to realize synergies expected to result from an acquisition;
•	disruption of our ongoing business and distraction of management;
•	challenges retaining key personnel, customers, vendors and other business partners of the acquired operation;
•

the risk that the internal control environment, including the cybersecurity environment, of an acquired company may not be consistent with our standards or with regulatory requirements, and may require significant time and resources to align and rectify;

•	unidentified issues not discovered in our due diligence process, including product or service quality issues, intellectual property issues and legal contingencies;
•	the failure to successfully further grow an acquired business or further develop an acquired technology and any resulting impairment of amounts currently capitalized as intangible assets;

•	risks associated with businesses we acquire that may differ from or be more significant than the risks our other businesses face;
•

in the case of foreign acquisitions or acquisitions containing foreign operations, the impact of particular economic, tax, currency, political, legal, and regulatory risks associated with specific countries; and

•	to the extent we issue equity securities as consideration in an acquisition, current stockholders’ percentage ownership and earnings per share will be diluted.

In addition, any acquisition that we announce may not be completed if closing conditions are not satisfied. Because acquisitions are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition. In particular, if we are unable to successfully operate as a combined business, including in respect of the LaborChart and Levelset acquisitions, or any other interests that we acquire, to achieve shared growth opportunities or combine reporting or other processes within the expected time frame, such delay may materially and adversely affect the benefits that we expect to achieve as a result of any such acquisition, and could result in additional costs or loss of revenue. Moreover, the impact of COVID-19, adverse changes in market conditions, and other factors, such as the failure to realize some or all of the anticipated benefits of either of the LaborChart or Levelset acquisitions, may cause the acquisition to be dilutive to our operating earnings per share beyond the first fiscal year after close. Any dilution of our non-GAAP diluted earnings per share could cause the price of our common stock to decline or grow at a reduced rate.

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

We are subject to a number of laws and regulations that apply generally to businesses, including laws and regulations governing the internet and the marketing, sale, and delivery of goods and services over the internet. These laws and regulations, which continue to evolve, cover, among other things, taxation, tariffs, privacy and data protection, data security, pricing, content, copyrights, distribution, mobile and other communications, advertising practices, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protection, the provision of online payment services, the design and operation of websites, and the characteristics and quality of products that are offered online. We cannot guarantee that we have been or will in the future be fully compliant with such laws and regulations in every jurisdiction, as it is not entirely clear in every jurisdiction how existing laws and regulations governing such areas apply or will be enforced. Moreover, as the regulatory landscape continues to evolve, increasing regulation and enforcement efforts by federal, state, and foreign authorities, and the prospects for private litigation claims, become more likely. In addition, the adoption of new laws or regulations, or the imposition of other legal requirements, that adversely affect our ability to market or sell our products could harm our ability to offer, or customer demand for, our products, which could impact our revenue, impair our ability to expand our product offerings, and make us more vulnerable to competition. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also require us to change our business practices and raise compliance costs or other costs of doing business. For example, the re-adoption of “network neutrality” rules in the United States by the Federal Communications Commission, or the FCC, which the current president of the United States supported during his campaign and which is supported by the current Democratic FCC commissioners, could affect the services we and our customers use by restricting the offerings made by internet service providers or reducing their incentives to invest in their networks. After a federal court judge denied a request for an injunction against California’s state-specific network neutrality law, California began enforcing that law on March 25, 2021, and other states could begin to enforce existing laws or adopt new network neutrality requirements. In addition, our materials finance business, which we assumed in connection with the Levelset acquisition, may be subject to additional federal and state laws and regulations governing extensions of credit and other financial transactions. We believe that the transactions in which our materials finance business engages generally are not subject to laws or regulations governing loans and lending activities. However, if a regulator or court concluded that such transactions are loans, and thus subject to laws governing loans and lending activities, then we may be required to restructure the transactions in a way that is commercially less desirable in order to support the credit sale characterization, or to comply with laws and regulations governing loans and lending activities, which may include usury laws and state lending, loan brokering, or debt collection or servicing licensing laws.

Additionally, various federal, state, and foreign labor laws govern our relationships with our employees and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, workplace health and safety standards, payroll taxes, citizenship requirements, and other laws and regulations.

Any claim, lawsuit, proceeding, investigation, inquiry or request under any of the foregoing could: (i) result in reputational harm, criminal sanctions, consent decrees, orders preventing us from offering certain features, functionalities, products or services, (ii) limit our access to credit, (iii) result in a modification or suspension of our business practices, (iv) require us to develop non-infringing or otherwise altered products or technologies, (v) prompt ancillary claims, lawsuits, proceedings, investigations, inquiries or requests, (vi) consume financial and other resources which may otherwise be utilized for other purposes, such as advancing other products and services on our platform, (vii) cause a breach or cancellation of certain contracts, or (viii) result in a loss of customers, investors or partners. Any of the foregoing, or any significant additional laws or regulations, or our failure to comply with any laws and regulations that now or in the future could apply to our business, could materially adversely affect our business, financial condition, operating results, and prospects.

Certain of our services subject us to complex and evolving laws and regulations regarding the unauthorized practice of law.

Unauthorized practice of law, or UPL, generally refers to an entity or person who is not licensed to practice law but who gives legal advice or advertises their services as the practice of law. As a result of our acquisition of Levelset, which was completed in November 2021, certain lien rights management services we now offer involve activities that could represent an alternative to traditional legal services and, as a result, may potentially subject us to UPL allegations. Our lien rights management business model includes the provision of document-processing services in connection with the filing of liens. In the past, various aspects of Levelset’s lien rights management offering have been subject to claims of UPL. In the future, we could face similar claims, actions, or proceedings.

The laws and regulations that define UPL, and the governing bodies that enforce UPL rules, differ among the various jurisdictions in which we operate, and the scope of these laws and regulations is often vague and broad and are evolving. As a result, the applications and interpretations of these laws and regulations can be uncertain and conflicting. For example, regulation of legal document processing, a component of our lien rights management offering, varies among the jurisdictions in which we conduct business. Compliance with these disparate laws and regulations may require us to structure our business and services differently in certain jurisdictions, which could lead to operating inefficiencies. Maintaining compliance with UPL rules across various jurisdictions may cause us to incur significant expenses and may require that we dedicate significant management time to dealing with UPL issues, which could divert management’s attention from other matters.

As we continue to grow our lien rights management offering or expand into new jurisdictions, we may face increased scrutiny and risk of additional UPL claims, actions or proceedings. Any failure or perceived failure by us to comply with applicable UPL laws and regulations may subject us to regulatory inquiries, actions, lawsuits or proceedings. Levelset has incurred in the past, and we expect to incur in the future, costs associated with responding to, defending, resolving, and/or settling UPL claims, actions, and proceedings. We can give no assurance that we will prevail in any such matters on commercially reasonable terms or at all. Responding to, defending and/or settling regulatory inquiries, action, lawsuits and proceedings may be time-consuming and divert management and financial resources or have other adverse effects on our business. A negative outcome in any of these proceedings may result in claims, actions, changes to or discontinuance of some of our services, potential liabilities, and additional costs that could materially adversely affect our business, results of operations, financial condition, future prospects, and brand.

We may need to raise additional capital to grow our business, and such capital may not be available on terms acceptable to us, or at all, which could reduce our ability to compete and could materially adversely affect our business, financial condition, results of operations, and prospects.

We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. To support our business and operations, we will need sufficient capital to continue to make significant investments, and we may need to raise additional capital through equity or debt financings to fund such efforts. Additionally, the current COVID-19 pandemic has caused a disruption in the global financial markets, which may reduce our ability to access capital and negatively affect our liquidity in the future. If such financing is not available to us on acceptable terms, or at all, we may be unable to fund our growth or develop new business at the rate desired, and our operating results may suffer. Debt financing increases expenses, may contain covenants that restrict the operation of our business, and must be repaid regardless of operating results. For example, covenants contained in our existing Credit Facility with Silicon Valley Bank limit our ability to pay dividends, to create, incur, or assume indebtedness or liens, to consummate certain strategic transactions, to engage in transactions with affiliates, and to make certain investments. Equity financing, or debt financing that is convertible into equity, could result in dilution to our existing stockholders and a decline in our stock price.

Our inability to obtain adequate capital resources, whether in the form of equity or debt, to fund our future growth may require us to delay, scale back, or eliminate some or all of our operations or the expansion of our business, which could materially adversely affect our business, financial condition, operating results, and prospects.

If customers default on deferred payment terms under supply contracts with our materials finance business, we may incur financial losses or be unable to obtain favorable terms from potential funding sources we may pursue in the future.

In connection with our acquisition of Levelset, which was completed in November 2021, we assumed a materials finance line of business, pursuant to which we acquire construction materials from suppliers and allow our customers to finance their purchases of such materials from us on deferred payment terms. Holding these receivables under the deferred payment terms in our materials supply agreements on our balance sheet exposes us to credit and liquidity risk, which may adversely affect our financial performance. If customers default on the deferred payment terms under our materials supply agreements, we may incur financial losses or be unable to obtain favorable terms from potential funding sources we may pursue in the future.

While we earn financing charges on deferred payment balances, we bear credit risk in the event customers default on the deferred payment terms under our materials supply agreements. Further, adverse effects on our liquidity may impair our ability to allocate sufficient financial resources for other purposes, such as advancing any other aspect of our platform, which could adversely impact our results of operations.

Although we believe that we currently have adequate liquidity to support our materials finance business, there are a number of factors that could reduce or deplete our existing liquidity position, including results of operations that are reduced relative to our projections, costs related to existing or future litigation or regulatory matters, the pursuit of strategic business opportunities (whether through acquisition or otherwise), and unanticipated liabilities.

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

Our liability for third-party content on our platform, such as content posted by customers and other users, currently is limited by Section 230 of the Communications Decency Act. There have been various efforts made by state and federal executives and legislators to bypass, eliminate, or modify Section 230, which limits the liability of internet platforms for third-

party content that is transmitted via those platforms and for good- faith moderation of offensive content. President Biden and many members of Congress from both parties have expressed support for the reform or repeal of Section 230, so the possibility of Congressional action remains. In addition, the FCC is considering a petition, filed by the former administration, to adopt rules interpreting Section 230. If the FCC adopts rules, the scope of the protection afforded by Section 230 could be narrowed considerably. The FCC has not released any document describing the rules that would be proposed and no date has been set for a vote on any such proposal. The Democratic commissioners of the FCC have indicated that they are opposed to the petition and now control the agenda of the FCC. In addition, Florida and Texas have passed laws intended to limit the protection afforded by Section 230, although those laws are subject to court challenges. There also are pending cases before the judiciary that may result in changes to the protections afforded to internet platforms, including a lawsuit by former President Trump that, if successful, would greatly limit the scope of Section 230. We cannot predict whether there will be any changes to Section 230 or if regulatory action will interpret it in such a way as to limit the protection it affords. If the protections contained in Section 230 are repealed or limited, we could be subjected to liability for our customers’ or other users’ activities, or we could be required to pay fines or penalties, redesign our business methods, or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims.

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

We are also subject to the U.S. Foreign Corrupt Practices Act of 1977, or FCPA, the UK Bribery Act 2010, or Bribery Act, and other anti-corruption, sanctions, anti-bribery, anti-money laundering, and similar laws in the United States and other countries in which we conduct activities. Anti-corruption and anti- bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees, agents, intermediaries, and other third parties from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the private sector. In the future, we may leverage third parties, including intermediaries, agents, and partners, to conduct our business in the United States and abroad, to sell subscriptions. We and these third parties may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we may be held liable for the corrupt or other illegal activities of these third-party partners and intermediaries, our employees, representatives, contractors, partners, agents, intermediaries, and other third parties, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with FCPA, Bribery Act, and other anti-corruption, sanctions, anti-bribery, anti-money laundering, and similar laws, we cannot assure you that they will be effective, or that all of our employees, representatives, contractors, partners, agents, intermediaries, or other third parties have taken, or will not take actions, in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage, and other consequences. Any investigations, actions, or sanctions could materially adversely affect our business, financial condition, results of operations, and prospects.

Our use of third-party open source software could negatively affect our ability to sell subscriptions to access our products and subject us to possible litigation.

We use third-party open source software. From time to time, companies that use third-party open source software have faced claims challenging the use of such open source software and compliance with the open source software license terms. Accordingly, we may be subject to lawsuits by parties claiming ownership of what we believe to be open source software or claiming non-compliance with the applicable open source licensing terms. Some open source software licenses require end-users, who distribute or make available across a network software and services that include open source software, to make publicly available or to license all or part of such software (which in some circumstances could include valuable proprietary code, such as modifications or derivative works created, based upon, incorporating, or using the open source software) under the terms of the particular open source license. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our valuable proprietary source code, we may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the terms of the applicable license, including claims of intellectual property rights infringement or for breach of contract. Furthermore, there exists today an increasing number of types of open source software licenses, almost none of which have been tested in courts of law to provide clarity on their proper legal interpretation. If we were to receive a claim of non-compliance with the terms of any of these open source licenses, we may be required to publicly release certain portions of our proprietary source code. We could also be required to expend substantial time and resources to re-engineer some or all of our software. Any of the foregoing could materially adversely affect our business, financial condition, results of operations, and prospects.

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

We sell subscriptions to access our products to customers globally and have offices globally. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from sales is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates. Any of these risks could hinder our ability to predict our future results and earnings. In addition, we do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

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

Prior to the IPO, there had not been a public market for our common stock. If an active trading market for our common stock does not continue to develop or is not sustained, you may not be able to sell your shares quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after our IPO, and the perception that these sales could occur may also depress the market price of our common stock. Our executive officers, directors and the holders of substantially all of our common stock and securities convertible into or exchangeable for shares of our common stock prior to our IPO have entered into market standoff agreements with us or have entered into lock-up agreements with Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC under which they have agreed, subject to certain exceptions, not to sell any of our stock for 180 days following the effective date of our registration statement on Form S-1, as amended; provided that:

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

A number of shares of Common Stock not in excess of an additional 15% of the lock-up party’s aggregate number of outstanding shares and equity awards (on an as- converted basis) held as of May 10, 2021, and that have (i) vested as of such date, or (ii) only if the lock-up party did not have any shares of Common Stock eligible to sell as of the First Release, have vested on or before the date that is 5 days before the release of our first public release of quarterly financial results following May 19, 2021; provided, however, that the lock-up party may only sell shares of Common Stock pursuant to this Second Release if the last reported closing price of the Common Stock on the New York Stock Exchange is at least 25% greater than the IPO price per share of $67.00 for at least 10 trading days out of the 15 consecutive trading day period ending as of the Second Release.

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

A number of shares of Common Stock not in excess of 40% of the lock-up party’s aggregate number of outstanding shares and equity awards (on an as-converted basis) held by the lock-up party that vested as of the date that is 5 days before the release of our first public release of quarterly financial results following May 19, 2021; provided, however, that the lock-up party may only sell shares of Common Stock pursuant to this Third Release if the last reported closing price of the Common Stock on the New York Stock Exchange is at least 25% greater than the IPO price per share of $67.00 for at least 10 trading days out of the 15 consecutive trading day period ending as of the Third Release.

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

After our IPO, our executive officers, directors, and greater than 5% stockholders, in the aggregate, beneficially owned a substantial majority of our outstanding common stock (assuming no exercise of options, warrants, or other rights outstanding as of the closing). Furthermore, many of our current directors were appointed by our principal stockholders. As a result, such persons or their appointees to our board of directors, acting together, will have the ability to control or significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. In addition, if any of our executive officers, directors, and greater than 5% stockholders purchase shares, or if any of our other current investors purchase shares and become greater than 5% stockholders as a result, the ability of such persons, acting together, to control or significantly influence such matters will increase. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of our IPO; (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates.

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

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States as the exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees, or agents to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, or the amended and restated certificate of incorporation or the amended and restated bylaws, (4) any action to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or amended and restated bylaws, or (5) any action asserting a claim that is governed by the internal affairs doctrine (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. This provision would not apply to lawsuits brought to enforce a duty or liability created by the Exchange Act. In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation will further provide that the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all lawsuits brought to enforce any duty or liability created by the Securities Act, and an investor cannot waive compliance with the federal securities laws and the rules and regulations thereunder, there is uncertainty as to whether a court would enforce such a provision. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On May 24, 2021, we closed our IPO, in which we sold 10,410,000 shares of our common stock at a price to the public of $67.00 per share, including 940,000 shares sold in connection with the full exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-236789), which was declared effective by the SEC on May 19, 2021.

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

2.1

Agreement and Plan of Merger, dated as of September 20, 2021, by and among Procore Technologies, Inc., Lucky Strike Merger Sub, Inc., Express Lien, Inc., and Shareholder Representative Services LLC, as Stockholder Representative

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

Procore Technologies, Inc.

Date: November 5, 2021	By:	/s/ Craig F. Courtemanche, Jr.
Craig F. Courtemanche, Jr.
President and Chief Executive Officer

Date: November 5, 2021	By:	/s/ Paul Lyandres
Paul Lyandres
Chief Financial Officer