Form 10-K
period 2021-12-31
PROCORE TECHNOLOGIES, INC.
filed 2022-03-04
CIK 1611052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40396

Procore Technologies, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	73-1636261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6309 Carpinteria Avenue Carpinteria, CA	93013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 477-6267

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	PCOR	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2021, was $4,042,934,539.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2022 was 135,101,119.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2021 fiscal year ended December 31, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, are forward-looking statements of our future operating results and financial position, our business strategy and plans, market growth and trends, and objectives for future operations, and the impact of the ongoing coronavirus pandemic, or the COVID-19 pandemic, on our financial conditions and results of operations. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These forward-looking statements include, but are not limited to, statements concerning the following:

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

•	our ability to effectively manage our growth;
•	anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•	economic and industry trends, in particular the rate of adoption of construction management software and digitization of the construction industry;
•	our ability to attract new customers and retain and increase sales to existing customers;
•	our ability to expand internationally;
•	the effects of increased competition in our markets and our ability to compete effectively;
•	our estimated total addressable market;
•	our ability to develop new products and features, and whether our customers and prospective customers will adopt these new products and features;
•	our ability to maintain, protect, and enhance our brand;
•	the sufficiency of our cash to meet our cash needs for at least the next 12 months;
•	future acquisitions, joint-ventures, or investments;
•	our ability to comply or remain in compliance with laws and regulations that currently apply or become applicable to our business in the United States (“U.S.”) and internationally;
•	the effects of COVID-19 pandemic or other public health crises;
•	our reliance on key personnel and our ability to attract, maintain, and retain management and skilled personnel;
•	the future trading price of our common stock; and
•	our anticipated use of the net proceeds from our initial public offering (“IPO”).

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe,” and similar statements, reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

RISK FACTORS SUMMARY

Investing in our common stock involves a high degree of risk. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks we face can be found under the heading “Risk Factors” in Part I of this Annual Report on Form 10-K.

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
•

our current and future products and features may not be widely accepted by our customers, and we may not be able to respond to technological changes or changes in customer demands and preferences, or develop new products and functionality;

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

•

we are subject to stringent and changing obligations related to data privacy and security, and our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences, any of which could materially adversely affect our business, financial condition, results of operations, and prospects;

•

if our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation; fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences, any of which could materially adversely affect our business, financial condition, results of operations, and prospects;

•	any failure to offer high quality support for our customers and collaborators may harm our relationships with our customers and, consequently, our business;
•

if we fail to maintain an effective system of disclosure controls and internal control over our financial reporting, including our acquisitions, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired and our business, financial condition, results of operations, and prospects could be materially adversely affected; and

•	the COVID-19 pandemic has had and could continue to have an adverse impact on our business, operations, and the markets and communities in which we, our partners, and our customers operate.

PART I

Item 1. Business.

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

We have established our market leadership through an approach focused on serving the unique needs of the construction industry. We work directly with stakeholders to develop the products they need and provide high-quality support, available to all users at no additional charge. Our four product categories, Preconstruction, Project Management, Resource Management, and Financial Management, automate workflows, provide real-time visibility, offer advanced analytics, and support collaboration across key stages of the construction project lifecycle. Each of our products can be accessed from the office or the jobsite on computers, smartphones, and tablets, enabling users to work wherever the job requires. Our open application programming interfaces (“APIs”) and our application marketplace (“App Marketplace”) allow customers to integrate our products with their internal systems and nearly 350 third-party applications, including accounting, document management, and scheduling software, providing our users with choice and flexibility, and demonstrably increasing the stickiness of our platform as we aim to become the construction industry’s system of record.

Our customers range from small businesses managing a couple million dollars of annual construction volume to global enterprises managing billions of dollars of annual construction volume. Our core customers are owners, general contractors, and specialty contractors operating across the commercial, residential, industrial, and infrastructure segments of the construction industry. We generate substantially all of our revenue from subscriptions to access our products. We sell our products on a subscription basis for a fixed fee with pricing generally based on the number and mix of products a customer subscribes to and the fixed aggregate dollar volume of construction work contracted to run on our platform annually, which we refer to as annual construction volume. As our customers subscribe to additional products, or increase the annual construction volume contracted to run on our platform, we generate more revenue. We do not provide refunds for unused construction volume, or charge customers based on consumption or on a per project basis. Our customers rely on our platform to help run their businesses more efficiently.

Our business model is designed to encourage rapid, widespread adoption of our products by allowing for unlimited users, meaning we do not charge a per-seat or per-user fee. Customers can invite all project participants to engage with our platform as part of a project team. Customers typically invite participants to join our platform, including the customer’s employees and its collaborators, who are other project participants who engage with our platform but do not pay us for such use. Collaborators have access to relevant project information and product features for the duration of their involvement in a project and are incentivized to become customers, as collaborators do not control what information they get access to, they may not be able to access project information after a job is complete, and cannot run their complete portfolio of projects on our platform. In 2021 we had over 2.0 million users, which we define as our customers’ employees and their collaborators who have logged in to our platform. Once collaborators have used our platform, they may potentially become customers and evangelize Procore on future projects. We believe our business model creates a flywheel effect that has helped increase our customer count, from 8,506 as of December 31, 2019, to 10,166 as of December 31, 2020, to 12,193 as of December 31, 2021, reflecting a consistent year-over-year growth rate of 20% in both 2020 and 2021. We have also seen an increase in the number of customers that contributed more than $100,000 of annual recurring revenue (“ARR”), which grew from 655 as of December 31, 2019, to 843 as of December 31, 2020, to 1,111 as of December 31, 2021, reflecting year-over-year growth rates of 29% in 2020 and 32% in 2021. All customer counts aforementioned exclude the customers acquired from Levelset, LaborChart, and Esticom, Inc. (“Esticom”), as they are on non-standard legacy contracts. Levelset, LaborChart, and Esticom customers will be included in our customer and ARR metrics when they are renewed onto standard Procore annual contracts. Levelset has more than 3,000 customers as of December 31, 2021.

Our success in building our customer base, expanding usage for existing customers, and helping digitize the industry has allowed us to achieve significant growth. We generated revenue of $289.2 million in 2019, $400.3 million in 2020 and $514.8 million in 2021, representing year-over-year growth of 38% in 2020 and 29% in 2021. We had net losses of $83.1 million in 2019, $96.2 million in 2020, and $265.2 million in 2021.

Our Industry

The construction ecosystem is highly fragmented and specialized.

The construction process relies on coordination among highly fragmented and specialized groups, including key stakeholders such as owners, general contractors, specialty contractors, architects, and engineers. These stakeholders engage in financing, budgeting, designing, building, and maintaining commercial, residential, industrial, and infrastructure projects while navigating varying responsibilities, risk profiles, and motives. Completing a project safely, on time, and within budget requires effective collaboration between stakeholders across work streams, sharing information in a timely and effective manner, and navigating increasing contractual and regulatory complexity.

Key stakeholders in the construction ecosystem are:

•

Owners. Owners initiate construction projects, secure financing, work with architects, engineers, and consultants on building design, hire general contractors to manage the construction process, and are the ultimate decision-makers throughout a project. Owners include corporations, universities, government entities, and commercial and residential real estate developers. Once a project is completed, owners are responsible for operating, leasing or selling the structure, or outsourcing such processes to a third party.

•

General contractors. General contractors coordinate the construction project and fulfill the demands of owners while simultaneously maintaining oversight and responsibility for specialty contractors and other vendors

•

Specialty contractors. Specialty contractors, commonly referred to as subcontractors, are hired by general contractors for their specialized skills, such as mechanical, electrical, plumbing, roofing, or concrete trades, and perform the vast majority of construction work

•

Architects and engineers. Architects and engineers work together to develop building plans and designs, collaborating directly with owners and general contractors. Typically architects are responsible for designing the aesthetic look and feel of a structure, while engineers focus on safety and functionality, materials, and structural design

The construction industry has four defining characteristics.

•

Construction is a custom business. Construction projects are typically custom and each project has a distinctive combination of dynamic variables, including unique project teams, design, materials, terrain, regulations, and schedules.

•

The workforce is mobile and decentralized. Construction happens on the jobsite, not at the office, which increases the importance of mobile access to project data. Construction workers often operate with out-of-date or incomplete project information and struggle to collaborate effectively with other stakeholders, leading to mistakes that may translate to costly rework and extended project timelines. Given mistakes not only impact the progress of the project but also expose workers to safety risks, the need for mobile collaboration solutions and real-time access to instructions, designs, documentation, and reporting is becoming increasingly critical for managing and optimizing a dispersed workforce.

•

Stakeholder dynamics are complex. Construction projects require collaboration across a wide range of stakeholders who often have a different set of interests and lack familiarity and trust with one another, yet all are interdependent and ultimately share project risks. Similarly, all project participants are adversely impacted when a project is delayed, runs over budget, or does not meet quality or safety requirements. For example, a concrete contractor may not be able to pour concrete on a project until the mechanical, electrical, and plumbing (“MEP”) contractors complete their scope of work. If the MEP contractors fail to complete their tasks as scheduled and that delay is not properly communicated to all affected stakeholders, then not only could the project fall behind schedule but the concrete may still arrive at the jobsite as originally scheduled, become unusable, and need to be disposed of, driving up costs and impacting profit margins. In order to avoid related financial losses, stakeholders are often quick to redirect responsibility to other participants on a project and seek to resolve disputes in court.

•

Change is constant. Construction project designs, schedules, and budgets are modified frequently. Construction teams typically run into unforeseen issues requiring a workaround, or the owner may decide to make a modification to the project. As a result, the design that teams set out to build rarely matches the finished product. An event as small as a delayed inspection that adjusts worker schedules, or as significant as discovering an unexpected boulder during excavation that requires special equipment to remove, can trigger costly changes to a project’s schedule and require timely communication to teams on the ground to minimize or avoid mistakes.

Our Approach

We believe we are well positioned to extend our market leadership, not only through promoting the rapid adoption of our construction management platform, but also through our dedicated efforts to invest in and positively impact the future success of the construction community. We believe that our success is driven by the quality of our platform and our strong relationships with our customers and the broader construction industry. Our approach is based on two key elements:

•

We live and breathe construction. Our platform and products are focused on the construction industry, and we build our products for the requirements of industry stakeholders. We have deep domain expertise and an understanding of the construction industry’s complex workflows, incentive structures, and the risks each stakeholder faces on a project. We also partner with the industry beyond providing software. Several of our initiatives, including “Jobsite,” our industry-focused blog site, Procore Community, our online user community forum, and Groundbreak, our annual construction industry conference, are designed to grow community engagement across our platform. We also offer additional resources to the construction community, including certified continuing education courses, training programs, online content libraries, and free software to universities, schools, trade unions, and non-profits through our in-house social impact team, Procore.org.

•

We put our customers first. We make our products intuitive and easy-to-use, whether from a computer, smartphone, or tablet, in the field or in the back office, so that everyone can adopt and benefit from the power of our products. A core part of our strategy is our user-centric development culture. We engage with the construction community to understand its needs and work with our customers to develop, iterate, and improve our products and technology. Our customer support team provides live support to all users at no additional cost, as well as numerous online resources, because we believe that if all users are successful, then our customers will be successful.

Our Platform

Our platform is built to be modern, intuitive, and open with a modular and extensible architecture that not only includes the breadth and depth of functionality of our own products but also integrates with third-party applications and our customers’ own customized applications. While we offer a broad set of products that we monetize through subscriptions, our platform includes a wide range of technical services that are shared across our products and open APIs that enable us to extend the capabilities of our platform to the broader ecosystem of software that our customers use.

Our platform offers our customers and collaborators online and offline access to critical project information and capabilities that address a range of evolving needs throughout a project’s lifecycle, including bidding, scheduling, building information modeling (“BIM”), labor tracking, financial management, and more. Our platform streamlines communication and facilitates compliance with safety and other regulatory standards, which helps increase productivity and efficiency, reduces rework and costly delays, improves safety and compliance, and enhances collaboration and accountability among key stakeholders.

Product Categories

•

Preconstruction. Selecting the right specialty contractors and vendors for a construction project is critical to the successful outcome of the project. The process is often manual, disorganized, time-consuming and resource-intensive, requiring the collection of extensive documentation and multi-faceted bids that typically include sensitive information. Our Preconstruction products facilitate collaboration between internal and external stakeholders during the planning, budgeting, estimating, bidding, and partner selection phase of a construction project. Our products are designed to help reduce financial and operational risk across key stakeholders before construction begins.

•

Project Management. Construction teams struggle with poor communication between the field and office, time-consuming processes, and getting updated and accurate information to all project stakeholders. Teams often lack the ability to effectively collaborate on workflows, such as structure design, or changes to plans that become necessary in the field. Tracking project progress and ensuring procedures are in line with quality and safety standards is often manual or done using disparate point solutions. These dynamics lead to risky work environments, rework, training gaps, and strained relationships, often resulting in millions of dollars in cost overruns and litigation. Our Project Management products connect entire construction project teams by ensuring project information is aggregated in a cloud-based platform, available to all project participants, and accurate so that work on the jobsite is completed correctly. Our products and platform enable real-time collaboration, information storage, design, BIM model clash detection, and regulation compliance for teams on the jobsite and in the back office.

•

Resource Management. Construction teams responsible for performing work on the jobsite are often unable to efficiently track labor productivity, which leads to schedule delays, inefficient use of time, margin loss, and rework. Our Resource Management product helps customers address these problems by allowing contractors to better schedule, track and forecast labor productivity, improve time management, communicate more efficiently with their workforces, and better manage profitability on construction projects. By using our products, customers are also creating detailed productivity records that can be referenced during the bidding process.

•

Financial Management. Managing construction financials is often a slow, expensive, and manual data entry process. Construction teams need to be able to monitor budgets on individual projects and across entire portfolios of projects in order to maximize project profitability and plan for the long-term. Teams lack real-time access to accurate financial data that is critical to managing changes that impact budgets or allow for efficient invoicing. Traditionally, construction teams have not had access to collaborative financial applications that connect the field to the office. Our Financial Management products provide customers with visibility into the financial health of their individual construction projects and portfolios, and facilitate untethered access to financial data, linking the field and the office in real-time. Our products improve cost management, invoice collection and review, lien rights management, and budget forecasting and tracking. Our platform also supports integrations with a majority of the industry’s preferred accounting systems.

Procore App Marketplace

Our platform gives customers the freedom to connect with third-party applications currently in our App Marketplace. Our App Marketplace extends the functionality of our existing products, connecting critical business workflows and processes, and enabling customers to maintain a single system of record while being able to leverage software solutions providing an array of functionality. This ecosystem provides customers with support in analytics, accounting, scheduling, compliance, and customer relationship management, among many other categories. While our customers may pay fees to certain third-party developers in order to use their applications that integrate with our platform, we do not earn any fees or commissions from either our customers or these third-party developers for accessing or using our App Marketplace.

Our App Marketplace represents a key competitive differentiator for us and has been widely adopted by our customers, providing significant value while demonstrably increasing the stickiness of our products and providing a future pipeline for potential acquisitions. Within the construction industry, integration of third-party applications with our platform and a presence in the App Marketplace are increasingly seen as requirements for adoption and usage by our customer base.

Procore Analytics

Our analytics product offers advanced analytics and business intelligence capabilities, allowing customers to monitor projects and drive more informed decision-making for their business. Procore Analytics provides access to approximately 130 pre-built reports and the ability to build custom visualizations leveraging their enterprise data in Microsoft Power BI. Cross-tool reporting, configurable dashboards, and advanced data visualization all help turn project data into business insight.

Procore Shared Technology Services

Our platform includes a number of shared services that underlie our products and enable us to launch new products and extend the capabilities of our existing products. The user directory, reporting, tasks, search, and other components of our platform are examples of the underlying shared services that our customers can use across our products. In order to create a centralized hub for construction project information, we have developed an open and extensible platform that connects our customers’ business applications, people, devices, and data. We have also developed highly configurable forms, data fields, and workflows, enabling our customers to centralize their data on our platform. Our platform services are designed around four defining attributes that increase the breadth and depth of our offering, improve usability, and enable a unified experience. These include:

•

UI Customization. Our platform is designed to be flexible and adaptable, providing native mobile and desktop user interfaces (“UI”) to both our internal and third-party developers. This means developers can accelerate design and development efforts by accessing Procore’s core UI components and design guidelines helping ensure a consistent user experience. We also offer third-party developers the ability to create embedded applications, which we call Embedded Apps, a feature that allows developers to insert their apps directly into our UI. This creates an experience that reduces user friction and context switching between different applications, while providing our familiar UI to users when introducing new third-party applications.
•

Customizable Business Logic. Our products are designed to work the way our users work. Customers can create designated workflows to match the approval sequence and processes that are appropriate for their businesses. Our platform offers configurable fields and forms, improving the degree of precision with which customers can track data and secure documentation. Additionally, our platform offers comprehensive user permission functionality. These permissions define who has access to certain project and company-level information. By default, we provide customers with several role-based permission templates, and these permissions are configurable down to the tool access level by user.

•

APIs. Our platform features developer-friendly open APIs and tools that are designed to empower our customers and third-party developers to build their own integrations or customized applications, thereby expanding the functionality of our products.

•

Data. As data is generated on our platform, it is securely stored in centralized databases. Our platform enables our customers to search across their data, empowering real-time analytics and customizable reporting. Users have access to insights that can be derived from data generated by their account usage across our platform. Additionally, our platform allows us to collect aggregated, anonymized data that we can use to develop new products and features, as well as better support our customers as they navigate challenging industry and market conditions. We also expect to leverage this data to build artificial intelligence and machine learning functionality into the Procore platform in order to provide customers with ways to automate repetitive tasks, uncover hidden information, and glean actionable insights to drive better outcomes on projects, in addition to other next-generation features.

Our platform typically serves as a system of record for our customers’ projects, meaning that our customers are incentivized to continue to subscribe to our products even after the end of a construction project in order to leverage the benefits of Procore. As the number of projects and the construction volume managed on our platform grows, so does the amount of data that our platform captures. This enables our customers to analyze their data and derive insights to better operate their business.

Benefits to Our Core Customer Stakeholders

We believe that our ability to deliver products that address our customers’ specific needs while enabling streamlined communication and real-time access to data is essential to driving increased productivity and efficiency, improved safety and compliance, and enhanced collaboration and accountability.

Owners

Owners are the beneficiaries of the end result of a construction project, but if the project is over budget, or not completed on schedule, the owner can be responsible for funding the overage or incurring lost revenue. Owners need the ability to plan capital expenditures, accurately estimate project costs, source high quality general contractors to manage construction work, and track project progress with a high degree of visibility. By reducing friction that hinders collaboration, our products can help owners track cost updates, project status, and change orders. We help owners save significant time and money by providing financial and operational visibility into their projects. It is critical for owners’ bottom lines that they remain informed of what work has been completed, when it was completed, and what specifically was built or installed. Not only is this information crucial for ongoing projects, but it is also necessary for long-term asset management, as the underlying data allows for more efficient, effective, and predictive maintenance.

General contractors

General contractors operate under immense pressure, with little room for error, as they often manage their businesses with small profit margins. Inadequate information flows, such as not providing specialty contractors with the latest set of plans, can result in costly project delays, overages, and unfulfilled expectations. General contractors are also compelled to perform duplicate data entry in disparate systems and are accustomed to dealing with invoicing errors, information silos, and disconnected point solutions. For example, general contractors must often collect and consolidate dozens of invoices from their specialty contractors each month before invoicing the owner. This process can require days or even weeks of effort, depending upon a project’s complexity and the number of specialty contractors. With our platform, that process can be greatly condensed. We have developed a cloud-based platform to allow general contractors to manage their projects from a smart device in their hand, with the goal of facilitating exceptional teamwork, reducing costly rework, mitigating risk, and improving profit margins.

Specialty contractors

For specialty contractors to be successful, it is imperative that they are able to effectively track and manage their crews, materials, and equipment. Specialty contractors have to get the right people to the right jobsite at the right time with the correct materials and equipment. However, specialty contractors often utilize disparate point software solutions or antiquated documentation systems, such as pen and paper and even physical whiteboards, which means they lack a consistent way to track labor production rates, monitor safety compliance and quality of work, ensure they are working off the latest set of plans and schedules, or document work completed as part of the invoicing process. Specialty contractors frequently experience delays and disruptions in work progress as a result of not having timely access to the most up-to-date information, such as when other stakeholders make changes to project plans or schedules and do not effectively communicate those changes to specialty contractors. For example, when a specialty contractor submits a change order, they typically cease work until the change order is approved by the owner and the decision is communicated back to the specialty contractor, which can take weeks. Our products feature intuitive, easy-to-use tools that allow specialty contractors to leverage accurate, real-time information, reduce unnecessary data entry, visualize productivity trends, document completed work, and get paid the correct amounts faster.

Our Business Model

We generate substantially all of our revenue from subscriptions to access our products and have an unlimited user model that is designed to facilitate adoption and maximize usage of our platform by all project stakeholders. We sell our products on a subscription basis for a fixed fee with pricing generally based on the number and mix of products and the annual construction volume contracted to run on our platform. As we grow, the value of our business increases across three key dimensions:

•

Ecosystem. Our business model is designed to encourage rapid, widespread adoption by allowing for unlimited users, meaning we do not charge a per-seat or per-user fee. Customers can invite all project participants to engage with our platform as part of a project team. This includes the customer’s employees and its collaborators, who are other project participants who engage with our platform but do not pay us for such use. Thereafter, collaborators have an incentive to become customers, as collaborators do not control what information they get access to, may not be able to access project information after a project is complete, and cannot run their complete portfolio of projects on our platform.

•

Products. We believe our expertise in construction and close relationship with our customers and collaborators enable us to deliver easy-to-use and feature-rich products, specifically tailored to solve the problems of the industry’s key stakeholders and help them manage their businesses more effectively. Our products are offered à la carte and are integrated into our cloud-based platform.

•

Data. Our platform captures extensive data across stakeholders and each stage of a project, which enables us to create a system of record for all stakeholders and to analyze project and industry trends. Our platform captures data encompassing bidding, safety, cost, quality, scheduling, materials, supplier information, and other types of data.

Our Growth Strategy

We intend to leverage our existing products and industry presence to establish our platform and products as the industry standard in construction, both domestically and internationally. The key elements of our strategy to accomplish these objectives are as follows:

•

Maintain and advance our technology leadership. We believe the investments we have made in research and development to build our technology have been a core differentiator of our products and platform. We plan to continue to invest in technology innovation and product development, and we believe that our customers will benefit from new features and products that enable them to manage additional workflows on our centralized platform.

•

Acquire new customers. We believe the market for construction technology and collaboration tools is in its early phases of adoption. We plan to continue to expand our sales and marketing efforts to drive awareness of our products and grow our customer base, focusing on owners, general contractors, and specialty contractors. The portion of our current user base made up of collaborators invited to participate in our customers’ projects represents a significant opportunity to increase our revenue. These users are incentivized to become customers in order to gain visibility and control across their projects with actionable insights from a single system. In the future, we have the potential to monetize additional adjacent stakeholders, including a broad set of industry participants who are potential customers of our existing products and those whom we plan to address with targeted new products over time.

•

Increase spend within our customer base. We plan to drive additional spend from existing customers by capturing more projects, selling them additional existing products, and offering new products that address additional customer needs.

•

Expand internationally. We believe there is a global need for construction management software and that the global market is currently underpenetrated, representing a significant opportunity. We plan to open offices and hire sales and customer experience teams and expand our presence in the countries where we already operate, as applicable.

•

Extend our industry connectivity and our position as a trusted brand. We believe there are powerful network effects to our business, and to capitalize on these effects we intend to focus on driving higher engagement with customers, collaborators, and the broader construction community. We will continue to invest in expanding our ecosystem, developing new partnerships, and supporting more integrations. In addition, we plan to continue to invest in growing our brand and expanding on our key community and user initiatives.

•

Pursue targeted acquisitions. We have made and may in the future make select acquisitions to add innovative features and functionality to our platform, accelerate our end-to-end cloud-based platform strategy, and bring talent to our team. Our App Marketplace provides us with visibility into our customers’ interactions with many third-party applications. For example, in 2019, we acquired Honest Buildings, Inc. (“Honest Buildings”), an existing App Marketplace partner and a provider of financial and project management software for owners, allowing us to further extend our products and platform to this key stakeholder group. In 2020, we acquired Esticom, another App Marketplace partner and provider of a leading estimating solution. In 2021, we acquired Levelset, a lien rights management solution, and LaborChart, a labor management solution, both of which were also existing App Marketplace partners. Our existing integrations with App Marketplace partners like these streamline the integration of their solutions into our platform post-acquisition and allows us to quickly deliver a seamless customer experience. We believe that our industry brand and App Marketplace provide us with an advantage in pursuing our acquisition strategy.

Our Products

Our platform features four integrated product categories, allowing data and workflows to transparently cross the phases of a construction project. Our customers typically purchase subscriptions to access our products on a product-by-product basis.

Preconstruction

•

Prequalification. Procore Prequalification streamlines the process of selecting specialty contractors and vendors for construction projects, connecting all stakeholders involved in the process in one place. Customers can easily send out requests for documentation to potential partners, which are then collected, standardized, and aggregated within the Prequalification product, making sure all project stakeholders have access to the right information at the right time. From there, customers can evaluate which partners have the capability, capacity, and resources to be hired for their project. Customers can also access and store financial data, increasing project team visibility without compromising confidentiality.

•

Estimating. Procore’s estimating solution offers quantity takeoff and estimating capabilities that streamline the takeoff, estimating, and bidding process, allowing customers to bid and win more projects in less time. Customers can quickly perform a digital quantity takeoff to determine materials, labor, and equipment required to complete a construction project based on relevant documents such as plans and specifications, add the associated costs, and markup and create a customer-facing proposal that can be approved and tracked all within a single application, reducing overhead and improving profitability.

•

Bid Management. Procore Bid Management organizes the complex bidding process, from bid package creation to bid award, allowing customers to track and assess the significant volume of bids that are typically submitted to work on a given construction project. Bid Management also provides vendors with a single location to access bid package details, files, and communications to simplify the bid submission process.

Project Management

•

Project Management. Procore Project Management provides every team member on a construction project with real-time access to the information they need via a single, accurate, up-to-date source. Project Management centralizes and facilitates collaboration on schedules, specifications, submittals, drawings, requests for information (“RFIs”), and outstanding tasks. Users have the ability to log critical information, track project progress, and escalate issues for approvals from the correct team members. Project Management is designed to increase transparency and accountability across the entire project team, reducing litigation risk and the shifting of responsibilities.

•

Quality & Safety. Procore Quality & Safety allows field teams to continuously record, monitor, evaluate, and improve procedures in order to maximize compliance with safety regulations and quality specifications. Additionally, the product helps users identify, understand, and proactively resolve the causes of issues and risky behaviors before they result in an injury or accident.

•

Design Coordination. Procore Design Coordination helps users identify and resolve design and constructability issues prior to construction, thereby minimizing the cost of RFIs, change orders, and rework. Our product allows users to coordinate documents and 3-D models, bringing stakeholders together in a collaborative tool to validate a project design and achieve predictable results in the field.

•

Building Information Model. BIM enables all users in the field to view and collaborate on 3-D models, which allow project teams to more efficiently plan and construct their projects. Field workers can access project models in real-time, with an easy-to-use navigation interface that ties 3-D models to drawings. The product improves decision-making and reduces rework by ensuring that work is coordinated and installed correctly the first time.

Resource Management

•

Field Productivity. Procore Field Productivity enables contractors to manage their labor with real-time time data for payroll, manage out of scope work, as well as workforce planning, scheduling, communication, certification, forecasting, and productivity tracking. This data deeply integrates into Procore Project Financials, powering critical labor cost analysis and change management workflows that maximize job profitability. In using Field Productivity, customers create a detailed record of historical productivity rates that allows them to more accurately bid and estimate future projects.

Financial Management

•

Project Financials. Procore Project Financials is a robust solution for managing the financial health of a construction project. Customers can track, forecast, and manage project costs, budgets, and change orders with reliable data drawn from the field. These real-time insights help customers facilitate more accurate communication, generate faster approvals, and reduce financial risk.

•

Invoice Management. Procore Invoice Management expedites the invoice creation, collection, review, and approval process across stakeholders. Our products allow customers to automate the creation of invoices while helping to ensure accuracy and reduce delays in payment. By streamlining the payment process, Invoice Management helps to reduce schedule delays arising from disruptions in cash flow.

•

Portfolio Financials. Procore Portfolio Financials is purpose-built for owners, enabling these stakeholders to track and approve expenditures across their portfolio of construction projects. Users can compare bids across different general contractors and manage budgets, change orders, and invoices all in one place.

•

Accounting Integrations. Procore Accounting Integrations integrates with our customers’ accounting systems to minimize manual data entry and reduce errors created through double entry. Accounting integrations sync project information between the field and office so informed decisions can be made using up-to-date project and cost data.

•

Lien Rights Management. Through our acquisition of Levelset, we acquired a lien rights management product that is designed to efficiently manage our customers’ lien rights on construction projects and simplify complex compliance workflows and payment processes. Users can exchange and collaborate around payment documents such as lien waivers, payment applications, and preliminary notices, enabling contractors, suppliers, and other industry stakeholders to have better visibility, more streamlined documentation, and faster payments.

Procore Analytics

•

Procore Analytics. Our Procore Analytics product gives customers the ability to generate deep insights across data aggregated from across all projects, various products, and integrated accounting software. Customers can track trends and conduct analysis using pre-built reports, all of which are customizable to suit individual customer needs.

Our Customers

We serve customers ranging from small businesses managing a couple million dollars of annual construction volume to global enterprises managing billions of dollars of annual construction volume. Our core customers are owners, general contractors, and specialty contractors operating across the commercial, residential, industrial, and infrastructure segments of the construction industry.

Sales and Marketing

We primarily sell subscriptions to access our products through our direct sales team, which is specialized by stakeholder region, size, and type, and is serviced regionally by offices in the United States, Canada, Australia, England, and Mexico, and by our focused sales and marketing efforts in Singapore, the United Arab Emirates, France, and Germany, where we do not yet maintain office locations. We combine an inside sales model with a field sales team targeting large accounts. Our install base team focuses on renewals and account expansion. Our construction volume-based pricing model and number of product offerings create multiple opportunities for expansion.

We focus our marketing efforts on product innovation and value, domain expertise, and community-building. We reach potential customers and generate leads for our sales team through a combination of content marketing, public relations, advertising, sponsorships, digital marketing, partner marketing, social media, community initiatives, and events. We deliver multi-touch marketing efforts across all stages of the customer journey, from awareness and consideration to purchase, retention, and advocacy. Marketing activities are connected to our sales pipeline, resulting in product demonstration requests and sales opportunities. As a key part of our brand-building efforts, we host industry events. Our engagement with these leading industry events affords us the ability to connect directly with our customers, collaborators, and the broader construction industry.

Research and Development

Our research and development organization is responsible for the development and delivery of new features and products for our platform, and the continued improvement, maintenance, and support of our existing products, platform, and cloud infrastructure. We leverage our broad customer base, our engaged user communities, and our focus on user-driven innovation to aggregate feedback on features and functionality and consistently improve our products and platform. Our teams partner with our customers and collaborators to understand their needs through focus groups at our innovation labs, trade shows, and conferences, and with customers and collaborators on the jobsite.

Our research and development teams are largely based in our Carpinteria, California headquarters, and our New York, New York and Austin, Texas offices.

Our Competition

The market for construction management software is competitive and rapidly evolving. We believe the market is in its early phases of maturity and technology adoption as many companies in the construction industry still rely on a combination of rudimentary workflows, including manual paper-based methods, email, fax, and spreadsheet-based processes. Where technology has been adopted, it has generally had a limited impact because of a lack of modern, cloud-based tools, limited breadth and depth of functionality, or a lack of integrations between point solutions.

We believe our competitors primarily exist across the following four categories:

•	aggregated construction management tools, including products offered by Oracle, Autodesk, and Trimble. We integrate some of these companies’ products with our platform.
•

accounting software vendors, including providers that offer accounting software and supplement their solutions with project management tools and other offerings, which are often bundled with their accounting solutions as lower-value add-ons.

•

point solution software vendors in various categories, including analytics, bidding, BIM, compliance, and scheduling, among others. Many of the point solutions these vendors provide integrate with our platform and are available in our App Marketplace.

•	in-house specialized tools or processes built by or for existing or prospective customers.

Our People and Our Values

Our people are our strongest and most important asset in building and growing our business. We have worked hard to create and maintain a culture based on three core values:

•

Openness. We define openness as “a ready willingness to engage and express as well as to consider new information and ideas.” We ask our employees to be honest without ego, which is represented by sharing critical opinions without fear of retribution, admitting when they don’t know something, and including different voices and points of view. We believe that this diversity of thought makes us stronger and more innovative.

•

Ownership. We define ownership as “a sense of having a personal stake in a project’s or team’s success and the feeling of empowerment and responsibility that goes with it.” We ask our employees to take initiative and move forward, and in so doing, to vigorously advocate for our vision, to volunteer for work that challenges and inspires them, and to solicit feedback from leaders and colleagues. We also believe in providing equity incentives to our employees to foster an ownership mentality among them and align their interests with those of our stockholders.

•

Optimism. We define optimism as “the ability to envision and pursue favorable outcomes – even in the face of challenges, and to believe in the capabilities and goodwill of oneself and others.” We ask our employees to build toward the possible, which is represented by assuming positive intent in others, letting themselves have a bad day, and pursuing the rewards of hard work. We believe in embracing a growth mindset for continuous learning.

We believe that these three core values are foundational in building a high-performing, healthy company that scales. We also believe that having an open and inclusive work culture is integral to our ability to attract and retain exceptionally talented and motivated employees.

We continue to evolve our diversity, inclusion, and belonging initiatives with the goal of creating a culture of belonging for our employees and customers, and for other industry stakeholders. Our efforts are centered around three pillars: hiring, empowering and connecting, and industry outreach. We believe in increasing the diversity of our workforce, including hiring the best talent regardless of location.

As of December 31, 2021, we had 2,885 full-time employees, with 2,544 based in the United States and 341 in our international locations.

Our Commitment to the Construction Industry

We have taken steps to create a more diverse and inclusive construction industry. Through our long-standing Women in Construction program, we advocate for improved gender equality and engage with a network of more than 12,000 supporters. As part of this effort, we host webinars, curate a virtual community group, and attend events across the country to connect advocates for the increased presence of women in construction.

Through our in-house social impact team, Procore.org, we invest in the industry by providing free access to Procore’s software and training to 600 non-profit builders, educational institutions, and trade association training and apprenticeship centers. Last year, we launched a scholarship program with the Associated General Contractors of America to assist Black and other students of color who are studying in construction fields at Historically Black Colleges and Universities.

Our Intellectual Property

We rely on trademarks, patents, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements, and employee invention assignment agreements to establish and protect our proprietary rights. As of December 31, 2021, we had 16 issued patents, 35 pending, non-provisional patent applications in the United States, and 11 active Patent Cooperation Treaty international patent applications. Our issued patents in the United States will expire between 2035 and 2040. We continually review our development efforts to assess the existence and patentability of new intellectual property.

We have trademark rights in our name, our logo, and other brand indicia, and have trademark registrations for select marks in the United States and many other jurisdictions around the world. We also have registered domain names for websites that we use in our business.

We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. For additional information, see the sections titled “Risk Factors—Risks Related to Our Business and Industry—Our failure to protect our intellectual property rights and proprietary information could diminish our brand and other intangible assets.”

Corporate Information

We were incorporated as Butterfly Lane, Inc. in California in January 2002, and changed our name to Procore Technologies, Inc. in May 2002. We reincorporated in Delaware in June 2014. Our principal executive offices are located at 6309 Carpinteria Avenue, Carpinteria, CA 93013. Our telephone number is (866) 477-6267. Our website address is https://www.procore.com. Information contained on, or that can be accessed through, our website is not incorporated by reference herein, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

We make available, free of charge through the investor relations section of our website (investors.procore.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the Securities and Exchange Commission.

The Securities and Exchange Commission maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission.

We announce material information to the public about us, our products and services and other matters through a variety of means, including our website, the investor relations section of our website, press releases, filings with the Securities and Exchange Commission, and public conference calls, in order to achieve broad distribution of information to the public. We encourage investors and others to review the information we make public in these locations, as such information could be deemed to be material information.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

We have experienced rapid growth in recent periods, and such growth may not be indicative of our future growth. If we fail to properly manage future growth, our business, financial condition, results of operations, and prospects could be materially adversely affected.

We have experienced rapid growth in recent periods. Our revenue was $289.2 million in 2019, $400.3 million in 2020, and $514.8 million in 2021. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Our overall revenue growth depends on a number of factors, including our ability to:

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

We have a history of losses, and we may not achieve or maintain profitability in the future. We incurred net losses of $83.1 million in 2019, $96.2 million in 2020, and $265.2 million in 2021. As of December 31, 2021, we had an accumulated deficit of $662.2 million. We are not certain whether or when we will be able to achieve or sustain profitability in the future. We also expect our expenses to increase in future periods as we continue to invest in growth, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend substantial financial and other resources on:

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

These investments may not result in increased revenue or profitable growth. Any failure to increase our revenue as we invest in our business, or to manage our costs, could prevent us from achieving or maintaining profitability or positive cash flow. We may also incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to successfully address these risks and challenges, our business, financial condition, results of operations, and prospects could be materially adversely affected.

Our business may be significantly impacted by changes in the economy and related reductions in spend across the construction industry.

Our business may be affected by changes in the economy. The construction industry in particular is impacted by economic slowdowns, tightening of economic policies, tariffs on imported goods, inflation, supply chain disruptions, labor shortages, commodity prices, and policies that reduce government spending. Unfavorable or deteriorating market conditions, reductions in the rate of construction growth, decreases in lending activity, reductions in government spending and funding of infrastructure or other construction projects, government shutdowns, delays in the sale of voter-approved bonds, credit rating downgrades, reduced demand for public projects, and any resulting effects on spending by our customers or prospective customers, could have an adverse impact on our business. Our revenue may decrease because customers may generally choose to purchase less construction software in times of unfavorable economic conditions. Furthermore, if the construction industry experiences a decrease in overall construction volume, the amount our customers pay for our products could be reduced as we generally price our products based on a customer’s annual construction volume, which is the fixed aggregate dollar volume of construction work contracted to run on our platform annually. To the extent we do not effectively address these risks and challenges, our business, financial condition, results of operations, and prospects could be materially adversely affected.

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

We had customers running projects in over 150 countries as of December 31, 2021, and 15% of our revenue in 2021 was generated from customers outside the United States. As of December 31, 2020, we have established offices globally to support our sales and marketing efforts in the surrounding regions. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our products in additional languages. Any new markets or countries into which we attempt to sell subscriptions to access our products may not be receptive to our efforts. For example, we may not be able to expand further in some markets if we are not able to adapt our products to fit the needs of prospective customers in those markets or if we are unable to satisfy certain government- and industry-specific laws or regulations. In addition, future international expansion will also require considerable management attention and the investment of significant resources while subjecting us to new risks and increasing certain risks that we already face, including risks associated with:

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

Sales of subscriptions to access our products will depend to a significant extent on our ability to expand our sales and marketing capabilities. It is difficult to predict customer demand, customer retention and expansion rates, the size and growth rate of the market, the entry of competitive products, or the success of existing competitive products. Our sales efforts involve educating prospective customers about the uses and benefits of our products and platform. We expect that we will continue to need intensive sales efforts to educate prospective customers about the uses and benefits of our construction management software, and we may have difficulty convincing prospective customers of the value of adopting our products. We plan to continue expanding our salesforce, both domestically and internationally. Identifying, recruiting, and training qualified sales representatives is time-consuming and resource-intensive, and they may not be fully trained and productive for a significant amount of time following their hiring, if ever. In addition, the cost to acquire customers is high due to these considerable sales and marketing efforts. Our business will be harmed if our efforts do not generate a correspondingly significant increase in revenue. Even if we are successful in convincing prospective customers of the value of our products, they may decide not to purchase our products for a variety of reasons, some of which are out of our control. We spend substantial time and resources on our sales efforts without any assurance that our efforts will result in a sale. The failure of our efforts to secure sales after investing resources in a lengthy sales process could materially adversely affect our business, financial condition, results of operations, and prospects.

We operate in a competitive market, and we must continue to compete effectively.

The market for our products is highly competitive and rapidly changing. Certain features of our current platform compete with:

•	aggregated construction management products;
•	accounting software vendors;
•	point solution software vendors in various categories, including analytics, bidding, BIM, compliance, and scheduling, among others; and
•	in-house specialized tools or processes built by or for existing or prospective customers.

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

Our results of operations may vary significantly from period to period, which could materially adversely affect our business, financial condition, results of operations, and prospects. We expect that our results of operations will vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to increase the number of new customers and retain and expand our existing customers’ use of our products;
•	the timing and success of new products introduced by us or our competitors;
•	the budgeting cycles, government funding of projects, and purchasing practices of customers;
•	general economic conditions, both domestically and in foreign markets;
•	reduction in construction spending in the public or private sectors;
•	changes in customer or collaborator requirements or market needs;
•	changes in the way we organize and compensate our employees;
•	whether the construction management software industry develops at all or develops more slowly than we expect;
•	our ability to successfully expand our business domestically and internationally;
•	the timing and length of our sales cycles;
•	our ability to complete sales transactions in a timely, predictable and effective manner, if at all;
•	our ability to attract, develop, motivate, and retain management and other skilled personnel;
•	the amount and timing of operating costs and capital expenditures related to the expansion of our business;
•	changes in the competitive landscape of our market, including consolidation among competitors or customers;

•	changes in our pricing policies or those of our competitors;
•	insolvency or credit difficulties affecting our customers’ ability to purchase or pay for our products;
•	significant security breaches of, technical difficulties with, or interruptions to, the use of our products or platform;
•	unusual expenses such as litigation or other dispute-related settlement payments or outcomes, or costs of responding to regulatory inquiries or actions;
•	health epidemics or pandemics, such as COVID-19;
•	future accounting pronouncements or changes in our accounting policies or practices; and
•	increases or decreases in our results caused by fluctuations in foreign currency exchange rates.

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

We are subject to stringent and changing obligations related to data privacy and security, and our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences, any of which could materially adversely affect our business, financial condition, results of operations, and prospects .

In the ordinary course of business, we collect, receive, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share, which is collectively commonly referred to as “processing”, personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, and personal data provided by our customers’ users. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. Additionally, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy laws as well. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which become effective in 2023. Additionally, several states and localities have enacted measures related to the use of artificial intelligence and machine learning in products and services. Data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) and the United Kingdom’s (“U.K.”) GDPR impose strict requirements for processing personal data. For example, under the EU’s GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater, for certain violations. In addition, individuals may initiate litigation related to processing of their personal data. Furthermore, in Europe, there is a proposed regulation related to artificial intelligence (“AI”) that, if adopted, could impose onerous obligations related to the use of AI-related systems. We may have to change our business practices to comply with such obligations. In Canada, the Personal Information Protection and Electronic Documents Act and various related provincial laws, as well as Canada’s Anti-Spam Legislation, applies to our operations, as does Australia’s Privacy Act 1988.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated.

In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we are legally or contractually bound to comply. For example, we are also subject to the Payment Card Industry Data Security Standard (“PCI DSS”). PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and loss of revenue. We may also rely on vendors to process payment card data, who may also be subject to PCI DSS, and our business may be negatively impacted if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance. Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business practices.

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail, or be perceived to have failed, to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse affects, including our inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others.

If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar), litigation (including class-related claims), additional reporting requirements and oversight, bans on processing personal data, orders to destroy or not use personal data, the inability to operate in certain jurisdictions, limited ability to develop or commercialize our products, loss of revenue or profits, loss of customers or sales, interruptions or stoppages in or modifications to our operations, negative publicity, and reputational harm, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.

In the ordinary course of our business, we may process proprietary, confidential, and sensitive data, including personal data, intellectual property, and trade secrets (collectively, “sensitive information”). We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are also becoming increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats.

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. While extortion payments have the potential to alleviate the negative impact of a ransomware attack, we may be unwilling or unable to make such payments for a variety of reasons, including but not limited to applicable laws or regulations prohibiting such payments.

Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products and platform) or the third-party information technology systems that support us and our services.

The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products. We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain security measures to protect our information technology systems and sensitive information.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable to detect past or future vulnerabilities in our information technology systems (including our products) because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Furthermore, despite our efforts to identify and remediate vulnerabilities in our information technology systems (including our products), our efforts may not be successful. In addition, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences.

If we, or a third party upon whom we rely, experience a security incident or are perceived to have experienced a security incident, we could experience significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, and inspections), litigation (including class-related claims), additional reporting requirements and oversight, restrictions on processing sensitive information (including personal data), loss of revenue or profits, loss of customers or sales, interruptions or stoppages in or modifications to our operations (including availability of data), indemnification obligations, negative publicity, and reputational harm. Security incidents and attendant consequences may also cause customers to stop using our products, deter new customers from using our products and platform, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our data privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

To the extent we do not effectively address these risks, our business, financial condition, results of operations, and prospects could be materially adversely affected.

Any failure to offer high quality support for our customers and collaborators may harm our relationships with our customers and, consequently, our business.

While we have designed our products to be easy to adopt with minimal support, our customers depend on our customer success teams to provide implementation, training, and support services. Due to the COVID-19 pandemic, our in the field customer support capabilities have diminished as a number of our employees continue to work remotely to minimize their and our customers’ risk of exposure to COVID-19. If we do not provide effective ongoing support (both virtually and in the field), our ability to sell additional products to existing customers could be adversely affected, and our reputation with prospective customers or the industry could be damaged. If we experience increased customer and collaborator demand for support, we may face increased costs that may harm our results of operations. The number of our customers and collaborators has grown significantly, which has put additional pressure on our customer success teams. If we are unable to provide efficient support services or if we need to hire additional support resources, potentially through third parties, our business, financial condition, results of operations, and prospects could be adversely affected. Additionally, our ability to acquire new customers is highly dependent on our business reputation and on positive recommendations from existing customers. Any failure to maintain high quality support, or a market perception that we do not maintain high quality support, for our customers and collaborators could materially adversely affect our business, financial condition, results of operations, and prospects.

If we fail to maintain an effective system of disclosure controls and internal control over our financial reporting, including our acquired companies, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired and our business, financial condition, results of operations, and prospects could be materially adversely affected.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of the New York Stock Exchange (the “NYSE”). We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more complex, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, including our acquisitions. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems, and controls to accommodate such changes. If these new systems or controls, and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports, or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.

Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on our stock price. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act (“Section 404”) and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could cause a decline in our stock price or materially adversely affect our business, financial condition, results of operations, and prospects.

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

•	we continue to incur fixed costs, particularly for real estate, and may derive reduced or no benefit from those costs;
•	we may continue to experience disruptions to our growth planning, such as for facilities and international expansion;
•	we anticipate incurring costs in returning to work from our facilities around the world, including changes to the workplace, such as space planning, food service, travel costs, and amenities;
•	we may be subject to legal liability for safe workplace claims;
•	our critical vendors or third-party partners could go out of business; and
•

in-person marketing events, including industry conferences, may be canceled or may be conducted remotely, which may not have the same level of effectiveness as marketing events and other sales and marketing activities conducted in person.

The impact of any of the foregoing, individually or collectively, could adversely affect our business, financial condition, results of operations, and prospects.

As a result of the COVID-19 pandemic, we temporarily closed our headquarters and other offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represented a significant change in how we operate our business. The operations of our partners and customers have likewise been altered. As a result of global business disruption, the COVID-19 pandemic may have an adverse impact on our ability to close new and additional business agreements. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic are likely to continue to affect the rate of global construction spending and, despite the measures we have taken to limit or mitigate the impact, it could continue to have an adverse effect on the demand for our platform, lengthen our sales cycles, reduce the value or duration of subscriptions, reduce the level of subscription renewals, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of our customers to go out of business, limit the ability of our direct sales force to travel to customers and potential customers, and affect contraction or attrition rates of our customers, all of which could adversely affect our business, results of operations, financial condition, and prospects in 2022 and future periods.

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

We primarily rely and expect to continue to rely on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures, licenses and contractual restrictions with our employees, consultants, and third parties, to establish and protect our intellectual property and proprietary rights, all of which provide only limited protection. As of December 31, 2021, we had 16 issued patents, 35 pending, non-provisional patent applications in the United States, and 11 active Patent Cooperation Treaty international patent applications. Our issued patents in the United States will expire between 2035 and 2040. We continually review our development efforts to assess the existence and patentability of new intellectual property. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even when we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our products or platform. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand, and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement, misappropriation and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, or may challenge our proprietary rights, and we may not be able to prevent infringement without incurring substantial expenses. Additionally, pending and future patent, trademark, and copyright applications may not be approved, and our issued patents may be contested, circumvented, found unenforceable, or invalidated. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of such information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our products, platform, brand, and other intangible assets may be diminished, and competitors may be able to more effectively replicate our platform and its features. Any of these events could materially adversely affect our business, financial condition, results of operations, and prospects.

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

We believe our corporate culture fosters innovation, teamwork, passion, and focus on execution and has contributed to our success. As we grow and develop our infrastructure as a public company and expand our operations, we may find it difficult to maintain our corporate culture. Any failure to preserve our culture could harm our future success, including our ability to recruit and retain qualified personnel, innovate and operate effectively, and execute on our business strategies. In addition, in response to the COVID-19 pandemic and local government health regulations, we are requiring or have required substantially all of our employees to work remotely to minimize the risk of exposure to the virus to our employees and the communities in which we operate. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no guarantee that we will be as effective while working remotely or that we will be able to maintain our corporate culture because our team is dispersed and because our employees may have less capacity to work due to increased personal obligations (such as childcare, eldercare, or caring for family members who become sick), may become sick themselves and be unable to work, or may be otherwise negatively affected, mentally or physically, by the COVID-19 pandemic and prolonged social distancing. If we experience any of these risks in connection with future growth, it could impair our ability to attract new customers and retain existing customers and expand their use of our platform, all of which could materially adversely affect our business, financial condition, results of operations, and prospects.

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

•	unidentified issues not discovered in our due diligence process, including product or service quality issues, intellectual property issues and legal contingencies;
•	the failure to successfully further grow an acquired business or further develop an acquired technology and any resulting impairment of amounts currently capitalized as intangible assets;
•	the increased operating expenses may negatively affect our financial results;
•	risks associated with businesses we acquire that may differ from or be more significant than the risks our other businesses face;
•

in the case of foreign acquisitions or acquisitions containing foreign operations, the impact of particular economic, tax, currency, political, legal, and regulatory risks associated with specific countries; and

•	to the extent we issue equity securities as consideration in an acquisition, current stockholders’ percentage ownership and earnings per share will be diluted.

In addition, any acquisition that we announce may not be completed if closing conditions are not satisfied. Because acquisitions are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition. In particular, if we are unable to successfully operate as a combined business, including in respect of the LaborChart and Levelset acquisitions, or any other interests that we acquire, to achieve shared growth opportunities or combine reporting or other processes within the expected time frame, such delay may materially and adversely affect the benefits that we expect to achieve as a result of any such acquisition, and could result in additional costs or loss of revenue. Moreover, adverse changes in market conditions and other factors, such as the failure to realize some or all of the anticipated benefits of either of the LaborChart or Levelset acquisitions and the impact of COVID-19, may cause the acquisition to be dilutive to our operating earnings per share beyond the first fiscal year after close. Any dilution of our non-GAAP diluted earnings per share could cause the price of our common stock to decline or grow at a reduced rate.

Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could materially adversely affect our business, financial condition, results of operations, and prospects.

We are subject to a number of laws and regulations that apply generally to businesses, including laws and regulations governing the internet and the marketing, sale, and delivery of goods and services over the internet. These laws and regulations, which continue to evolve, cover, among other things, taxation, tariffs, privacy and data protection, data security, pricing, content, copyrights, distribution, mobile and other communications, advertising practices, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protection, the provision of online payment services, the design and operation of websites, and the characteristics and quality of products that are offered online. We cannot guarantee that we have been or will in the future be fully compliant with such laws and regulations in every jurisdiction, as it is not entirely clear in every jurisdiction how existing laws and regulations governing such areas apply or will be enforced. Moreover, as the regulatory landscape continues to evolve, increasing regulation and enforcement efforts by federal, state, and foreign authorities, and the prospects for private litigation claims, become more likely. In addition, the adoption of new laws or regulations, or the imposition of other legal requirements, that adversely affect our ability to market or sell our products could harm our ability to offer, or customer demand for, our products, which could impact our revenue, impair our ability to expand our product offerings, and make us more vulnerable to competition. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also require us to change our business practices and raise compliance costs or other costs of doing business. For example, the re-adoption of “network neutrality” rules in the United States by the Federal Communications Commission (the “FCC”), which the current president of the United States supported during his campaign, and which is supported by the current Democratic FCC commissioners, could affect the services we and our customers use by restricting the offerings made by internet service providers or reducing their incentives to invest in their networks. After a federal court judge denied a request for an injunction against California’s state-specific network neutrality law, California began enforcing that law on March 25, 2021. Trade associations representing internet service providers appealed the district court’s ruling denying the preliminary injunction, and the appeal was denied on January 28, 2022. The trade associations have sought rehearing with the full court of appeals. Other states could begin to enforce existing laws or adopt new network neutrality requirements. In addition, our materials finance business, which we assumed in connection with the Levelset acquisition, may be subject to additional federal and state laws and regulations governing extensions of credit and other financial transactions. We believe that the transactions in which our materials finance business engages generally are not subject to laws or regulations governing loans and lending activities. However, if a regulator or court concluded that such transactions are loans, and thus subject to laws governing loans and lending activities, then we may be required to restructure the transactions in a way that is commercially less desirable in order to support the credit sale characterization, or to comply with laws and regulations governing loans and lending activities, which may include usury laws and state lending, loan brokering, or debt collection or servicing licensing laws.

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

Any claim, lawsuit, proceeding, investigation, inquiry or request under any of the foregoing could: (i) result in reputational harm, criminal sanctions, consent decrees, orders preventing us from offering certain features, functionalities, products or services, (ii) limit our access to credit, (iii) result in a modification or suspension of our business practices, (iv) require us to develop non-infringing or otherwise altered products or technologies, (v) prompt ancillary claims, lawsuits, proceedings, investigations, inquiries or requests, (vi) consume financial and other resources which may otherwise be utilized for other purposes, such as advancing other products and services on our platform, (vii) cause a breach or cancelation of certain contracts, or (viii) result in a loss of customers, investors or partners. Any of the foregoing, or any significant additional laws or regulations, or our failure to comply with any laws and regulations that now or in the future could apply to our business, could materially adversely affect our business, financial condition, operating results, and prospects.

Certain of our services subject us to complex and evolving laws and regulations regarding the unauthorized practice of law.

Unauthorized practice of law (“UPL”) generally refers to an entity or person who is not licensed to practice law but who gives legal advice or advertises their services as the practice of law. As a result of our acquisition of Levelset in November 2021, certain lien rights management services we now offer involve activities that could represent an alternative to traditional legal services and, as a result, may potentially subject us to UPL allegations. Our lien rights management business model includes the provision of document-processing services in connection with the filing of liens. In the past, various aspects of Levelset’s lien rights management offering have been subject to claims of UPL. In the future, we could face similar claims, actions, or proceedings.

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

We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. To support our business and operations, we will need sufficient capital to continue to make significant investments, and we may need to raise additional capital through equity or debt financings to fund such efforts. If such financing is not available to us on acceptable terms, or at all, we may be unable to fund our growth or develop new business at the rate desired, and our operating results may suffer. Debt financing increases expenses, may contain covenants that restrict the operation of our business, and must be repaid regardless of operating results. For example, covenants contained in our existing Credit Facility with Silicon Valley Bank (the “Credit Facility”) limit our ability to pay dividends, to create, incur, or assume indebtedness or liens, to consummate certain strategic transactions, to engage in transactions with affiliates, and to make certain investments. Equity financing, or debt financing that is convertible into equity, could result in dilution to our existing stockholders and a decline in our stock price.

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

In connection with our acquisition of Levelset in November 2021, we assumed a materials finance line of business, pursuant to which we acquire construction materials from suppliers and allow our customers to finance their purchases of such materials from us on deferred payment terms. Holding these receivables under the deferred payment terms in our materials supply agreements on our balance sheet exposes us to credit and liquidity risk, which may adversely affect our financial performance. If customers default on the deferred payment terms under our materials supply agreements, we may incur financial losses or be unable to obtain favorable terms from potential funding sources we may pursue in the future.

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

Our customers depend on the continuous availability of our platform. We currently host our platform and serve our customers primarily using Amazon Web Services (“AWS”). Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our control, including:

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

Our liability for third-party content on our platform, such as content posted by customers and other users, currently is limited by Section 230 of the Communications Decency Act. There have been various efforts made by state and federal executives and legislators to bypass, eliminate, or modify Section 230, which limits the liability of internet platforms for third-party content that is transmitted via those platforms and for good- faith moderation of offensive content. President Biden and many members of Congress from both parties have expressed support for the reform or repeal of Section 230, so the possibility of Congressional action remains. In addition, the FCC is considering a petition, filed by the former administration, to adopt rules interpreting Section 230. If the FCC adopts rules, the scope of the protection afforded by Section 230 could be narrowed considerably. The FCC has not released any document describing the rules that would be proposed and no date has been set for a vote on any such proposal. The Democratic commissioners of the FCC have indicated that they are opposed to the petition and now control the agenda of the FCC. In addition, Florida and Texas have passed laws intended to limit the protection afforded by Section 230, and similar legislation has been introduced in other states. In response to challenges from industry groups, federal courts have enjoined enforcement of the Florida and Texas laws, but appeals are pending in both cases. There also are pending cases before the judiciary that may result in changes to the protections afforded to internet platforms, including a lawsuit by former President Trump that, if successful, would greatly limit the scope of Section 230. We cannot predict whether there will be any changes to Section 230 or if regulatory action will interpret it in such a way as to limit the protection it affords. If the protections contained in Section 230 are repealed or limited, we could be subjected to liability for our customers’ or other users’ activities, or we could be required to pay fines or penalties, redesign our business methods, or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims.

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

We are also subject to the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”), the U.K. Bribery Act 2010 (“Bribery Act”), and other anti-corruption, sanctions, anti-bribery, anti-money laundering, and similar laws in the United States and other countries in which we conduct activities. Anti-corruption and anti- bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees, agents, intermediaries, and other third parties from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the private sector. In the future, we may leverage third parties, including intermediaries, agents, and partners, to conduct our business in the United States and abroad, to sell subscriptions. We and these third parties may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we may be held liable for the corrupt or other illegal activities of these third-party partners and intermediaries, our employees, representatives, contractors, partners, agents, intermediaries, and other third parties, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with FCPA, Bribery Act, and other anti-corruption, sanctions, anti-bribery, anti-money laundering, and similar laws, we cannot assure you that they will be effective, or that all of our employees, representatives, contractors, partners, agents, intermediaries, or other third parties have taken, or will not take actions, in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage, and other consequences. Any investigations, actions, or sanctions could materially adversely affect our business, financial condition, results of operations, and prospects.

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

Our corporate headquarters are located near Santa Barbara, California, a region known for seismic activity and severe fires, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster, such as a fire, mudslide, flood, or significant power outage. A significant natural disaster could materially adversely affect our business, results of operations, financial condition, and prospects. In addition, climate change could result in an increase in the frequency or severity of natural disasters and cause performance problems with our technology infrastructure and cause business interruption.

Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, or outbreaks of pandemic diseases, including COVID-19, we may be unable to continue our operations and may experience system interruptions and reputational harm. Acts of terrorism and other geo-political unrest, including the ongoing conflict in Ukraine, could also cause disruptions in our business or the business of our customers, partners, vendors, or the economy as a whole. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.

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

Tax authorities may successfully assert that we, including our acquired companies, should have collected, or in the future should collect, sales and use, value added or similar taxes, and we could be subject to substantial liabilities with respect to past or future sales, which could materially adversely affect our business, financial condition, results of operations, and prospects.

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

Our business could be materially adversely affected by future changes to tax laws

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. For example, the 2017 Tax Cuts and JOBS Act (“TCJA”), together with the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) that was enacted March 27, 2020, made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future net operating loss (“NOL”) carryforwards, and allowing for the expensing of certain capital expenditures. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development and the European Commission), have recently proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. Recently, in the United States, Congress and the current administration proposed legislation (which has not yet been enacted) to make various tax law changes, including to increase U.S. taxation of international business operations and impose a global minimum tax. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes that could apply to our business.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, we had $794.5 million of U.S. federal and $509.0 million of state NOL carryforwards available to reduce taxable income that we may have in the future. It is possible that we will not generate taxable income sufficient to use certain of these NOL carryforwards. Under legislative changes made by the TCJA, as modified by the CARES Act, U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the ability to utilize such federal net operating losses to offset taxable income in taxable years beginning after 2020 is limited to 80% of the current-year taxable income. It is uncertain if and to what extent various states will conform to the TCJA. In addition, federal NOL carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code (the “Code”), respectively. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. We performed an analysis to determine whether net operating loss and credit carryover limitations existed under Section 382 as of December 31, 2021, and determined that a portion of the net operating losses and credit carryovers are subject to Section 382 annual limitations. We have determined that we should be able to fully utilize these net operating losses and credit carryovers before they expire, provided we generate sufficient taxable income. However, we may experience additional ownership changes in the future as a result of shifts in our stock ownership after December 31, 2021, some of which may be outside of our control. State NOL carryforwards and other state tax credits may be subject to similar limitations under state tax laws, and there may be periods during which the use of state net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state net operating losses to offset California taxable income in tax years beginning after 2019 and before 2023. If an ownership change occurs and our ability to use our NOL carryforwards and tax credits is limited, or if our ability to utilize NOL carryforwards and certain tax credits is otherwise restricted by law, our business, financial condition, results of operations, and prospects could be materially adversely affected.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile, and you could lose all or part of your investment.

The market price of our common stock is likely to be volatile. The stock market in general, and the market for technology companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In addition, the limited public float of our common stock may tend to increase the volatility of the trading price of our common stock. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for your shares. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, the market price for our common stock may be influenced by the following:

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

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,”

including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Carpinteria, California, where we lease approximately 235,000 square feet of office space pursuant to operating and finance leases that expire between November 2022 and March 2027, with options to renew through March 2037. In addition, we maintain additional offices in the United States in Alameda and San Diego, California; Austin, Texas; New York, New York; Portland, Oregon; Willmar, Minnesota; Overland Park, Kansas; Tampa, Florida; New Orleans, Louisiana, and internationally in Sydney, Australia; Toronto and Vancouver, Canada; Mexico City, Mexico; London, England; Cairo, Egypt; Dublin, Ireland; and Dubai, United Arab Emirates. We believe our facilities are adequate and suitable for our current needs, and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together reasonably be expected to have a material adverse effect on our business, results of operations, financial condition, or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is listed and traded on the New York Stock Exchange under the symbol “PCOR”.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. In addition, our ability to pay dividends is also restricted by the terms of our Credit Facility and may be restricted by any agreements we may enter into in the future.

Holders of Record

As of February 28, 2022, there were 153 registered stockholders of record of our common stock. We believe a substantially greater number of beneficial owners hold shares through brokers, banks or other nominees.

Stock Performance Graph

This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Securities Act.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and the NASDAQ Computer Index. The graph assumes $100 was invested at the market close on May 20, 2021 which was our initial trading day, in our common stock. Data for the S&P 500 Index and the NASDAQ Computer Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
$140
$130
$120
$110
$100
$90
$80
5/20/2021
6/30/2021
9/30/2021
12/31/2021
PCOR
S&P 500
NASDAQ

Unregistered Sales of Equity Securities

From January 1, 2021 to May 20, 2021 (the date of the filing of our registration statement on Form S-8, File No. 333-256312), we issued to certain directors, officers, employees and consultants an aggregate of 1,945,415 shares of our common stock upon the exercise of options under the 2014 Equity Incentive Plan at exercise prices ranging from $0.15 to $30.34 per share.

From January 1, 2021 to May 20, 2021 (the date of the filing of our registration statement on Form S-8, File No. 333-256312), we granted to certain directors, officers, employees and consultants an aggregate of 2,540,901 restricted stock units (“RSUs”) under the 2014 Equity Incentive Plan.

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

Use of Proceeds

On May 24, 2021, we completed our IPO, in which we sold 10,410,000 shares of our common stock at a price to the public of $67.00 per share, including 940,000 shares sold in connection with the full exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-236789), which was declared effective by the SEC on May 19, 2021.

There has been no material change in the planned use of proceeds from the IPO as described in our Final Prospectus dated May 19, 2021 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on May 21, 2021.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. You should review the disclosure under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments. Unless the context requires otherwise, references in this Annual Report on Form 10-K to the “Company”, “Procore,” “we,” “us” and “our” refer to Procore Technologies, Inc. and its consolidated subsidiaries. A discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019 has been reported previously in our final prospectus dated May 19, 2021 filed with the SEC on May 21, 2021 pursuant to Rule 424(b)(4) (File No. 333-236789) of the Securities Act, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

On October 21, 2021, the Company completed the acquisition of all outstanding equity of LaborChart, a labor management solution that facilitates labor scheduling, forecasting, office-to-field communications, certification tracking, data management, and labor analysis. The purchase consideration to acquire LaborChart was $76.2 million, subject to customary adjustments for working capital, transaction expenses, cash, indebtedness, and the determination of any consideration for post-combination services.

On November 2, 2021, the Company completed the acquisition of all outstanding equity of Levelset, a lien rights management company. Levelset also has a materials finance business that offers customers deferred payment terms on their purchases of construction materials. The materials finance business is currently immaterial, but may grow in the future. Pursuant to the merger agreement, the purchase consideration to acquire Levelset was $484.1 million, which consisted of $426.1 million in cash, subject to customary adjustments for working capital, transaction expenses, cash, indebtedness, and the determination of any consideration for post-combination services, and $58.0 million in shares of Procore common stock.

Certain Factors Affecting Our Performance

Acquiring New Customers and Retaining and Expanding Existing Customers’ Use of Our Platform

We are highly focused on continuing to acquire new customers to support our long-term growth. We intend to efficiently drive new customer acquisitions by continuing to invest across our sales and marketing engine to engage our prospective customers, increase brand awareness, and drive adoption of our products and platform. The number of customers on our platform has increased from 8,506 as of December 31, 2019, to 10,166 as of December 31, 2020, to 12,193 as of December 31, 2021, reflecting a consistent year-over-year growth rate of 20% in both 2020 and 2021. All customer counts aforementioned exclude the customers acquired from Levelset, LaborChart, and Esticom, as they are on non-standard legacy contracts. Levelset, LaborChart, and Esticom customers will be included in our customer and ARR metrics when they are renewed onto standard Procore annual contracts. Levelset has more than 3,000 customers as of December 31, 2021. We define ARR at the end of a particular period as the annualized dollar value of our subscriptions from customers as of such period end date. For multi-year subscriptions, ARR at the end of a particular period is measured by using the stated contractual subscription fees as of the period end date on which ARR is measured. For example, if ARR is measured during the first year of a multi-year contract, the first-year subscription fees are used to calculate ARR. ARR at the end of a particular period includes the annualized dollar value of subscriptions for which the term has not ended, and subscriptions for which we are negotiating a subscription renewal. ARR should be viewed independently of revenue and does not represent our GAAP revenue on an annualized basis. ARR is not intended to be a replacement or forecast of revenue.

Our ability to continue to grow our business and serve the broader needs of the construction industry depends on acquiring new customers, customers purchasing new products, renewing and expanding their use of existing products, and maintaining or increasing the price of our existing products.

Continued Technology Innovation and Expansion of Our Platform

We plan to continue to invest in technology innovation and product development to enhance the capabilities of our platform. Additional features and products will also enable customers and collaborators to manage new workflows on our platform and allow us to attract a broader set of stakeholders. We have introduced new products developed in-house and through our acquisitions of Zimfly, Inc., Honest Buildings, Construction BI, LLC, Esticom, LaborChart, and Levelset. We intend to continue to invest in building additional products, financial offerings, features, and functionality that expand our capabilities and facilitate the extension of our platform. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion, such as our recent acquisitions of LaborChart and Levelset in October and November 2021, respectively. The acquisitions closed in the fourth fiscal quarter, and therefore the financial results post-acquisition of LaborChart and Levelset are included in the accompanying financial statements. In addition, we expect that expenses, both in dollars and as a percentage of total revenues, may increase from the current or historical periods. Our future success is dependent on our ability to successfully develop or acquire, market, and sell existing and new products to both new and existing customers.

International Growth

We see international expansion as a major, and largely greenfield, opportunity for growth as we look to capture a larger part of the worldwide construction market. We have started to grow our presence internationally with the opening of sales and marketing offices in Sydney, Australia and Vancouver and Toronto, Canada in 2017, London, England in 2018 and Mexico City, Mexico in 2019. We have also developed focused sales and marketing efforts in Singapore, the United Arab Emirates, France, and Germany in 2021, where we do not yet maintain office locations. As a result of our international efforts, we support multiple languages and currencies. Non-U.S. revenue as a percentage of our total revenue was 14.6% in 2021, 12.2% in 2020, and 11.3% in 2019. We determine the percentage of non-U.S. revenue based on the billing location of each subscription.

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

COVID-19 Update

The ongoing COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. Some local governments temporarily closed construction jobsites or imposed restrictions on construction activity, such as limiting the number of workers allowed on site. Construction teams had to learn to navigate pandemic safety protocols on jobsites and coordinate already complex construction processes with increasingly distributed workforces. Owners had to reconfigure existing buildings to improve safety and consider new distancing requirements in project designs, all amid increased materials and labor costs. We believe that the COVID-19 pandemic has begun to change the way construction stakeholders operate by pushing them to adopt digital solutions that enable distanced, distributed workforces. The impact of the COVID-19 pandemic and its effects on the construction industry continue to evolve, and the impact on our financial condition and results of operations remains uncertain.

Furthermore, the COVID-19 pandemic has spurred changes in the way we work as we move to a more hybrid workforce. We are currently planning for a number of our employees to return to in-person offices in 2022; however, our plans may change if the number of COVID-19 cases rises where our offices are located or if there is an increase in new variants, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners.

The full extent to which the COVID-19 pandemic, including any new variants, may directly or indirectly impact our business, results of operations, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. See the section titled “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business and financial results.

Components of Results of Operations

Revenue

We generate substantially all of our revenue from subscriptions to access our products and related support. Subscriptions are sold for a fixed fee and revenue is recognized ratably over the term of the subscription. Our subscriptions generally have annual or multi-year terms, are typically subject to renewal at the end of the subscription term, and are non-cancelable. To the extent we invoice our customers in advance of revenue recognition, we record deferred revenue. Consequently, a portion of the revenue that we report each period is attributable to the recognition of revenue previously deferred related to subscriptions that we entered into during previous periods.

Cost of Revenue

Cost of revenue primarily consists of customer support personnel-related compensation expenses, including salaries, bonuses, benefits, payroll taxes, and stock-based compensation expense, third-party hosting costs, software license fees, amortization of capitalized software development costs, amortization of acquired technology intangible assets, and allocated overhead. We expect our cost of revenue to increase on an absolute dollar basis as our revenue and acquisition activities increase. We intend to continue to invest additional resources in platform hosting, customer support, and software development as we grow our business and to ensure that our customers are realizing the full benefit of our products. The level and timing of investment in these areas could affect our cost of revenue in the future.

Costs related to the development of internal-use software for new products and major platform enhancements are capitalized until the software is substantially complete and ready for its intended use. Capitalized software development costs are amortized on a straight-line basis over the developed software’s estimated useful life of two years and the amortization is recorded in cost of revenue.

We incurred significant additional cost of revenue expenses starting the second quarter of 2021 as a result of stock-based compensation expense associated with RSUs where the performance condition was satisfied upon the effective date of the registration statement for our IPO. In addition, subsequent to our IPO, we have incurred higher employer payroll taxes related to employee stock transactions. We anticipate additional stock-based compensation expense and employer payroll tax related to employee stock transactions going forward. In addition, we recorded and will continue to record significant amortization of acquired developed technology intangible assets as a result of the recent acquisitions in the fourth quarter of 2021.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. For each of these categories of expense, personnel-related compensation expenses are the most significant component, which include salaries, stock-based compensation, commissions, benefits, payroll taxes, and bonuses. To support the growth of our business, we also increased our headcount in each of these categories both organically and, to a lesser extent, through our acquisitions.

We incurred significant additional operating expenses starting the second quarter of 2021 as a result of stock-based compensation expense associated with RSUs where the performance condition was satisfied upon the effective date of the registration statement for our IPO. In addition, subsequent to our IPO, we have incurred higher employer payroll taxes related to employee stock transactions. We anticipate additional stock-based compensation expense and employer payroll tax related to employee stock transactions going forward.

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

General and Administrative

General and administrative expenses primarily consist of personnel-related compensation expenses for our finance, human resources, executive, information technology, legal, and other administrative functions. Additionally, general and administrative expenses include non-personnel-related expenses, such as professional fees for audit, legal, tax, and other external consulting services, including acquisition-related transaction expenses, costs associated with operating as a public company, including insurance costs, professional services, investor relations, and other compliance costs, property and use taxes, licenses, travel and entertainment costs, and allocated overhead. We expect to increase the size of our general and administrative functions to support the growth of our business, including our international expansion.

Interest Expense, Net

Interest expense, net consists primarily of interest expense associated with our finance leases and undrawn fees associated with our Credit Facility, which is partially offset by interest income from money market funds.

Change in Fair Value of Series I Redeemable Convertible Preferred Stock Warrant Liability

Change in fair value of Series I redeemable convertible preferred stock warrant liability consisted of losses from the remeasurement of the Series I redeemable convertible preferred stock warrant to fair value from issuance in March 2020 to December 2020 when the warrants were exercised.

Other (Expense) Income, Net

Other (expense) income, net primarily consists of gain or loss on foreign currency transactions and miscellaneous other income.

(Benefit from) Provision for Income Taxes

(Benefit from) provision for income taxes consists primarily of income taxes of U.S. state franchise taxes and certain foreign jurisdictions in which we conduct business, net of the release of valuation allowance as a result of deferred tax liabilities from acquisitions that are an available source of income to realize our deferred tax assets. As we expand our international operations, we expect to incur increased foreign tax expenses. We have a full valuation allowance for net U.S. and U.K. deferred tax assets. The U.S. valuation allowance includes NOL carryforwards, and tax credits related primarily to research and development for our operations in the United States. The U.K. valuation allowance is primarily comprised of NOL carryforwards. We expect to maintain this full valuation allowance for our net U.S. and U.K. deferred tax assets for the foreseeable future.

Results of Operations

The following tables set forth our consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated. Certain percentages below may not sum due to rounding.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenue	$514,821	$400,291	$289,194
Cost of revenue (1)(2)(3)(4)(5)	98,312	71,663	53,166
Gross profit	416,509	328,628	236,028
Operating expenses:
Sales and marketing (1)(2)(3)(4)(5)	308,511	189,032	173,472
Research and development (1)(2)(3)(4)(5)	237,290	124,661	87,022
General and administrative (1)(3)(4)(5)	156,635	73,465	58,158
Total operating expenses	702,436	387,158	318,652
Loss from operations	(285,927)	(58,530)	(82,624)
Interest expense, net	(2,153)	(2,060)	(930)
Change in fair value of Series I redeemable convertible preferred stock warrant liability	-	(36,990)	-
Other (expense) income, net	(843)	420	518
Loss before (benefit from) provision for income taxes	(288,923)	(97,160)	(83,036)
(Benefit from) provision for income taxes	(23,758)	(993)	71
Net loss	$(265,165)	$(96,167)	$(83,107)

	Year Ended December 31,
	2021	2020	2019
	(as a percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue (1)(2)(3)(4)(5)	19%	18%	18%
Gross profit	81%	82%	82%
Operating expenses:
Sales and marketing (1)(2)(3)(4)(5)	60%	47%	60%
Research and development (1)(2)(3)(4)(5)	46%	31%	30%
General and administrative (1)(3)(4)(5)	30%	18%	20%
Total operating expenses	136%	97%	110%
Loss from operations	(56%)	(15%)	(29%)
Interest expense, net	(0%)	(1%)	(0%)
Change in fair value of Series I redeemable convertible preferred stock warrant liability	0%	(9%)	0%
Other (expense) income, net	(0%)	0%	0%
Loss before (benefit from) provision for income taxes	(56%)	(24%)	(29%)
(Benefit from) provision for income taxes	(5%)	(0%)	0%
Net loss	(52%)	(24%)	(29%)

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$8,094	$1,722	$1,095
Sales and marketing	68,755	13,385	7,463
Research and development	85,040	12,930	6,584
General and administrative	65,272	15,923	4,096
Total stock-based compensation expense	$227,161	$43,960	$19,238

(2)	Includes amortization of acquired intangible assets as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$7,522	$3,315	$1,643
Sales and marketing	3,600	1,728	728
Research and development	2,674	721	-
Total amortization of acquired intangible assets	$13,796	$5,764	$2,371

(3)	Includes employer payroll tax on employee stock transactions as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$457	$7	$7
Sales and marketing	2,325	205	71
Research and development	2,606	88	16
General and administrative	1,127	272	18
Total employer payroll tax on employee stock transactions	$6,515	$572	$112

(4)	Includes acquisition-related expenses as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$2	$-	$-
Sales and marketing	488	-	-
Research and development	1,348	-	-
General and administrative	7,442	792	1,218
Total acquisition-related expenses	$9,280	$792	$1,218

(5)	Includes restructuring-related charges as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$-	$127	$-
Sales and marketing	-	1,824	-
Research and development	-	1,681	-
General and administrative	-	801	-
Total restructuring-related charges	$-	$4,433	$-

Comparison of the Years Ended December 31, 2021 and 2020

Revenue

	Year Ended December 31,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Revenue	$514,821	$400,291	$114,530	29%

In 2021, our revenue increased by $114.5 million, or 29%, compared to 2020, which is primarily due to expansion within our existing customers and revenue from new customers added during the year. The acquisition of Levelset in November 2021 contributed $4.2 million in revenue in 2021. Revenue from our other acquisitions in 2021 was not material. The increase in revenue from existing customers includes the net benefit of a full year of subscription revenue in 2021 from customers that were new in 2020 and continued their subscriptions in 2021, and customers that expanded their subscriptions in 2021 through the purchase of additional construction volume or products, as well as price increases.

Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Cost of revenue	$98,312	$71,663	$26,649	37%
Gross profit	416,509	328,628	87,881	27%
Gross margin	81%	82%

The increase in cost of revenue in 2021 was primarily attributable to an increase of $14.1 million in personnel-related expenses, including an increase of $6.4 million in stock-based compensation expense and $5.5 million in salaries and wages driven by headcount and merit increases. Stock-based compensation expense increased primarily due to RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO. The increase in cost of revenue was also attributable to a $4.5 million increase in third-party cloud hosting and related services as we grow our customer base, a $4.2 million increase in amortization of acquired developed technology intangible assets related to recent acquisitions, and a $1.5 million increase in amortization of capitalized software. We increased our cost of revenue headcount by 44% since December 31, 2020 in order to support the growth of our business.

Operating Expenses

	Year Ended December 31,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Sales and marketing	$308,511	$189,032	$119,479	63%

The increase in sales and marketing expenses during 2021 was primarily attributable to an increase of $92.0 million in personnel-related expenses, including an increase of $55.4 million in stock-based compensation expense, a $23.1 million increase in salaries and wages driven by headcount and merit increases, and a $2.1 million increase in employer payroll tax related to employee stock transactions. Stock-based compensation expense increased primarily due to RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO. The increase in sales and marketing expenses was also attributable to a $9.6 million increase in professional fees primarily for contractors to supplement our staff levels, a $9.1 million increase in marketing events and expenses, a $2.0 million increase in travel-related costs, and a $1.9 million increase in amortization of acquired customer relationship intangible assets related to recent acquisitions. We increased our sales and marketing headcount by 47% since December 31, 2020 in order to continue to drive customer growth.

	Year Ended December 31,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Research and development	$237,290	$124,661	$112,629	90%

The increase in research and development expenses during 2021 was primarily attributable to an increase of $102.0 million in personnel-related expenses, including an increase of $72.1 million in stock-based compensation expense, a $25.3 million increase in salaries and wages driven by headcount and merit increases, and a $2.5 million increase in employer payroll tax related to employee stock transactions. Stock-based compensation expense increased primarily due to RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO. The increase in research and development expenses was also attributable to a $5.5 million increase in professional fees primarily for contractors to supplement our staff levels, and a $2.0 million increase in amortization of acquired developed technology intangible assets. We increased our research and development headcount by 60% since December 31, 2020 in order to continue to build, enhance, maintain, and scale our products and platform.

	Year Ended December 31,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
General and administrative	$156,635	$73,465	$83,170	113%

The increase in general and administrative expenses during 2021 was primarily due to an increase of $61.1 million in personnel-related expenses, including an increase of $49.3 million in stock-based compensation expense and an $8.9 million increase in salaries and wages driven by headcount and merit increases. Stock-based compensation expense increased primarily due to RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO. The increase in general and administrative expenses was also attributable to a $10.2 million increase in non-acquisition related professional fees primarily for contractors and consultants to supplement our staff levels, a $6.7 million increase in acquisition-related expenses primarily as a result of acquisitions in the fourth quarter of 2021, a $3.1 million increase in insurance related costs associated with operating as a public company, and a $1.6 million increase in travel-related costs. We increased our general and administrative headcount by 48% since December 31, 2020 in order to continue to support the growth of our business.

Interest Expense, Net, Change in Fair Value of Series I Redeemable Convertible Preferred Stock Warrant Liability, Other (Expense) Income, Net, and Benefit from Income Taxes

	Year Ended December 31,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Interest expense, net	$2,153	$2,060	$93	5%
Change in fair value of Series I redeemable convertible preferred stock warrant liability	-	36,990	(36,990)	*
Other (expense) income, net	(843)	420	(1,263)	*
Benefit from income taxes	(23,758)	(993)	(22,765)	*

* Percentage not meaningful

In 2020, we recognized an expense of $37.0 million related to an increase in the fair value of warrants to purchase Series I redeemable convertible preferred stock which were remeasured to fair value each period. The warrants were exercised in December 2020, at which time remeasurement ceased. The loss recognized was primarily due to the increase in the fair value of the Series I redeemable convertible preferred stock from the issuance date through December 2020.

The change in other (expense) income, net during 2021 was primarily due to foreign currency losses related to changes in Australian and Canadian dollar exchange rates.

The change in benefit from income taxes during 2021 was primarily due to income tax benefits related to the release of a portion of our valuation allowance as a result of deferred tax liabilities recorded related to the acquisitions of Levelset and LaborChart that are available sources of income to realize our deferred tax assets.

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

Non-GAAP Gross Profit, Non-GAAP Gross Margin, Non-GAAP Operating Expenses, Non-GAAP Loss from Operations, and Non-GAAP Operating Margin

We define these non-GAAP financial measures as the respective GAAP measures, excluding stock-based compensation expense, amortization of acquired intangible assets, employer payroll tax related to employee stock transactions, acquisition-related expenses, and restructuring-related charges. We excluded acquisition-related expenses for the first time during 2021 and have retrospectively adjusted comparable periods. Acquisition-related expenses include external and incremental transaction costs, such as legal and due diligence costs, and retention payments. These expenses are unpredictable, and generally would not have otherwise been incurred in the periods presented as part of our continuing operations. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related expenses, may not be indicative of such future costs. We believe excluding acquisition-related expenses facilitates the comparison of our financial results to the Company’s historical operating results and to other companies in our industry. Restructuring-related charges are the result of the Company streamlining our organization in 2020 to better align with our strategic goals and future scale. Refer to Note 17 in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K regarding the 2020 restructuring event.

The following tables present reconciliations of our GAAP financial measures to our non-GAAP financial measures as of the periods presented:

Reconciliation of gross profit and gross margin to non-GAAP gross profit and non-GAAP gross margin:

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Revenue	$514,821	$400,291	$289,194
Gross profit	416,509	328,628	236,028
Stock-based compensation expense	8,094	1,722	1,095
Amortization of acquired intangible assets	7,522	3,315	1,643
Employer payroll tax on employee stock transactions	457	7	7
Acquisition-related expenses	2	-	-
Restructuring-related charges	-	127	-
Non-GAAP gross profit	$432,584	$333,799	$238,773
Gross margin	81%	82%	82%
Non-GAAP gross margin	84%	83%	83%

Reconciliation of operating expenses to non-GAAP operating expenses:

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Revenue	$514,821	$400,291	$289,194
GAAP sales and marketing	308,511	189,032	173,472
Stock-based compensation expense	(68,755)	(13,385)	(7,463)
Amortization of acquired intangible assets	(3,600)	(1,728)	(728)
Employer payroll tax on employee stock transactions	(2,325)	(205)	(71)
Acquisition-related expenses	(488)	-	-
Restructuring-related charges	-	(1,824)	-
Non-GAAP sales and marketing	$233,343	$171,890	$165,210
GAAP sales and marketing as a percentage of revenue	60%	47%	60%
Non-GAAP sales and marketing as a percentage of revenue	45%	43%	57%

GAAP research and development	237,290	124,661	87,022
Stock-based compensation expense	(85,040)	(12,930)	(6,584)
Amortization of acquired intangible assets	(2,674)	(721)	-
Employer payroll tax on employee stock transactions	(2,606)	(88)	(16)
Acquisition-related expenses	(1,348)	-	-
Restructuring-related charges	-	(1,681)	-
Non-GAAP research and development	$145,622	$109,241	$80,422
GAAP research and development as a percentage of revenue	46%	31%	30%
Non-GAAP research and development as a percentage of revenue	28%	27%	28%

GAAP general and administrative	156,635	73,465	58,158
Stock-based compensation expense	(65,272)	(15,923)	(4,096)
Employer payroll tax on employee stock transactions	(1,127)	(272)	(18)
Acquisition-related expenses	(7,442)	(792)	(1,218)
Restructuring-related charges	-	(801)	-
Non-GAAP general and administrative	$82,794	$55,677	$52,826
GAAP general and administrative as a percentage of revenue	30%	18%	20%
Non-GAAP general and administrative as a percentage of revenue	16%	14%	18%

Reconciliation of loss from operations and operating margin to non-GAAP loss from operations and non-GAAP operating margin:

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Revenue	$514,821	$400,291	$289,194
Loss from operations	(285,927)	(58,530)	(82,624)
Stock-based compensation expense	227,161	43,960	19,238
Amortization of acquired intangible assets	13,796	5,764	2,371
Employer payroll tax on employee stock transactions	6,515	572	112
Acquisition-related expenses	9,280	792	1,218
Restructuring-related charges	-	4,433	-
Non-GAAP loss from operations	$(29,175)	$(3,009)	$(59,685)
Operating margin	(56%)	(15%)	(29%)
Non-GAAP operating margin	(6%)	(1%)	(21%)

Liquidity and Capital Resources

Historically, we financed our operations principally through private placements of our equity securities. In May 2021, we received $665.1 million in net proceeds from our IPO.

As of December 31, 2021, our principal sources of liquidity are cash and cash equivalents of $589.2 million, which were held in checking accounts, savings accounts, and highly liquid money market funds. A portion of the cash and cash equivalents were used to complete the acquisitions of LaborChart and Levelset during the fourth quarter of 2021, and Indus.ai, Inc. (“Indus”) in the second quarter of 2021. The preliminary purchase consideration to acquire Levelset was $484.1 million, of which $426.1 million was paid in cash on the acquisition date of November 2, 2021. The preliminary purchase consideration to acquire LaborChart was $76.2 million, all of which was paid in cash on the acquisition date of October 21, 2021. The purchase consideration to acquire Indus was $24.3 million, of which $20.3 million was paid in cash on the acquisition date of May 3, 2021.

We also have our Credit Facility that may be used for general corporate purposes and is available until the Credit Facility’s maturity on May 7, 2022. As of December 31, 2021, $75.0 million, less $6.5 million in outstanding letters of credit, was available to be drawn under the Credit Facility.

Levelset also has a materials finance business that finances customers’ purchases of construction materials and offers customers deferred payment terms. The materials finance business is currently immaterial, but is expected to grow in the future, which may impact our liquidity.

In the next 12 months, we have contractual commitments consisting of operating lease obligations of $12.9 million, finance lease obligations of $3.7 million, and non-cancelable purchase commitments of $19.8 million, as disclosed in Note 4 and Note 10 of the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We believe our existing cash and cash equivalents will be sufficient to meet our needs for at least the next 12 months. While we have generated positive cash flows from operations in recent years, we have generated losses from operations in the past as reflected in our accumulated deficit of $662.2 million as of December 31, 2021. We may not achieve profitability in the foreseeable future due to the investments we intend to make and may require additional capital resources to execute strategic initiatives to grow our business.

This assessment is a forward-looking statement and involves risks and uncertainties. Beyond the next 12 months, we have contractual commitments that we are reasonably likely to incur consisting of operating lease obligations of $46.8 million, finance lease obligations of $64.0 million, and non-cancelable purchase commitments of $21.8 million, as disclosed in Note 4 and Note 10 of the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our additional future capital requirements will depend on many factors, including our revenue growth rate, new customer acquisition and subscription renewal activity, timing of billing activities, our ability to integrate the companies or technologies we acquire and realize strategic and financial benefits from our investments and acquisitions, the timing and extent of spending to support further sales and marketing and research and development efforts, general and administrative expenses to support our growth, including international expansion, and the ongoing impact of the COVID-19 pandemic. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing to fund these activities. If we are unable to raise additional capital when desired, or on acceptable terms, our business, results of operations, and financial condition could be materially adversely affected.

Further, as of December 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$36,730	$21,853	$(7,004)
Net cash used in investing activities	(541,768)	(33,511)	(66,685)
Net cash provided by financing activities	711,826	272,117	92,757

Operating Activities

Our largest source of cash from operating activities is collections from the sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting and software license expenses, and overhead.

Net cash provided by operating activities was $36.7 million in 2021 which resulted from a net loss of $265.2 million, adjusted for non-cash charges of $247.9 million and a net cash inflow of $54.0 million from changes in operating expenses and liabilities. The $54.0 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:

•	a $78.7 million increase in deferred revenue primarily due to the growth of our business and timing of billings;
•

a $38.2 million increase in accrued expenses and other liabilities primarily due to timing of payroll and cash payments to our vendors, and accrued employee stock purchase plan (“ESPP”) contributions; and

•	a $4.0 million increase in accounts payable primarily due to timing of cash payments to our vendors.

These changes in our operating assets and liabilities were partially offset by the following:

•	a $34.2 million increase in accounts receivable primarily due to timing of billings and cash receipts from customers;
•

a $16.7 million increase in prepaid expenses and other assets primarily due to cash retention payments made to certain Levelset employees at the close of the acquisition which are subject to vest based on future service, further described in Note 5 of our audited consolidated financial statements, and timing of cash payments to our vendors;

•	a $10.2 million increase in deferred contract cost assets related to commissions as a result of additional customer contracts closed during the period; and
•	a $5.7 million decrease in operating lease liabilities related to lease payments.

Net cash provided by operating activities was $21.9 million in 2020, which resulted from a net loss of $96.2 million, adjusted for non-cash charges of $114.9 million and net cash inflow of $3.1 million from changes in operating assets and liabilities. The $3.1 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:

•	a $41.8 million increase in deferred revenue primarily due to the growth of our business and timing of billings.

These changes in our operating assets and liabilities were partially offset by the following:

•	a $19.6 million increase in accounts receivable primarily due to timing of billings and cash receipts from customers;
•	a $6.2 million decrease in operating lease liabilities related to lease payments;
•	a $6.2 million increase in prepaid expenses and other assets primarily due to timing of cash payments to our vendors; and
•	a $5.4 million decrease in accrued expenses and other liabilities primarily due to timing of cash payments to our vendors and timing of payroll.

Investing Activities

Net cash used in investing activities of $541.8 million in 2021 consisted of the acquisitions of Levelset, LaborChart and Indus, net of cash acquired, of $509.8 million, capitalized software development costs of $15.2 million, purchases of property, plant, and equipment of $12.4 million, and strategic investments of $4.3 million.

Net cash used in investing activities of $33.5 million in 2020 consisted of the acquisition of Esticom and Avata Intelligence Inc. (“Avata”), net of cash acquired, of $14.5 million, capitalized software development costs of $11.8 million, and purchases of property and equipment of $7.2 million primarily related to improvements to our leased office spaces and computer equipment purchases.

Financing Activities

Net cash provided by financing activities was $711.8 million in 2021, which primarily consisted of $665.1 million in net proceeds from our IPO, $43.1 million in proceeds from stock option exercises, and $9.5 million in proceeds from ESPP partially offset by $3.9 million in payments of deferred offering costs and $1.5 million in payments on our finance lease obligations.

Net cash provided by financing activities of $272.1 million in 2020 primarily consisted of the proceeds of $189.8 million from the issuance of our Series I redeemable convertible preferred stock and preferred stock warrant, proceeds from the exercise of the Series I redeemable convertible preferred stock warrant of $55.0 million, and proceeds from stock option exercises of $31.2 million, partially offset by payments of offering costs of $2.3 million in connection with the anticipated sale of our common stock.

Credit Facility

Our Credit Facility provides for debt financing of up to $75.0 million to be used for general corporate purposes, including the financing of working capital requirements, and is secured by a blanket lien on the Company’s assets. The Credit Facility has a maturity date of May 7, 2022, and carries a fee of 0.225% applied to unused balances and an interest rate equal to the Wall Street Journal prime rate plus 1.25% applied to all amounts outstanding, with a floor of 3.25%. The Credit Facility contains financial covenants that require us to maintain minimum annual recurring revenue, as defined in the loan and security agreement, and a liquidity ratio, if the Credit Facility is drawn, of at least 1.25 to 1.00. The Credit Facility also contains restrictions on our ability to dispose of our business or property, engage in changes in business, merge with or acquire another business, incur indebtedness, encumber the collateral securing the Credit Facility, pay dividends, make distributions or payments to stockholders or redeem, retire, or repurchase any capital stock, or make any restricted investments. As of December 31, 2021, no amounts had been drawn down under the Credit Facility, and we were in compliance with all covenants.

The Credit Facility also provides us with the ability to issue standby letters of credit for up to $15.0 million, which if issued reduce the amount available for borrowing under the Credit Facility. As of December 31, 2021, we had issued letters of credit totaling $6.5 million to secure various U.S. and Australia leased office facilities. We may need to secure our leases with restricted cash in the future if the Credit Facility is not renewed at maturity.

Remaining Performance Obligations

Our subscriptions typically have a term of one to three years. The transaction price allocated to remaining performance obligations under our subscriptions represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancelable subscriptions that will be invoiced and recognized as revenue in future periods. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $602.6 million, of which approximately 70% is expected to be recognized as revenue in the next 12 months and substantially all of the remainder between 12 and 36 months thereafter. We expect remaining performance obligations to change from period to period primarily due to the size, timing and duration of new customer contracts and customer renewals. Remaining performance obligations are also impacted by acquisitions

Critical Accounting Policies and Estimates

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

The critical accounting policies and estimates, assumptions, and judgments that we believe have the most significant impact on our audited consolidated financial statements are described below.

Revenue Recognition

We recognize revenue when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration that we expect to receive in exchange for these services.

We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with the customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of the revenue when, or as, we satisfy a performance obligation.

We execute a signed contract with the customer that specifies the services to be provided, the payment amounts and terms, and the period of service, among other terms. The transaction price is determined by the stated fixed fees in the contract, excluding any sales related taxes.

Our subscriptions often include promises to transfer multiple services. Determining whether services are considered distinct performance obligations that should be accounted for separately or together may require judgment. Our subscriptions include access to our products and customer support over the subscription period. Access to the products and customer support represent a series of distinct services as we fulfill our obligation to the customer and the customer receives and consumes the benefits of the products and support over the subscription term. The series of distinct services represents a single performance obligation.

We recognize revenue ratably over the term of the subscription beginning on the date that service is made available to the customer.

Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental and recoverable costs of obtaining a contract with a customer if we expect the benefit of those costs to be one year or longer. We have determined that sales commissions and bonuses paid for new contracts, including certain incremental sales to existing customers, meet the requirements to be capitalized as contract acquisition costs. The contract cost assets are deferred and then recognized on a straight-line basis over the expected period of benefit, which we estimate to be four years, which may exceed the term of the initial contract if commissions expected to be paid upon renewal are not commensurate with that of the original contract. Judgment is required to determine the expected period of benefit, which is based on estimates of customer lives and product technology life.

Business Combinations

We account for business combinations using the acquisition method of accounting. We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Accounting for business combinations requires us to make estimates primarily relating to the valuation of intangible assets. Intangible assets consist primarily of acquired developed technology and acquired customer relationships. Valuations of acquired intangible assets require us to make judgments about the selection of valuation methodologies and also significant estimates and assumptions, including, but not limited to, (1) the estimated level of effort and related costs of reproducing or replacing the assets acquired, (2) future expected cash flows from using the acquired customer relationships and technology, including future expected revenue, the rate of customer non-renewals of subscriptions, and operating expenses to deliver such expected revenue, (3) discount rates, (4) estimated royalty rate specifically used to value the acquired technology, and (5) selection of comparable companies. Fair value estimates are based on the assumptions management believes a market participant would use in valuing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

Stock-Based Compensation

Stock-based compensation expense related to stock awards is recognized based on the fair value of the awards granted. The fair value of RSUs and restricted stock awards (“RSAs”) is based on the estimated fair value of our common stock on the grant date. The fair value of each option award and ESPP purchase right is estimated on the grant date using the Black-Scholes option pricing model. The primary input in determining the fair value of the stock- based awards is the value of our common stock. Prior to becoming publicly traded, the valuation of our common stock required estimates which involve inherent uncertainties and the application of management’s judgment, as described below. The determination of the grant date fair value using the Black-Scholes option-pricing model is affected by the estimated fair value of our common stock as well as volatility, expected term, dividend yield, and risk-free rate. These assumptions represent management’s best estimates and if different assumptions had been used, our stock-based compensation expense could have been materially different.

For awards that vest solely based on continued service, the grant date fair value is recognized as compensation expense on a straight-line basis over the requisite service period of the awards, which is generally four years. For awards that contain both performance and service vesting conditions, the grant date fair value is recognized as compensation expense using a graded vesting attribution model. No expense is recognized for awards with performance conditions until that condition is probable of being met. We account for forfeitures as they occur instead of estimating the number of awards expected to be forfeited.

Prior to our IPO, we had granted RSUs to certain employees and non-employee consultants that contained both liquidity- and service-based vesting conditions. Upon the effective date of the registration statement for our IPO in May 2021, the liquidity-based condition for all RSUs granted was satisfied and we recognized a cumulative catch-up stock-based compensation adjustment of $115.3 million in our consolidated statement of operations and comprehensive loss for the portion of the service period satisfied from the grant date through the effective date of the registration statement. All RSUs granted subsequent to the IPO vest based on continued service, which is generally over four years. As of December 31, 2021, the total unrecognized stock-based compensation cost for all RSUs outstanding at that date was $281.0 million, which is expected to be recognized over a weighted-average vesting period of 2.0 years.

As of December 31, 2021, the total unrecognized stock-based compensation cost for unvested stock options was $12.2 million, which is expected to be recognized over a weighted-average period of 1.1 years.

We issued RSAs to certain employees in connection with the acquisition of Honest Buildings in July 2019. The fair value of the RSAs was based on the fair value of the underlying stock issued. These shares were released from restriction 50% on the first anniversary and 50% on the second anniversary of the acquisition date based on the continued service of the key employees. As of December 31, 2021, all of the RSAs have vested. During 2021 and 2020, we recognized stock-based compensation expense of $1.6 million and $2.7 million, respectively, relating to these RSAs.

We issued 199,670 RSAs to certain Levelset employees in connection with the acquisition of Levelset in November 2021 that vest based on their continued service over a two-year period. The fair value of the RSAs issued was $95.05 per share which was the closing trading stock price of our common stock on the acquisition date. These shares are released from restriction quarterly over a two-year period assuming the continued service of the employees. As of December 31, 2021, no shares have vested. During 2021, we recognized stock-based compensation expense of $1.6 million relating to these shares.

We issued 166,370 shares of common stock in connection with the ESPP in November 2021. Employee payroll contributions used to purchase these shares were reclassified to stockholders’ equity on the purchase date. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period. During 2021, we recognized stock-based compensation expense of $8.5 million relating to the ESPP.

Common Stock Valuations

Subsequent to the completion of our IPO in May 2021, the fair value of our common stock is determined based on the trading price of our common stock. Prior to the IPO, given our common stock was not publicly traded, our board of directors exercised significant judgment in determining the fair value of our common stock with input from management, based on several objective and subjective factors. Factors considered by our board of directors include:

•	our historical performance, financial condition, and prospects at the approximate time of grant of stock awards;
•	the value of companies that we considered peers based on several factors, including similarity to us with respect to industry, business model, profitability, stage of growth, and financial risk;
•	recent sales of our redeemable convertible preferred stock and private stock sale transactions;
•	the economic and competitive environment, including the industry in which we operate;
•	the rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of our common stock;
•	the likelihood of achieving a liquidity event, such as an IPO or sale of all or a portion of the company;
•	the lack of an active market for our common stock; and
•	third-party valuations completed near the time of the grant.

Since our inception, we have prepared valuations in a manner consistent with the method outlined in the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately- Held-Company Equity Securities Issued as Compensation.

For each valuation performed since 2016, we estimated the valuation of our common stock based on values implied by recent transactions in our stock in close proximity to the valuation date, if any, and based on a Probability Weighted Expected Return Method (“PWERM”) valuation model. The valuations for each of these methods closely reconciled to each other.

In estimating the valuation of our common stock using the PWERM, we calculated our equity value considering various exit scenarios including IPO and sale transactions, and staying private.

Our equity value in an IPO scenario was determined using the Guideline Public Company Method. Under the Guideline Public Company Method we analyzed the equity value compared to trailing and forecast revenues multiples of our Guideline Public Companies in the software and technology industry and then applied those multiples to our 12 months trailing and projected revenue, as of the estimated liquidity, or exit, date.

Our equity value in the sale transactions scenario was determined using the Recent Transaction Method. Under the Recent Transaction Method, we analyzed trailing and forecasted revenue multiples implied by recent acquisitions of companies similar to our business and then applied those multiples to our 12 months trailing and projected revenue, as of the estimated liquidity, or exit, date. Judgment is required on the selection of comparable companies, transactions, and the selection of the multiples. The selection of the multiples included judgments of our relative growth prospects, margin, and risks compared to the guideline companies. In addition, we are required to estimate our forecast revenues at the time of the exit event. We allocated the overall equity value implied by each of these scenarios to our common stock to estimate a per share value of our common stock.

The fair value of our common stock in a stay private scenario was determined using an income approach and market approach. Under the income approach, we forecast discrete cash flows over several years and a terminal value for a residual period beyond the discrete forecast period, which we discount at our estimated weighted-average cost of capital to estimate our enterprise value. Under the market approach, we estimated revenue multiples based on comparable guideline companies and applied these revenue multiples to our trailing 12 months and forecasted revenue. Judgment is required in estimating our future cash flows, discount rates, comparable companies, and multiples. We allocated the equity value implied by these valuation models in the private company scenario to our common stock using an option pricing model.

Each of the above valuations was prepared on a minority, non-marketable interest basis.

After determining a per share equity value for each scenario, we discounted the per share value for the estimated timing of the exit and then assigned a probability to each scenario to determine a probability weighted per share value of our common stock. Lastly, we applied a discount for lack of marketability as our stock is not publicly traded. Judgment is required on estimating the timing and exit event probabilities and discount for lack of marketability.

JOBS Act Accounting Election

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

Recent Accounting Pronouncements

See “Summary of Business and Significant Accounting Policies” in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency and Exchange Risk

The vast majority of our cash generated from revenue is denominated in U.S. dollars, with a small amount denominated in Australian dollars, Canadian dollars, Great British pounds, and Euros. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, Australia, Canada, England, Mexico, and Egypt. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements during any of the periods presented. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Interest Rate Risk

We had cash, cash equivalents, and restricted cash of $589.2 million as of December 31, 2021. Cash, cash equivalents, and restricted cash consist of checking accounts, savings accounts, and money market funds. The cash and cash equivalents are held for working capital and general corporate purposes. The restricted cash is used as collateral to satisfy certain contractual arrangements related to corporate credit cards. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of December 31, 2021, a hypothetical 10% increase or decrease in interest rates would not have a material effect on the fair market value of our portfolio. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

Inflation Risk

Inflation can have a positive impact on our pricing since increased construction costs may increase construction volume purchased by customers, however supply chain challenges and labor shortages can result in delayed construction project starts, which may negatively impact construction volume purchased. Inflation can also result in higher personnel-related costs. We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Procore Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Procore Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/   PricewaterhouseCoopers LLP

Los Angeles, California

March 4, 2022

We have served as the Company’s auditor since 2015.

Procore Technologies, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except number of shares and par value)	2021	2020
Assets
Current assets
Cash and cash equivalents	$586,108	$379,907
Accounts receivable, net	113,977	77,692
Contract cost asset, current	17,030	13,598
Prepaid expenses and other current assets	35,173	16,772
Total current assets	752,288	487,969
Capitalized software development costs, net	27,062	18,538
Property and equipment, net	36,837	30,252
Right of use assets - finance leases	39,623	42,108
Right of use assets - operating leases	44,052	49,756
Contract cost asset, non-current	25,889	19,454
Intangible assets, net	201,977	33,241
Goodwill	540,922	125,966
Restricted cash, non-current	3,104	3,104
Other assets	18,903	10,379
Total assets	$1,690,657	$820,767
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$15,490	$9,012
Accrued expenses	65,907	28,492
Deferred revenue, current	301,557	213,438
Other current liabilities	20,750	10,768
Total current liabilities	403,704	261,710
Deferred revenue, non-current	4,024	6,373
Finance lease liabilities, non-current	47,344	48,835
Operating lease liabilities, non-current	41,573	46,558
Other liabilities, non-current	4,723	1,919
Total liabilities	501,368	365,395
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock, $0.0001 par value, 0 and 85,734,623 shares authorized at December 31, 2021 and 2020, respectively; 0 and 85,331,278 shares issued and outstanding at December 31, 2021 and 2020, respectively.	-	727,474
Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 100,000,000 and 0 shares authorized at December 31, 2021 and 2020, respectively; 0 shares issued and outstanding at December 31, 2021 and 2020, respectively.	-	-
Common stock, $0.0001 par value, 1,000,000,000 and 138,490,810 shares authorized at December 31, 2021 and 2020, respectively; 134,046,926 and 30,707,113 shares issued and outstanding at December 31, 2021 and 2020, respectively.	13	3
Additional paid-in capital	1,852,071	124,755
Accumulated other comprehensive (loss) income	(583)	187
Accumulated deficit	(662,212)	(397,047)
Total stockholders' equity (deficit)	1,189,289	(272,102)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$1,690,657	$820,767

The accompanying notes are an integral part of these consolidated financial statements.

Procore Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except share and per share amounts)	2021	2020	2019
Revenue	$514,821	$400,291	$289,194
Cost of revenue	98,312	71,663	53,166
Gross profit	416,509	328,628	236,028
Operating expenses
Sales and marketing	308,511	189,032	173,472
Research and development	237,290	124,661	87,022
General and administrative	156,635	73,465	58,158
Total operating expenses	702,436	387,158	318,652
Loss from operations	(285,927)	(58,530)	(82,624)
Interest expense, net	(2,153)	(2,060)	(930)
Change in fair value of Series I redeemable convertible convertible preferred stock warrant liability	-	(36,990)	-
Other (expense) income, net	(843)	420	518
Loss before (benefit from) provision for income taxes	(288,923)	(97,160)	(83,036)
(Benefit from) provision for income taxes	(23,758)	(993)	71
Net loss	$(265,165)	$(96,167)	$(83,107)
Less: Recognition of beneficial conversion feature on preferred stock as a deemed dividend	-	(3,024)	-
Net loss attributable to common stockholders	$(265,165)	$(99,191)	$(83,107)
Net loss per share attributable to common stockholders, basic and diluted	$(2.86)	$(3.56)	$(3.41)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	92,673,453	27,895,546	24,361,173
Total comprehensive loss
Net loss	$(265,165)	$(96,167)	$(83,107)
Foreign currency translation adjustment	(770)	167	100
Comprehensive loss	$(265,935)	$(96,000)	$(83,007)

The accompanying notes are an integral part of these consolidated financial statements.

Procore Technologies, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Redeemable					Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity (Deficit)
Balances as of December 31, 2018	73,999,921	$254,172	21,243,625	$2	$18,109	$(80)	$(217,717)	$(199,686)
Exercise of stock options	-	-	2,771,067	1	6,687	-	-	6,688
Stock-based compensation	-	1,164	-	-	19,327	-	-	19,327
Conversion of redeemable convertible preferred stock to common stock	(1,379,390)	(249)	1,379,390	-	249	-	-	249
Adjustment to Series H issuance costs	-	23		-	-	-	-	-
Issuance of Series H-1 redeemable convertible preferred stock	3,865,667	97,913	-	-	-	-	-	-
Options granted for business combination attributed to pre-combination services	-	-	-	-	2,671	-	-	2,671
Issuance of Series I redeemable convertible preferred stock for cash, net of issuance costs of $126	2,376,837	89,874	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	100	-	100
Net loss	-	-	-	-	-	-	(83,107)	(83,107)
Balances as of December 31, 2019	78,863,035	$442,897	25,394,082	$3	$47,043	$20	$(300,824)	$(253,758)
Cumulative-effect of accounting change due to adoption of ASU 2016-13	-	-	-	-	-	-	(56)	(56)
Exercise of stock options	-	-	5,214,282	-	32,040	-	-	32,040
Stock-based compensation	-	2,748	-	-	41,787	-	-	41,787
Issuance of Series I redeemable convertible preferred stock for cash, net of issuance costs of $83	5,015,734	177,916	-	-	-	-	-	-
Issuance of common stock for business combination	-	-	96,749	-	3,885	-	-	3,885
Issuance of Series I redeemable convertible preferred stock upon exercise of Series I redeemable convertible preferred stock warrant	1,452,513	103,913	-	-	-	-	-	-
Cancelation of Series H-1 redeemable convertible preferred stock held in escrow for business acquisition	(4)	-	-	-	-	-	-	-
Beneficial conversion feature on Series I redeemable convertible preferred stock	-	(3,024)	-	-	3,024	-	-	3,024
Recognition of beneficial conversion feature as a deemed dividend	-	3,024	-	-	(3,024)	-	-	(3,024)
Vesting of restricted stock units	-	-	2,000	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	167	-	167
Net loss	-	-	-	-	-	-	(96,167)	(96,167)
Balances as of December 31, 2020	85,331,278	$727,474	30,707,113	$3	$124,755	$187	$(397,047)	$(272,102)
Exercise of stock options	-	-	4,083,461	-	42,321	-	-	42,321
Stock-based compensation	-	901	-	-	231,507	-	-	231,507
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(85,331,278)	(728,375)	85,331,278	9	728,366	-	-	728,375
Issuance of common stock upon initial public offering, net of underwriting discounts and offering costs	-	-	10,410,000	1	657,634	-	-	657,635
Issuance of common stock, net of common stock withheld for tax liability upon settlement of restricted stock units	-	-	2,538,535	-	(15)	-	-	(15)
Issuance of common stock for employee stock purchase plan	-	-	166,370	-	9,475	-	-	9,475
Issuance of common stock for business combination	-	-	610,499	-	58,028	-	-	58,028
Issuance of restricted stock awards	-	-	199,670	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	(770)	-	(770)
Net loss	-	-	-	-	-	-	(265,165)	(265,165)
Balances as of December 31, 2021	-	$-	134,046,926	$13	$1,852,071	$(583)	$(662,212)	$1,189,289

The accompanying notes are an integral part of these consolidated financial statements.

Procore Technologies, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2021	2020	2019
Operating activities
Net loss	$(265,165)	$(96,167)	$(83,107)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock-based compensation	227,161	43,960	19,238
Depreciation and amortization	36,376	25,994	14,881
Change in fair value of Series I redeemable convertible preferred stock warrant liability	-	36,990	-
Abandonment of long-lived assets	554	3,505	502
Noncash operating lease expense	7,569	6,578	4,457
Unrealized foreign currency loss (gain), net	685	(832)	182
Deferred income taxes	(24,493)	(1,311)	(42)
Changes in operating assets and liabilities, net of effect of business combinations
Accounts receivable	(34,157)	(19,570)	(19,609)
Deferred contract cost assets	(10,157)	(2,023)	(7,427)
Prepaid expenses and other assets	(16,741)	(6,183)	(6,663)
Accounts payable	3,954	724	805
Accrued expenses and other liabilities	38,176	(5,433)	12,376
Deferred revenue	78,671	41,810	61,622
Operating lease liabilities	(5,703)	(6,189)	(4,219)
Net cash flow provided by (used in) operating activities	36,730	21,853	(7,004)
Investing activities
Purchases of property and equipment	(12,383)	(7,202)	(13,054)
Capitalized software development costs	(15,248)	(11,764)	(14,936)
Strategic investments	(4,300)	-	-
Acquisition of businesses, net of cash acquired	(509,837)	(14,545)	(38,695)
Net cash flow used in investing activities	(541,768)	(33,511)	(66,685)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	-	177,916	90,000
Proceeds from issuance of Series I redeemable convertible preferred stock warrant	-	11,923	-
Proceeds from initial public offering	665,129	-	-
Proceeds from stock option exercises	43,086	31,176	6,688
Proceeds from exercise of Series I redeemable convertible preferred stock warrant	-	55,000	-
Payment of debt issuance costs	-	(93)	-
Proceeds from employee stock purchase plan	9,475	-	-
Payments of deferred offering costs	(3,880)	(2,300)	(1,044)
Payment of deferred business acquisition consideration	(475)	(165)	(1,761)
Principal payments under finance lease agreements, net of proceeds from lease incentives	(1,509)	(1,340)	(1,126)
Net cash flows provided by financing activities	711,826	272,117	92,757
Net increase in cash, cash equivalents and restricted cash	206,788	260,459	19,068
Effect of exchange rate changes on cash	(829)	966	(61)
Cash, cash equivalents and restricted cash, beginning of period	383,253	121,828	102,821
Cash, cash equivalents and restricted cash, end of period	$589,212	$383,253	$121,828

The accompanying notes are an integral part of these consolidated financial statements.

Procore Technologies, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2021	2020	2019
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$586,108	$379,907	$118,452
Restricted cash, current at end of period included in prepaid expenses and other current assets	-	242	-
Restricted cash, non-current at end of period	3,104	3,104	3,376
Total cash, cash equivalents and restricted cash at end of period shown in the consolidated statements of cash flows	$589,212	$383,253	$121,828
Supplemental disclosure of cash flow information
Cash paid for interest other than finance leases	$186	$150	$149
Cash paid for income taxes, net of refunds received	419	32	310
Cash received for lease incentives	1,490	1,117	201
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	2,076	2,131	2,177
Operating cash flows from operating leases	8,346	8,613	5,440
Financing cash flows from finance leases	1,710	1,542	1,327
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses at year end	2,758	1,091	1,693
Capitalized software development costs included in accounts payable and accrued expenses at year end	1,287	168	788
Deferred offering costs included in accounts payable and accrued expenses at year end	270	1,636	1,719
Costs associated with the issuance of redeemable convertible preferred stock included in accrued expenses at year end	-	-	126
Indemnity holdback consideration associated with business combinations included in other current liabilities at year end	4,050	475	165
Stock-based compensation capitalized for software development	5,247	575	1,253
Conversion of redeemable convertible preferred stock to common stock	728,375	-	249
Issuance of redeemable convertible preferred stock as consideration in a business combination	-	-	97,913
Issuance of common stock as consideration in business combinations	58,028	3,885	-
Options granted for business combination attributed to pre-combination services	-	-	2,671
Right of use assets obtained in exchange for operating lease liabilities	1,857	22,063	17,081
Noncash net change due to operating lease remeasurement	9	(1,592)	-

The accompanying notes are an integral part of these consolidated financial statements.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Initial Public Offering

The Company’s registration statement on Form S-1 related to its initial public offering (“IPO”) was declared effective on May 19, 2021, and the Company’s common stock began trading on the New York Stock Exchange (the “NYSE”) on May 20, 2021. On May 24, 2021, the Company completed its IPO, in which it issued and sold 10,410,000 shares of common stock at a price of $67.00 per share, including 940,000 shares of common stock pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The Company received $665.1 million in net proceeds, after deducting underwriting discounts and commissions of $32.3 million and before other offering costs of $7.5 million. At the closing of the IPO, all outstanding shares of redeemable convertible preferred stock were automatically converted into an aggregate of 85,331,278 shares of common stock on a one-for-one basis, further discussed in Note 11 and 12 to these consolidated financial statements.

Upon the effectiveness date of the registration statement for the IPO, the performance vesting condition of restricted stock units (“RSUs”) was met and the Company recognized $115.3 million of stock-based compensation expense in its consolidated statement of operations and comprehensive loss, for the portion of the service period completed by employees and non-employees from the grant date through the effectiveness date of the registration statement for the IPO, as further described in Note 12 to these consolidated financial statements.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements include the financial statements of Procore Technologies, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates its estimates and assumptions for continued reasonableness, primarily with respect to revenue recognition, the period of benefit of contract cost assets, the fair value of assets acquired and liabilities assumed in a business combination, stock-based compensation expense, the fair value of the Company’s common stock prior to the effective date of its IPO, the recoverability of goodwill and long-lived assets, useful lives of long-lived assets, capitalization of software development costs, the fair value of the Series I redeemable convertible preferred stock warrant liability, and income taxes, including related reserves and allowances. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable. Actual results could differ from our estimates.

In light of the currently unknown duration and severity of the COVID-19 pandemic, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply our significant accounting policies. As of the date these consolidated financial statements were issued, the impacts of the COVID-19 pandemic did not have a significant impact on our estimates or judgments. Judgments and assumptions may change, as new events occur and additional information is obtained,

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

as well as other factors related to COVID-19 and economic recovery that could result in a meaningful impact on our consolidated financial statements in future reporting periods.

Segments

We operate as a single operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and assess performance. Our CODM is our Chief Executive Officer. In recent years, we have completed a number of acquisitions. These acquisitions have allowed us to expand our products offered on our platform.

Our CODM evaluates the Company’s financial information for purposes of assessing financial performance and allocating resources on a consolidated basis.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash includes cash held in checking and savings accounts. As of December 31, 2021 and 2020, cash equivalents comprised money market funds that were recorded at fair value which approximates amortized cost.

From time to time, the Company posts cash collateral to satisfy certain contractual arrangements that may arise in the normal course of business and that is contractually restricted as to use. Restricted cash consisted of the following (in thousands):

	December 31,
	2021	2020
Collateral letters of credit and bank guarantees related to leases	$-	$242
Funds required to secure certain corporate credit card accounts	3,104	3,104
Total restricted cash	$3,104	$3,346

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, and accounts receivable.

The Company maintains cash, cash equivalents and restricted cash balances in excess of the Federal Deposit Insurance Corporation insurance limits.

Accounts receivable are recorded at the invoiced amounts, do not require collateral or bear interest, and mainly result from subscriptions to access the Company’s software products. The Company regularly assesses the need for allowances for expected losses from these accounts receivable. We estimate the expected credit losses for trade receivables by applying the estimated credit loss percentages based on our historical credit loss experience to an aging schedule. At December 31, 2021 and 2020, the Company’s allowance for expected credit losses was $2.4 million and $1.6 million, respectively. No customer represented 10% or more of the consolidated accounts receivable balance as of December 31, 2021 and 2020. No single customer accounted for 10% or more of total revenue for the years ended December 31, 2021, 2020, and 2019.

Foreign currency transactions and translation

The functional currency of the Company’s foreign subsidiaries in Australia, Canada, and England is primarily their local currencies and the functional currency of the Company’s subsidiaries in Mexico, Egypt, Singapore, and United Arab Emirates is U.S. dollars. For foreign subsidiaries where the functional currency is their local currencies, assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, stockholders’ equity is translated at the applicable historical exchange rate, and revenue and expenses are translated using the average exchange rates during the period. The effect of exchange rate changes resulting from the translation of the foreign subsidiary financial statements is accounted for as a component of accumulated other comprehensive (loss) income.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

In addition, we incur foreign currency transaction gains and losses, including those related to intercompany agreements among us and our subsidiaries, which are recorded in other (expense) income, net in the consolidated statements of operations and comprehensive loss. Foreign currency gains and losses were not material for the years ended December 31, 2021, 2020, and 2019.

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are expensed as incurred, while renewals and betterments are capitalized. Depreciation expense is computed on a straight-line basis over the estimated lives of the assets as follows:

Asset Classification	Estimated Useful Life

Leasehold improvements	Lesser of 15 years or lease term
Building improvements	Lesser of 20 years or lease term
Furniture and fixtures	5 years
Computers and equipment	3 years
Purchased software	3 years

Leases

We determine an arrangement is a lease at inception if we are both able to identify an asset and conclude we have the right to control the identified asset. Leases are classified as finance or operating based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is comprised of amortization of the right of use (“ROU”) asset and interest expense recognized based on an effective interest method for finance leases, or as a single lease cost recognized on a straight-line basis over the term of the lease for operating leases. Leases are included in ROU assets, other current liabilities, and long-term finance and operating lease liabilities within our consolidated balance sheets. Leases with expected terms of 12 months or less are not recorded on the consolidated balance sheets. Certain leases contain provisions that allow us to be reimbursed by the landlord for specified tenant improvements that are subject to final approval prior to being paid. We estimate the likelihood that we will incur and be reimbursed for such costs at the commencement of the lease and reduce the ROU liability for the discounted future cash receipt, with a corresponding offset to the ROU asset.

ROU assets represent our right to control an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the expected lease term. Our leases do not provide an implicit rate, therefore we use our incremental borrowing rate based on the information available at the lease commencement date in determining the discount rate used to calculate the present value of minimum lease payments. The incremental borrowing rate used is estimated based on what we would be required to pay for a collateralized loan over a similar term. Our leases do not include any residual value guarantees, bargain purchase options, or asset retirement obligations.

We have lease agreements with lease and non-lease components, which are accounted for as a single lease component. Our agreements may contain variable lease payments. We include variable lease payments that depend on an index or a rate in the calculation of the ROU lease liabilities and exclude those which depend on facts or circumstances occurring after the commencement date, other than the passage of time.

Deferred Offering Costs

Deferred offering costs of $5.0 million were recorded as other assets on the consolidated balance sheet as of December 31, 2020, and consisted of costs incurred in connection with the sale of the Company’s common stock in the IPO, including certain legal, accounting, printing, and other IPO related costs. Upon the closing of the IPO, deferred offering costs of $7.5 million were reclassified to stockholders’ equity as a reduction from the proceeds of the offering. There are no deferred offering costs as of December 31, 2021.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

Strategic Investments

Investments in Equity Securities

We hold investments in equity securities of certain privately held companies, which do not have readily determinable fair values. We do not have a controlling interest or significant influence in these companies. We have elected to measure the non-marketable equity securities at cost, with remeasurements to fair value only upon the occurrence of observable price changes in orderly transactions for the identical or similar securities of the same issuer, or in the event of any impairment. This election is reassessed each reporting period to determine whether a non-marketable equity security has a readily determinable fair value, in which case they would no longer be eligible for this election. All gains and losses on such equity securities, realized and unrealized, are recorded in other (expense) income, net on the consolidated statements of operations and comprehensive loss. We evaluate our non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. If an impairment exists, a loss is recognized in the consolidated statements of operations and comprehensive loss for the amount by which the carrying value exceeds the fair value of the investment. During the year ended December 31, 2021, the Company purchased $3.8 million of investments in equity securities of privately held companies, which are recorded in other assets in the consolidated balance sheet . There were no impairments, changes in fair value, or realized gains or losses related to the investments during the year ended December 31, 2021. The Company held no equity securities of privately held companies as of December 31, 2020.

Available-for-sale Debt Securities

In connection with the acquisition of Express Lien inc. (d/b/a Levelset) (“Levelset”) in November 2021, further discussed in Note 5, the Company acquired a convertible promissory note (“Convertible Note”) in a privately held company. At the acquisition date, the fair value of the Convertible Note was $3.0 million. The Convertible Note is classified as an available-for-sale debt security. The available-for-sale debt security is recorded at fair value with changes in fair value recorded in other comprehensive income or loss. We periodically review our available-for-sale debt securities to determine if there has been an other-than-temporary decline in fair value. If the impairment is deemed other-than-temporary, the portion of the impairment related to credit losses is recognized in other (expense) income in the accompanying consolidated statements of operations and comprehensive loss, and the portion related to non-credit related losses is recognized as a component of comprehensive loss. As of December 31, 2021, the Company held available-for-sale debt securities of $3.5 million, included within other assets in the consolidated balance sheet. The Company held no available-for-sale debt securities as of December 31, 2020. No changes in fair value or impairments have been recorded for available-for-sale debt securities during the year ended December 31, 2021.

Business Combinations

The Company assesses whether an acquisition is a business combination or an asset acquisition. If substantially all of the gross assets acquired are concentrated in a single asset or group of similar assets, then the acquisition is accounted for as an asset acquisition, where the purchase consideration is allocated on a relative fair value basis to the assets acquired. Goodwill is not recorded in an asset acquisition. If the gross assets are not concentrated in a single asset or group of similar assets, then the Company determines if the set of assets acquired represents a business. A business is an integrated set of activities and assets capable of being conducted and managed for the purpose of providing a return. Depending on the nature of the acquisition, judgment may be required to determine if the set of assets acquired is a business combination or not.

The Company applies the acquisition method of accounting for a business combination. Under this method of accounting, assets acquired and liabilities assumed are recorded at their respective fair values at the date of the acquisition. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company adjusts the provisional amounts of assets acquired and liabilities assumed with the corresponding offset to goodwill to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded within the Company’s consolidated statements of operations and comprehensive loss.

Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to estimated level of effort and related costs of reproducing or replacing the assets acquired, future cash inflows and outflows, and discount rates, among other items. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

between market participants at the measurement date. Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. As a result, the Company may be required to value the acquired assets at fair value measures that do not reflect its intended use of those assets. Use of different estimates and judgments could yield different results.

Although the Company believes the assumptions and estimates it has made are reasonable and appropriate, they are based in part on historical experience and information that may be obtained from management of the acquired company and are inherently uncertain.

Intangible Assets and Goodwill

All of our intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from three to 10 years. We evaluate the recoverability of intangible assets periodically by considering events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

Goodwill is tested for impairment at the reporting unit level (i.e., the operating segment or one level below an operating segment). We have one reporting unit and test goodwill impairment on an annual basis during the fourth quarter of our fiscal year, and between annual tests if an event occurs or circumstances change that indicate that goodwill may be impaired. In assessing impairment, we have the option to first assess qualitative factors to determine whether or not a reporting unit is more likely than not impaired. Alternatively, we may perform a quantitative impairment assessment or if the qualitative assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying amount, a quantitative analysis is required. The quantitative analysis compares the estimated fair value of the reporting unit with its respective carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, including goodwill, goodwill is considered not to be impaired. If the fair value is less than the carrying amount, including goodwill, then a goodwill impairment charge is recorded by the amount that the carrying value exceeds the fair value, up to the carrying amount of goodwill.

Capitalized software development costs

The Company capitalizes certain development costs incurred in connection with the development of internal-use software. Costs incurred in the preliminary stages of development are expensed as incurred. Once the preliminary stage is complete, internal and external direct costs are capitalized until the developed software is substantially complete and ready for its intended use. Costs incurred for post implementation activities, training, maintenance, and minor upgrades and enhancements without adding additional functionality are expensed as incurred. Capitalized internal-use software costs primarily relate to the development of and major enhancements to the Company’s cloud-based software as a service (“SaaS”) construction management platform and related software products. Capitalized software development costs related to the SaaS construction management platform are amortized on a straight-line basis over the developed software’s estimated useful life of two years and the related amortization expense is recorded in cost of revenue within the accompanying consolidated statements of operations and comprehensive loss.

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

As of December 31, 2021 and 2020, the carrying value of the Company’s financial instruments included in current assets and current liabilities (including restricted cash, accounts receivable, accounts payable and accrued expenses) approximate fair value due to the short- term nature of such items. The Company classifies its money market funds recorded in cash equivalents

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

within Level 1 of the hierarchy as the values are derived from quoted prices in active markets. As of December 31, 2021 and 2020, cash equivalents of $514.9 million and $363.1 million, respectively, were held in money market funds.

The Company's investments in equity securities of privately held companies are recorded at fair value on a non-recurring basis. The Company’s investments in available-for-sale debt securities are remeasured at fair value each reporting period. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company classifies these assets as Level 3 within the fair value hierarchy. For investments without a readily determinable fair value, the Company looks to observable transactions, such as the issuance of new equity by an investee, as indicators of investee enterprise value and are used to estimate the fair value of the investments.

Impairment and abandonment of long-lived assets

The Company evaluates long-lived assets, including finite-lived intangible assets, property and equipment, leases, and capitalized software development costs, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Impairment testing is performed at an asset level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, or an asset group. Recoverability of asset groups to be held and used is measured by comparison of the carrying value of the asset group to the estimated undiscounted future cash flows expected to be generated from the use of such assets. If the undiscounted future cash flows are less than the carrying value of the asset group, an impairment is recognized based on the amount by which the carrying value exceeds the estimated fair value of the asset group. Assets to be abandoned with no remaining future service potential are written down to amounts expected to be recovered.

Revenue recognition

The Company generates substantially all of its revenue from subscriptions for access to its software products and related support. The software products are hosted on its cloud-based SaaS construction management platform. Subscriptions are sold for a fixed fee and revenue is recognized ratably over the term of the subscription. The Company’s subscription agreements generally have annual or multi-year terms, are typically subject to renewal at the end of the subscription term, are generally non-cancelable, and do not provide for refunds to customers or any other right of return. The Company generally invoices its customers at the beginning of each annual subscription period, and to a lesser extent, on a quarterly or monthly basis. To the extent we invoice our customers in advance of revenue recognition, we record deferred revenue. Consequently, a portion of the revenue that is reported each period is attributable to the recognition of revenue previously deferred and related to subscriptions that the Company entered into during previous periods. Subscription fees are generally due and payable upon receipt of invoice by our customers or within 30 days of the stated billing date. The Company does not provide the customer with the right to take possession of its software products at any time.

The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company executes a signed contract with the customer that specifies services to be provided, the payment amounts and terms, and the period of service, among other terms.

The Company’s contracts with customers often include promises to perform multiple services. Determining whether services are considered distinct performance obligations that should be accounted for separately or together may require judgment. The contracts with customers include access to the Company’s products and support over the subscription period. Access to the products and support represents a series of distinct services as the Company fulfills its obligation to the customer and the customer receives and consumes the benefits of the software products and support over the subscription term. The series of distinct services represents a single performance obligation.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

The transaction price is determined by the stated fixed fees in the contract, excluding any related sales tax. None of the Company’s contracts include a significant financing component.

The Company recognizes revenue ratably over the term of the subscription agreement beginning on the date that access to our products is made available to the customer.

Deferred revenue

Contract liabilities consist of revenue that is deferred when we have the contractual right to invoice in advance of transferring services to our customers. Substantially all deferred revenue at the beginning of 2021, 2020, and 2019 was recognized as revenue within the following 12 month period.

Remaining performance obligation

The transaction price allocated to remaining performance obligations represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancelable contracts that will be invoiced and recognized as revenue in future periods. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $602.6 million, of which the Company expects to recognize approximately 70% as revenue in the next 12 months and substantially all of the remainder between 12 and 36 months thereafter.

Assets recognized from the costs to obtain a contract with a customer

The Company recognizes an asset for the incremental and recoverable costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be one year or longer. The Company elected the practical expedient that allows an entity to expense incremental contract costs as incurred if the amortization period of the assets would have otherwise been recognized in one year or less. The Company has determined that sales commissions paid for new contracts, including certain incremental sales to existing customers, meet the requirements to be capitalized as contract acquisition costs. The contract cost assets are deferred and then recognized in sales and marketing expense on a straight-line basis over the expected period of benefit, which the Company has determined to be four years. Sales commissions and bonuses for renewal contracts are not considered commensurate with sales commissions for new contracts, and therefore, the expected period of benefit for costs capitalized for initial contracts extends beyond the term of the initial contract. Judgment is required to determine the expected period of benefit, for which the Company considers estimates of customer lives and SaaS product technology life in making this determination. There were no impairment losses of contract cost assets for the periods presented.

The following table presents the changes in contract cost assets (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$33,052	$30,799	$23,306
Additions	25,978	16,019	18,452
Amortization	(16,111)	(13,766)	(10,959)
Ending balance	$42,919	$33,052	$30,799

Cost of revenue

Cost of revenue primarily consists of customer support personnel-related compensation expenses, including salaries, bonuses, benefits, payroll taxes, and stock-based compensation expense, as well as expenses related to third-party hosting costs, software license fees, amortization of capitalized software development costs, amortization of acquired technology intangible assets, and allocated overhead.

Operating expenses

Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. For each of these categories of expense, personnel-related compensation expenses are the most significant component, which include salaries, stock-based compensation, commissions, benefits, payroll taxes, bonuses, and severance expenses.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

Sales and marketing

Sales and marketing expenses primarily consist of personnel-related compensation expenses for the Company’s sales and marketing organizations, advertising costs, marketing events, travel, trade shows and other marketing activities, contractor costs to supplement the Company’s staff levels, consulting services, amortization of acquired customer relationship intangible assets, and allocated overhead. Advertising costs are expensed as incurred. During the years ended December 31, 2021, 2020 and 2019, the Company incurred advertising costs of $27.2 million, $18.2 million and $22.6 million, respectively.

Research and development

Research and development expenses primarily consist of personnel-related compensation expenses associated with the Company’s engineering, product, and design teams, contractor costs to supplement the Company’s staff levels, consulting services, amortization of certain acquired intangible assets used in research and development activities, and allocated overhead.

General and administrative

General and administrative expenses primarily consist of compensation expenses associated with the Company’s finance, human resources, executive, information technology, legal, and other administrative functions. Additionally, general and administrative expenses include non-personnel-related expenses, such as professional fees for audit, legal, tax, and other external consulting services, including acquisition-related transaction expenses, costs associated with operating as a public company, including insurance costs, professional services, investor relations, and other compliance costs, property and use taxes, licenses, travel and entertainment costs, and allocated overhead.

Stock-based compensation

The Company recognizes stock-based compensation cost equal to the grant date fair value of stock-based awards. Stock-based awards include stock options, RSUs, employee stock purchase plan (“ESPP”), and restricted stock awards (“RSAs”).

The fair value of RSUs and RSAs is based on the estimated fair value of the Company’s common stock on the grant date. The fair value of stock options and ESPP purchase rights is estimated on the grant date using the Black-Scholes option pricing model. For awards that vest solely based on continued service, the grant date fair value is recognized as compensation expense on a straight-line basis over the requisite service period of the awards, which is generally four years. For awards that contain both performance and service vesting conditions, the grant date fair value is recognized as compensation expense using a graded vesting attribution model. No expense is recognized for awards with performance conditions until that condition is probable of being met. Forfeitures are recorded when they occur.

Series I redeemable convertible preferred stock warrant liability

In March 2020, the Company issued a warrant to purchase Series I redeemable convertible preferred stock (the “Series I warrant”). The Series I warrant was recorded as a liability on the consolidated balance sheet at fair value of $11.9 million at the time of issuance. Subsequent changes in the fair value of the Series I warrant each reporting period were recorded in the consolidated statements of operations and comprehensive loss, until the Series I warrant was exercised in December 2020. The fair value measurements used in determining the fair value of the Series I warrant liability were categorized as Level 3 on the fair value hierarchy because they were based on unobservable inputs and management’s judgment due to the absence of quoted market prices and inherent lack of liquidity of such financial instruments. Refer to Note 11 to these consolidated financial statements for further information.

Income taxes

The Company accounts for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the carrying amounts for financial reporting purposes and the tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates anticipated to be in effect when those tax assets and liabilities are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the consolidated statements of operations and comprehensive loss in the period that includes the enactment date.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

A valuation allowance is established if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risk associated with estimates of future taxable income in assessing the need for a valuation allowance. Significant judgment is required in determining the (benefit from) provision for income taxes and deferred tax assets and liabilities.

The Company recognizes a tax benefit from an uncertain position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on its technical merits. If this threshold is met, the Company measures the tax benefit as the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

The Company recognizes penalties and interest accrued with respect to uncertain tax positions, if any, in the (benefit from) provision for income taxes in the consolidated statements of operations and comprehensive loss. As of December 31, 2021 and 2020, accrued penalties and interest related to uncertain tax positions were not significant.

Recently adopted accounting pronouncements

Accounting for Contract Assets and Contract Liabilities from Customer Contracts Acquired in a Business Combination

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). The new guidance requires the recognition and measurement of contract assets and contract liabilities from contracts with customers acquired in a business combination to be assessed in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The adoption of ASU 2021-08 would generally result in the acquirer recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree if the assessment concludes that the acquiree properly applies ASC 606. ASU 2021-08 is effective for public business entities for fiscal years beginning after December 15, 2022 and interim periods within that fiscal year. Early adoption is permitted, including interim periods within the fiscal year. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company early adopted ASU 2021-08 in the fourth quarter of 2021 and recognized deferred revenue related to its acquisitions of Levelset and LaborChart Inc. (“LaborChart”) consistent with the amounts previously recorded by each company, as disclosed in Note 5. The early adoption did not have a material impact on the Company's other acquisition in 2021.

Recently issued accounting pronouncements – Not yet adopted

Simplifying the Accounting for Convertible Instruments

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The new guidance simplifies the accounting for certain financial instruments by removing certain separation models required under current U.S. GAAP, including the beneficial conversion feature and cash conversion feature. ASU 2020-06 also improves and amends the related Earnings Per Share guidance for both Subtopics. ASU 2020-06 is effective for public business entities for fiscal years beginning after December 15, 2021 and interim periods within that fiscal year. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

3.	PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Leasehold improvements	$25,529	$19,762
Building improvements	6,311	6,311
Furniture and fixtures	10,339	9,911
Computers and equipment	14,772	8,427
Purchased software	771	1,188
Property and equipment	57,722	45,599
Less: accumulated depreciation and amortization	(20,885)	(15,347)
Property and equipment, net	$36,837	$30,252

Depreciation and amortization expense was $7.8 million, $6.9 million, and $4.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.
4.	LEASES

We have primarily entered into lease arrangements for office space, in addition to other miscellaneous equipment. Our leases have initial non-cancelable lease terms ranging from one to 10 years. Some of our lease arrangements include options to extend the term of the leases for up to 10 years. However, the lessor does not have the option to cancel any of our leases prior to the end of the remaining contractual term. Judgment is required when determining the minimum non-cancelable term of the lease. We include options to extend or terminate the lease term that are reasonably certain of exercise. If facts and circumstances regarding those judgments change in future periods, we reassess our initial estimate of the term. Our corporate headquarters offices have initial lease terms expiring in 2027, and a 10 year renewal option that we are reasonably certain we will exercise. We determined that the present value of lease payments represents substantially all of the fair value of the underlying leased asset and therefore recognize our corporate headquarters as a finance lease.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Finance lease cost:
Amortization of right of use assets	$2,683	$2,676	$2,612
Interest on lease liabilities	2,076	2,131	2,177
Operating lease cost	8,943	8,045	5,675
Short-term lease cost	47	1,643	1,296
Variable lease cost	4,370	4,410	3,924
Total lease cost	$18,119	$18,905	$15,684

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

Supplemental information related to leases is as follows (in thousands):

	December 31,
	2021	2020
Operating Leases
Operating right of use assets	$44,052	$49,756
Amount included within other current liabilities	6,158	5,022
Operating lease liabilities, non-current	41,573	46,558
Total operating lease liabilities	$47,731	$51,580
Finance Leases
Finance right of use assets	$39,623	$42,108
Amount included within other current liabilities	1,684	1,504
Finance lease liabilities, non-current	47,344	48,835
Total finance lease liabilities	$49,028	$50,339

	December 31,
	2021	2020	2019
Weighted-average remaining lease term (in years)
Finance leases	15.2	16.2	17.2
Operating leases	7.8	8.7	9.4
Weighted-average discount rate
Finance leases	4.20%	4.20%	4.20%
Operating leases	2.76%	2.86%	3.53%

Maturities of lease payments for leases where the lease commencement date commenced on or prior to December 31, 2021 are as follows (in thousands):

Years Ending December 31,	Operating	Finance	Total
2022	$6,813	$3,700	$10,513
2023	8,435	3,734	12,169
2024	6,144	3,844	9,988
2025	6,153	3,964	10,117
2026	6,044	4,088	10,132
Thereafter	20,063	48,332	68,395
Total lease payments	$53,652	$67,662	$121,314
Less imputed interest	(5,921)	(18,634)	(24,555)
Total	$47,731	$49,028	$96,759

As of December 31, 2021, operating lease payments for leases greater than one month, but less than twelve months in duration were not significant.

As of December 31, 2021, we had undiscounted commitments of $4.3 million for an operating lease that has not yet commenced, and therefore are not included in the right-of-use assets or operating liabilities in the consolidated balance sheet. This operating lease commenced in 2022 with a lease term of 5 years.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

5.	BUSINESS COMBINATIONS

Levelset

On November 2, 2021, the Company completed the acquisition of all outstanding equity of Levelset, a lien rights management company. The purpose of this acquisition is to add lien rights management to the Procore platform, enabling Procore to manage complex workflows and improve the payment process in construction. The acquisition was accounted for as a business combination.

The preliminary purchase consideration totaled $484.1 million, which consisted of the following (in thousands):

Cash consideration	$426,076
Fair value of common stock	58,028
Total purchase consideration	$484,104

At closing, the Company issued 610,499 shares of common stock valued at $95.05 per share for aggregate purchase consideration of $58.0 million. The fair value of the common stock of $95.05 per share was determined using the closing stock price of the Company’s common stock on the acquisition date.

Of the total purchase consideration, $35.0 million of cash was placed in an escrow account held by a third party for potential breaches of representations and warranties. The escrow amount, net of any claims for such indemnifiable matters, is scheduled to be released from escrow to shareholders of Levelset 18 months after the acquisition date.

The purchase consideration was allocated to the following assets and liabilities (in thousands):

	Fair value	Useful life
Assets acquired
Cash and cash equivalents	$10,951
Accounts receivable	1,250
Prepaid expenses and other current assets	5,289
Other non-current assets	5,740
Developed technology intangible asset	105,500	7 years
Customer relationships intangible asset	38,800	4 years
Goodwill	348,318
Total assets acquired	$515,848
Liabilities assumed
Accounts payable	$(1,037)
Accrued expenses	(1,945)
Deferred revenue, current	(5,426)
Other current liabilities	(2,437)
Other non-current liabilities	(1,639)
Net deferred tax liabilities	(19,260)
Total liabilities assumed	$(31,744)
Net assets acquired	$484,104

Developed technology intangible asset represents the fair value of the Levelset’s technology, which was valued considering both the cost to rebuild and relief from royalty methods. Key assumptions under the cost to rebuild method include the estimated level of effort and related costs of reproducing or replacing the acquired technology. Key assumptions under the relief from royalty method include forecasted revenue to be generated from the developed technology, an estimated royalty rate applicable to the technology, and a discount rate. Developed technology is amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the technology are consumed, over its estimated useful life of seven years. The amortization expense is recorded in cost of revenue in the consolidated statements of operations and comprehensive loss.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

Customer relationships represent the fair value of the underlying relationships with Levelset’s existing customers, which were valued using the avoided loss of income method, which quantifies the acquiree’s loss of income if it loses the right to existing customers. Key assumptions under the avoided loss of income method include forecasted revenue to be generated from and expenses to service the customer relationships, customer churn rate, and a discount rate. The customer relationship intangible asset is amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the customer relationships are consumed, over its estimated useful life of four years. The amortization expense is recorded in sales and marketing expenses in the consolidated statements of operations and comprehensive loss.

The $348.3 million goodwill balance is primarily attributable to synergies and expanded market opportunities that are expected to be achieved from the integration of Levelset with the Company’s offerings and assembled workforce. The goodwill balance is not deductible for income taxes purposes.

The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, but does not exceed 12 months. The purchase price allocation is subject to future adjustments as a result of finalizing the closing net working capital.

To retain certain Levelset employees, the Company issued 199,670 RSAs which vest based on their continued employment over two years, further discussed in Note 12. The total grant date fair value of shares issued of $19.0 million has been excluded from the purchase consideration and is recognized as post-combination expense over the service period on a straight-line basis.

In addition to issuing the RSAs discussed above, the Company also paid $11.0 million of cash retention payments that vest based on continued employment, at the close of the acquisition. The cash retention payments vest quarterly over a two-year service period and are subject to clawback if the service vesting condition is not met. The related compensation is recognized as post-combination expense over the service period on a straight-line basis. The unvested amounts of cash retention payments are recorded in prepaid expenses and other current assets and in other assets on the consolidated balance sheet as of December 31, 2021.

The acquisition-related transaction costs incurred by the Company of $5.0 million were expensed as incurred in the consolidated statements of operations and comprehensive loss. Levelset’s results of operations have been included in the Company’s consolidated financial statements from the acquisition date through December 31, 2021. The Company has not separately presented the revenue and operating losses of Levelset for the period from the acquisition date through December 31, 2021 as the impacts were not material to the consolidated financial statements.

The following unaudited pro forma financial information combines the results of operations for Procore and Levelset as if the closing of the acquisition had occurred on January 1, 2020 and adjusts for amortization of acquired intangible assets, transaction costs associated with the acquisition, compensation expense assuming the retention payments discussed above vested, stock-based compensation expense for RSUs granted to continuing employees discussed in Note 12 and the 199,670 shares of RSAs issued to certain key Levelset employees as discussed above, and tax benefits recorded as a result of the acquisition.

The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred from integrating these companies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisitions had occurred at the beginning of 2020, nor are they indicative of future results of operations (in thousands):

	Year Ended December 31,
	2021	2020
Revenue	$532,690	$415,757
Net Loss	$(355,612)	$(134,133)

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

LaborChart

On October 21, 2021, the Company completed the acquisition of all outstanding equity of LaborChart for $76.2 million in cash purchase consideration. LaborChart is a labor management solution that facilitates labor scheduling, forecasting, office-to-field communications, certification tracking, data management, and labor analysis. The purpose of this acquisition is to enhance Procore’s existing labor management solution. The acquisition was accounted for as a business combination.

The preliminary purchase consideration was allocated to the following assets and liabilities (in thousands):

	Fair value	Useful life
Assets acquired
Cash and cash equivalents	$2,149
Accounts receivable	730
Prepaid expenses and other current assets	737
Other non-current assets	417
Developed technology intangible asset	12,800	4 years
Customer relationships intangible asset	11,100	10 years
Goodwill	55,700
Total assets acquired	$83,633
Liabilities assumed
Accrued expenses	$(120)
Deferred revenue, current	(1,704)
Other current and non-current liabilities	(690)
Net deferred tax liabilities	(4,891)
Total liabilities assumed	$(7,405)
Net assets acquired	$76,228

Developed technology intangible asset represents the fair value of LaborChart’s technology, which was valued considering both the cost to rebuild and relief from royalty methods. Key assumptions under the cost to rebuild method include the estimated level of effort and related costs of reproducing or replacing the acquired technology. Key assumptions under the relief from royalty method include forecasted revenue to be generated from the developed technology, an estimated royalty rate applicable to the technology, and a discount rate. Developed technology is amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the technology are consumed, over its estimated useful life of four years. The amortization expense is recorded in cost of revenue in the consolidated statements of operations and comprehensive loss.

Customer relationships represent the fair value of the underlying relationships with LaborChart’s existing customers, which were valued using the multi-period excess earnings method. Key assumptions under the multi-period excess earnings method include estimated future revenues, costs, cash flows, and a discount rate. The customer relationship intangible asset is amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the customer relationships are consumed, over its estimated useful life of ten years. The amortization expense is recorded in sales and marketing expenses in the consolidated statements of operations and comprehensive loss.

The Company recorded goodwill, which represents the excess of the purchase consideration over the tangible and intangible assets acquired and liabilities assumed, of $55.7 million relating to the acquisition. The goodwill balance is primarily attributed to the synergies and expanded market opportunities that are expected to be achieved from the integration of LaborChart with the Company’s offerings and assembled workforce. Goodwill is not deductible for income tax purposes.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, but does not exceed 12 months. The purchase price allocation is subject to future adjustments as a result of finalizing the closing net working capital.

To retain certain LaborChart employees , the Company held back $9.0 million of the cash purchase price, which will vest based on continued employment over a three-year period. The cash holdback amount is excluded from the purchase consideration and will be recorded as post combination expense over the service period on a straight-line basis.

The Company has not separately presented pro forma results reflecting the acquisition of LaborChart, or revenue and operating losses of LaborChart for the period from the acquisition date through December 31, 2021 as the impacts were not material to the consolidated financial statements. The acquisition-related transaction costs were not material, and were expensed as incurred in the consolidated statements of operations and comprehensive loss.

Indus.ai Inc.

On May 3, 2021, the Company completed the acquisition of Indus.ai Inc. (“Indus”), a Canada-based privately held company that offers an artificial intelligence-powered analytics platform to provide actionable insights for the construction industry, by acquiring 100% of the outstanding voting interests in Indus for purchase consideration of $24.3 million in cash. Of the total purchase consideration, $4.1 million was held back to secure certain indemnification obligations (“Holdback Consideration”) in accordance with the stock purchase agreement and will be paid, subject to any indemnification claims, in November 2022 on the 18-month anniversary of the acquisition. The Holdback Consideration is recorded in other current liabilities on the consolidated balance sheet as of December 31, 2021. The purpose of this acquisition is to accelerate the development of the Company’s artificial intelligence and machine learning solutions.

The purchase consideration was primarily allocated to developed technology intangible assets with an estimated fair value of $14.8 million at the acquisition date, which was valued using the cost to rebuild method. Key assumptions under the cost to rebuild method include the estimated level of effort and related costs of reproducing or replacing the acquired technology. The fair value of the remaining acquired tangible and intangible net assets was immaterial. We also recorded a deferred tax liability of $2.0 million as a result of the acquisition. The Company recorded goodwill, which represents the excess of the purchase consideration over the tangible and intangible assets acquired and liabilities assumed, of $11.5 million relating to the acquisition. The goodwill balance is primarily attributed to the synergies expected and the skilled workforce acquired. Goodwill is not deductible for income tax purposes.

Developed technology acquired is amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the technology is expected to be consumed, over its estimated useful life of five years. The amortization expense is recorded in research and development in the consolidated statements of operations and comprehensive loss, as the acquired developed technology will be used to improve our internal research and development capabilities.

The Company has not separately presented pro forma results reflecting the acquisition of Indus, or revenue and operating losses of Indus for the period from the acquisition date through December 31, 2021 as the impacts were not material to the consolidated financial statements. The transaction costs associated with the acquisition were not material, and were expensed as incurred as general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Esticom

On October 14, 2020, the Company acquired 100% of the outstanding voting interests of Esticom, Inc. ("Esticom"), a company that provides an estimating solution which enables contractors to determine the quantities of materials needed from project plans and specifications, and calculate the cost estimates for the labor hours and materials required on a job. The purpose of this acquisition is to accelerate the development of the Company’s preconstruction solutions. The acquisition was accounted for as a business combination.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

The total purchase consideration is comprised of the following (in thousands):

Cash consideration	$11,239
Fair value of common stock	3,885
Total purchase consideration	$15,124

At closing, the Company issued 96,749 shares of common stock for aggregate purchase consideration of $3.9 million. The fair value of the common stock was determined by the Company’s Board of Directors, taking into account a contemporaneous independent valuation by a third-party valuation specialist commissioned by the Board. The fair value is estimated based on numerous objective and subjective factors including the Company’s historical performance, financial condition, and prospects, the value of companies that the Company considers peers, recent private stock sale transactions, the economic and competitive environment, the rights, preferences, and privileges of the Company’s redeemable convertible preferred stock, and the likelihood of achieving a liquidity event, such as an IPO.

In connection with the acquisition, 58,049 of the 96,749 shares of common stock were held back for potential breaches of representations and warranties, and will be assigned to Esticom shareholders 18 months after the closing date. The transaction costs associated with the acquisition were not material, and were expensed as incurred as general and administrative expenses in the consolidated statements of operations and comprehensive loss.

The major classes of assets and liabilities to which we allocated the purchase price were as follows (in thousands):

	Fair value	Useful life
Assets acquired
Cash and cash equivalents	$19
Developed technology intangible asset	6,500	5 years
Other acquired intangible assets	300	Less than 12 months
Goodwill	9,835
Total assets acquired	$16,654
Liabilities assumed
Other current liabilities	$(54)
Deferred revenue	(100)
Net deferred tax liabilities	(1,376)
Total liabilities assumed	$(1,530)
Net assets acquired	$15,124

Developed technology is amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the technology are consumed, over its estimated useful life of five years. The amortization expense is recorded in cost of revenue in the consolidated statements of operations and comprehensive loss. The goodwill was primarily attributable to synergies that are expected to be achieved from the integration of Esticom with the Company’s current product offerings and assembled workforce. The goodwill balance is not deductible for income taxes purposes.

The Company has not separately presented pro forma results reflecting the acquisition of Esticom, or revenue and operating losses of Esticom for the period from the acquisition date through December 31, 2020 as the impacts are not material to the consolidated financial statements.

Avata Intelligence

On February 3, 2020, the Company acquired intellectual properties, rights and agreements from Avata Intelligence Inc. (“Avata”) for $3.8 million in cash consideration. As part of the acquisition, the Company also entered into employment agreements with the majority of Avata’s employees. The purpose of this acquisition is to accelerate the development of the Company’s artificial intelligence and machine learning solutions.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

The purchase consideration was primarily allocated to developed technology intangible assets with an estimated fair value of $2.2 million. The excess of the purchase consideration over the net assets acquired of $1.6 million was recorded as goodwill. The amount of goodwill that is deductible for income tax purposes as of December 31, 2020 is $1.6 million.

Construction BI

On August 8, 2019, the Company completed the acquisition of Construction BI, LLC, (“CBI”), an Ohio limited liability company, by acquiring 100% of the outstanding voting interests of CBI for $1.1 million in cash consideration. The purchase price was primarily allocated to developed technology intangible assets. The purpose of this acquisition is to accelerate the development of the Company’s business intelligence and data analytics solutions.

Honest Buildings

On July 30, 2019, the Company entered into a Merger Agreement with Honest Buildings, Inc. (“Honest Buildings”) to acquire all of Honest Buildings’ outstanding stock. Honest Buildings was an App Marketplace partner that already had an integration with Procore’s platform and is a provider of financial and project management software for owners. This acquisition allowed the Company to extend its software products and platform to this core customer group.

The total purchase consideration is comprised of the following (in thousands):

Cash consideration	$51,361
Fair value of Series H-1 redeemable convertible preferred stock	97,913
Fair value of exchanged options relating to pre-combination services	2,671
Total purchase consideration	$151,945

At closing, the Company issued 3,660,203 shares of Series H-1 redeemable convertible preferred stock valued at $26.75 per share for aggregate purchase consideration of $97.9 million.

In addition, the Company issued 205,464 shares of Series H-1 redeemable convertible preferred stock with an acquisition date fair value of $5.5 million to certain key employees of Honest Buildings which vest based on their continued employment. These shares have been excluded from the purchase consideration and will be recorded as post-combination expense over two years as discussed in Note 12 to the consolidated financial statements.

The fair value of the Series H-1 redeemable convertible preferred stock of $26.75 per share was determined by the Company’s Board of Directors, taking into account a contemporaneous independent valuation by a third-party valuation specialist commissioned by the Board. The fair value is estimated based on numerous objective and subjective factors including the Company’s historical performance, financial condition, and prospects, the value of companies that the Company considers peers, recent private stock sale transactions, the economic and competitive environment, the rights, preferences, and privileges of the Company’s redeemable convertible preferred stock, and the likelihood of achieving a liquidity event, such as an IPO.

The Company also granted options to purchase 334,655 shares of common stock at a weighted-average exercise price of $4.72 per share in exchange for options held by Honest Buildings employees at the acquisition date. The aggregate fair value of these options at the acquisition date was $6.9 million, of which $2.7 million was attributed to pre-combination services and recorded as purchase consideration, and $4.2 million was attributed to post-combination services and will be recorded as additional stock-based compensation expense over the remaining vesting periods of the options, which range between four to 48 months from the acquisition date.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

The purchase consideration was allocated to the following assets and liabilities (in thousands):

	Fair value	Useful life
Assets acquired
Cash and cash equivalents	$13,588
Other current and non-current assets	2,784
Developed technology intangible asset	12,800	6 years
Customer relationships intangible asset	15,200	10 years
Goodwill	113,503
Total assets acquired	157,875
Liabilities assumed
Accounts payable and accrued expenses	(1,430)
Deferred revenue	(4,500)
Total liabilities assumed	(5,930)
Net assets acquired	$151,945

Developed technology intangible asset represents the fair value of Honest Buildings’ technology, which was valued using the relief-from royalty method. Key assumptions to estimate the fair value of developed technology include forecasted revenue to be generated from the developed technology and an estimated royalty rate applicable to the technology. Developed technology is amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the technology are consumed, over its estimated useful life of six years, and the amortization expense is recorded in cost of revenue in the consolidated statements of operations and comprehensive loss.

Customer relationships represent the fair value of the underlying relationships with Honest Buildings’ customers, which were valued using the multi-period excess earnings method. Key assumptions to estimate the fair value of customer relationships include forecasted revenue to be generated from and expenses to service the customer relationships, customer churn rate, and a discount rate. The customer relationship intangible asset is amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the customer relationships are consumed, over its estimated useful life of 10 years, and the amortization expense is recorded in sales and marketing expenses in the consolidated statements of operations and comprehensive loss.

The goodwill balance is primarily attributable to synergies and expanded market opportunities that are expected to be achieved from the integration of Honest Buildings with the Company's offerings and assembled workforce. The goodwill balance is not deductible for income taxes purposes.

The acquisition-related costs incurred by the Company of $1.1 million were expensed as incurred, as general and administrative expenses in the consolidated statements of operations and comprehensive loss. The results of operations of Honest Buildings have been included in the Company’s consolidated financial statements from the date of acquisition. For the period from the acquisition date to December 31, 2019, Honest Buildings contributed $4.6 million to Procore’s consolidated revenue. Due to the integration of operations post acquisition, presenting the operating losses that Honest Buildings contributed to Procore’s consolidated operating loss since the acquisition date is impracticable.

The following unaudited pro forma financial information combines the results of operations for Procore and Honest Buildings for the year ended December 31, 2019, as if the closing of the acquisition had occurred on January 1, 2018 and adjusts for amortization of acquired intangible assets, transaction costs associated with the acquisition, stock-based compensation expense for (i) options exchanged in the acquisition and (ii) 205,464 shares of Series H-1 redeemable convertible preferred stock granted to certain key employees in Honest Buildings as discussed above, and fair value adjustment to deferred revenue.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred from integrating these companies. Accordingly, these unaudited pro forma results for the year ended December 31, 2019, are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of 2018, nor are they indicative of future results of operations (in thousands):

Revenue	$295,629
Net Loss	$(96,360)

6.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets

Our finite-lived intangible assets are summarized as follows (in thousands):

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$157,773	$(16,013)	$141,760
Customer relationships	66,350	(6,133)	60,217
Total	$224,123	$(22,146)	$201,977

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$25,141	$(5,817)	$19,324
Customer relationships	16,450	(2,533)	13,917
Total	$41,591	$(8,350)	$33,241

We estimate that there is no significant residual value related to our intangible assets. Intangible assets amortization expense is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$7,522	$3,315	$1,643
Sales and marketing	3,600	1,728	728
Research and development	2,674	721	-
Total amortization of acquired intangible assets	$13,796	$5,764	$2,371

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

The following table outlines the estimated future amortization expense related to finite-lived intangible assets (in thousands):

Years Ending December 31,
2022	$38,446
2023	37,207
2024	36,990
2025	33,547
2026	18,750
Thereafter	37,037
Total	$201,977

Goodwill

The following table presents the changes in carrying amount of goodwill (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance	$125,966	$114,528
Additions	415,482	11,438
Other adjustments, net (1)	(526)	-
Ending balance	$540,922	$125,966

(1) Includes post-closing working capital adjustments and the effect of foreign currency translation.

The additions to goodwill in 2021 were due to the acquisitions of Levelset, LaborChart, and Indus, and the additions in 2020 were due to the acquisitions of Esticom and Avata, respectively, as disclosed in Note 5 to the consolidated financial statements. There was no impairment of goodwill during 2021, 2020, or 2019.

7.	CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Our capitalized software development costs are summarized as follows (in thousands):

	December 31,
	2021	2020
Gross carrying amount	$60,580	$40,499
Accumulated amortization	(33,518)	(21,961)
Net capitalized software costs	$27,062	$18,538

Amortization of capitalized software was $12.0 million, $10.4 million, and $5.0 million for the years ended December 31, 2021, 2020, and 2019, respectively, and is recorded primarily in cost of revenue within our statements of operations and comprehensive loss.

During 2021, 2020, and 2019, the Company recorded expense for certain software development costs of $0.6 million, $3.7 million and $0.5 million, respectively, within research and development expense in the consolidated statements of operations and comprehensive loss, relating to development projects the Company decided to abandon prior to completion.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet complete based on their estimated economic lives and projected general release dates. The following table presents the remaining estimated amortization of capitalized software development costs as of December 31, 2021 (in thousands):

Years Ending December 31,
2022	$10,566
2023	10,523
2024	5,305
2025	324
2026	267
Thereafter	77
Total	$27,062

8.	ACCRUED EXPENSES

The following represents the components of accrued expenses contained within our consolidated balance sheets at the end of each period (in thousands):

	December 31,
	2021	2020(1)
Accrued commissions and bonuses	$29,676	$14,120
Accrued salary, payroll tax, and employee benefit liabilities	25,997	9,297
Other accrued expenses	10,234	5,075
Total accrued expenses	$65,907	$28,492

(1) Certain balances have been reclassified to conform to current year presentation.

9.	CREDIT FACILITY

The Company has a credit agreement (the “Credit Facility”) provided by Silicon Valley Bank, to be used for general corporate purposes, including the financing of working capital requirements. As of December 30, 2021 and 2020, the aggregate principal amount available under the Credit Facility was up to $75.0 million with the option to increase the availability up to $100.0 million. The Credit Facility has a maturity date of May 7, 2022, and carries a fee of 0.225% applied to unused balances and an interest rate equal to the Wall Street Journal prime rate plus 1.25% applied to all amounts outstanding, with a floor of 3.25%.

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

As of December 31, 2021 and 2020 the Company had letters of credit outstanding of $6.5 million and $7.0 million, respectively, to secure various U.S. and Australia leased office facilities.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

10.	COMMITMENTS AND CONTINGENCIES

Purchase commitments

As of December 31, 2021, future unconditional purchase commitments for software service subscriptions and other services were as follows (in thousands):

Years Ending December 31,
2022	$19,787
2023	7,652
2024	2,725
2025	2,660
2026	2,780
Thereafter	5,400
Total	$41,004

Litigation

From time to time, the Company may be subject to various litigation matters arising in the ordinary course of business. The Company however is not aware of any currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

Indemnifications

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement, and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable.

The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. As of December 31, 2021 and 2020, the Company has not accrued a liability for these guarantees because the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.
11.	REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Redeemable convertible preferred stock

Upon the closing of the IPO, all of the outstanding redeemable convertible preferred stock were automatically converted into an aggregate of 85,331,278 shares of our common stock on a one-for-one basis, and the carrying value, totaling $728.4 million, was reclassified into common stock and additional paid-in capital on the consolidated balance sheet.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

The following table summarizes the authorized, issued and outstanding redeemable convertible preferred stock of the Company as of December 31, 2020 (in thousands, except share and per share amounts):

	Issuance Price per Share	Shares Authorized	Shares Issued and Outstanding	Carrying Value net of Issuance Costs	Liquidation Preference
Series A	$0.1000	6,657,873	6,657,873	$666	$666
Series B	0.2575	11,322,904	11,322,904	2,913	2,916
Series C	0.1000	1,942,320	1,942,320	194	194
Series D	0.9625	16,645,641	16,645,641	15,773	16,021
Series E	2.4931	12,033,211	12,033,211	29,827	30,000
Series F	5.0940	15,704,747	15,704,747	79,795	80,000
Series G	9.3110	5,369,992	5,369,992	49,914	50,000
Series H	25.4769	2,943,843	2,943,843	74,864	75,000
Series H-1	26.7508	3,870,826	3,865,663	101,825	103,410
Series I	37.8654	9,243,266	8,845,084	371,703	334,922
		85,734,623	85,331,278	$727,474	$693,129

Series I redeemable convertible preferred stock warrant

 In March 2020, the Company issued a warrant to purchase 1,452,513 shares of Series I redeemable convertible preferred stock. At the issuance date, we recorded the fair value of the Series I warrant liability of $11.9 million as a discount to the carrying value of the Series I redeemable convertible preferred stock on the consolidated balance sheet. The Series I warrant liability was remeasured quarterly at its fair value through the date of exercise with changes in fair value recorded in the consolidated statements of operations and comprehensive loss. In December 2020, the Series I warrant holder exercised the warrant and the Company issued 1,452,513 shares of Series I redeemable convertible preferred stock for proceeds of $55.0 million.

The following inputs were used in the Black-Scholes option pricing model in determining the fair value of the Series I warrant liability for the period from issuance date to September 30, 2020:

Fair value of Series I redeemable convertible preferred stock per share	$35.04 to $49.95
Expected term (in years)	0.50 to 1.00
Expected volatility	59.10% to 67.80%
Risk-free interest rate	0.10% to 0.16%
Dividend yield	0.00%

On the date the Series I warrant was exercised, the Company remeasured its fair value using the Series I redeemable convertible preferred stock fair value of $71.54 per share as of that date.

The following table provides a summary of the changes in the fair value of the Series I warrant liability (in thousands):

Balance as of December 31, 2019	$-
Issuance of Series I warrant	11,923
Change in fair value measurement of Series I warrant liability	36,990
Fair value of Series I warrant reclassified to Series I redeemable convertible preferred stock upon exercise	(48,913)
Balance as of December 31, 2020	$-

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

Common stock

Upon the closing of the IPO, the Company filed an Amended and Restated Certificate of Incorporation which authorized 1,000,000,000 shares of common stock with a par value of $0.0001 per share, and 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share. Each share of common stock is entitled to one vote per share.

12.	STOCK-BASED COMPENSATION

Equity Incentive Plan

In May 2021, the Company’s board of directors adopted, and the stockholders approved, the 2021 Equity Incentive Plan (the "2021 Plan") with the purpose of granting stock-based awards, including stock options, stock appreciation rights, RSAs, RSUs, performance awards and other forms of awards, to employees, directors, and consultants. A total of 30,962,615 shares of common stock were authorized for issuance under the 2021 Plan. As of December 31, 2021, a total of 26,286,192 shares of common stock were available for issuance under the 2021 Plan. No options have been issued under the 2021 Plan.

In June 2014, the Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which was amended in April 2020 to increase the number of shares of common stock authorized for issuance. The 2014 Plan provides for the issuance of incentive and non-statutory stock options to purchase common shares and the grant of other common stock awards to employees, officers, consultants, and directors of the Company. The 2014 Plan served as the successor to the Company’s 2012 and 2004 Plans. On the date the Company adopted the 2014 Plan, any options issued and outstanding under the 2012 and 2004 Plans were substituted by options with identical terms to purchase the Company’s common stock under the 2014 Plan. On the date the 2021 Plan was adopted, no further shares could be issued under the 2014 Plan, however all shares outstanding under the 2014 Plan remain subject to the terms of the 2014 Plan. Options issued under the 2014 Plan generally are exercisable for periods not to exceed 10 years and generally vest over a four to five-year period. The Company issues new shares upon exercise of stock-based awards.

 Stock options

No stock options were granted during 2021 or 2020. During the year ended December 31, 2019, the fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.4% to 2.2%
Expected term (in years)	5.4
Estimated dividend yield	0%
Estimated weighted-average volatility	39% to 41%

Use of the Black-Scholes option-pricing model requires the input of subjective assumptions. The assumptions used in the Company’s option-pricing model represent management’s best estimates and are as follows:

Fair value of common stock

Prior to the IPO, given the Company’s common stock was not publicly traded, its board of directors exercised significant judgment in determining the fair value of its common stock with input from management, based on several objective and subjective factors. Factors considered by the Company’s board of directors include the price paid by investors for its common and preferred stock, actual and forecasted operating and financial performance, market conditions, performance of comparable publicly traded companies and transactions of comparable companies, developments and milestones within the Company, the rights, preferences, and privileges of its common and preferred stock, the likelihood of achieving a liquidating event, and the results of contemporaneous third-party valuations. The fair value was determined in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants, Valuation of Privately Held Company Equity Securities Issued as Compensation.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

Expected term

The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The expected term assumptions were determined based upon actual historical exercises and post-vesting cancelations, adjusted for expected future exercises.

Expected volatility

The expected volatility of stock options is estimated based upon the historical volatility of a group of publicly traded companies, selected by management, which are in similar stages of development and comparable industries for a period commensurate with the expected term.

Risk-free interest rate

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the option’s expected term.

Dividend yield

The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero was utilized.

The following table summarizes the stock option activity during the year ended December 31, 2021 (aggregate intrinsic value in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at December 31, 2020	12,410,041	$12.51	7.0	$577,185
Exercised	(4,083,461)	10.36		262,381
Canceled/Forfeited	(683,890)	20.07
Outstanding at December 31, 2021	7,642,690	12.98	6.1	511,979
Exercisable at December 31, 2021	6,019,786	$11.15	5.8	$414,298

The weighted-average grant date fair value of options granted for the year ended December 31, 2019 was $9.17 per share. No options were granted in 2021 or 2020.

As of December 31, 2021, the total unrecognized stock-based compensation cost for unvested stock options was $12.2 million, which is expected to be recognized over a weighted-average period of 1.1 years. As of December 31, 2020, the total unrecognized stock-based compensation cost for unvested stock options was $31.9 million, which was expected to be recognized over a weighted-average period of 1.9 years.

Restricted stock units

    In 2018, the Company began issuing RSUs to certain employees, officers, non-employee consultants, and directors. The RSUs granted prior to the IPO vest upon the satisfaction of both a service and a performance condition, if both conditions are met before the award’s expiration date. For certain awards the performance condition was satisfied solely on the effective date of a registration statement for our IPO and for other awards the performance condition was satisfied on the earlier of either the effective date of a registration statement for our IPO or a change in control. RSUs granted with service vesting conditions, generally vest over four years on either a quarterly or annual vesting schedule. Prior to the Company’s IPO, the grant date fair value of RSUs was determined based upon the fair value of the Company’s common stock as described above under stock options. Subsequent to the completion of the Company’s IPO in May 2021, the fair value of RSUs was determined based on the trading price of our publicly traded common stock. The grant date fair value of RSUs granted during 2021, 2020, and 2019 was $350.6 million, $132.4 million and $32.2 million, respectively.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

Prior to the effective date of the registration statement for our IPO, achievement of the performance conditions was not probable. Upon the effective date of the registration statement for the IPO, the performance vesting condition for all RSUs granted was satisfied and the Company recognized on a graded vesting basis a cumulative catch-up stock-based compensation adjustment of $115.3 million in its consolidated statement of operations and comprehensive loss for the portion of the service period satisfied from the grant date through the effective date of the registration statement. All RSUs granted subsequent to the IPO vest based on continued service, which is generally over four years. The intrinsic value of RSUs vested during the year ended December 31, 2021 was $187.7 million.

As of December 31, 2021, the total unrecognized stock-based compensation cost for all RSUs outstanding at that date was $281.0 million, which is expected to be recognized over a weighted-average vesting period of 2.0 years.

The following table summarizes the RSU activity during the year ended December 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	5,357,120	$31.20
Granted	4,595,003	76.30
Vested	(2,539,034)	33.81
Canceled/Forfeited	(790,405)	46.05
Unvested at December 31, 2021	6,622,684	$59.72

 During 2021, we granted an aggregate of 1,024,946 RSUs in connection with the acquisitions of Levelset, LaborChart, and Indus at grant date fair values ranging from $64.55 to $100.10 per share, for a total grant date fair value of $90.6 million. These RSUs are included in the number of shares granted during 2021 and are accounted for as post-acquisition stock-based compensation expense as they vest over a period of four years based on continued employment.

Restricted stock awards

In November 2021, the Company issued 199,670 RSAs to certain key Levelset employees in connection with the acquisition of Levelset that vest based on their continued services over a two-year period. The fair value of the RSAs issued was $95.05 per share, which was the closing trading stock price of the Company’s common stock on the acquisition date. These shares are released from restriction quarterly over a two-year period assuming the continued service of the employees. As of December 31, 2021, no shares have vested. During 2021, the Company recognized stock-based compensation expense of $1.6 million relating to these shares.

In July 2019, the Company issued 205,464 restricted Series H-1 redeemable convertible preferred stock awards (“Series H-1 RSAs”) to certain employees at a grant date fair value of $26.75 in connection with the acquisition of Honest Buildings. These shares were released from restriction 50% on the first anniversary and 50% on the second anniversary of the acquisition date based on the continued service of the employees. As of December 31, 2021 and 2020, 205,464 and 102,732 of the Series H-1 RSAs have vested, respectively. Upon the closing of the IPO, the Series H-1 RSAs automatically converted into shares of restricted common stock on a one-for-one basis. During the year ended December 31, 2021 and 2020, the Company recognized stock-based compensation expense of $1.6 million and $2.7 million, respectively, for these shares.

Sales of common stock

During the years ended December 31, 2021 and 2020, certain of the Company’s investors acquired outstanding common stock from the Company’s employees. For the shares acquired at a price in excess of the estimated fair value of the Company’s common stock, the Company recorded stock-based compensation expense of $5.5 million during the period from January 1, 2021 through the Company’s IPO on May 20, 2021 and $21.0 million during the year ended December 31, 2020, for the difference between the price paid by the investors and the estimated fair value on the date of the transactions.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

Employee Stock Purchase Plan

In May 2021, the Company’s board of directors adopted, and the stockholders approved, the ESPP, which became effective immediately prior to the effective date of the Company's IPO. A total of 2,600,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the immediately preceding year; and (ii) 3,900,000 shares, except before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii).

The offering periods are scheduled to start in May and November of each year. The first offering period commenced on the Company’s first day of trading on May 20, 2021 and comprises three purchase periods of approximately six months in length, scheduled to end on November 15, 2022. The ESPP provides for consecutive offering periods that will typically have a duration of 12 months in length and comprise two purchase periods of six months in length.

The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25,000 of stock per calendar year. A participant may purchase a maximum of 2,500 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares shall be 85% of the lower of the fair market value of the common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. However, in the event the fair value of the common stock on the purchase date is lower than the fair value on the first trading day of the offering period, the offering period is terminated immediately following the purchase and a new offering period begins the following day. Participants may end their participation at any time prior to the last 15 days of a purchase period and will be repaid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment.

We estimate the fair value of the ESPP purchase rights on the date of grant using the Black-Scholes option pricing model with the following assumptions during the year ended December 31, 2021.

Risk-free interest rate	0.03% to 0.18%
Expected term (in years)	0.5 to 1.5
Estimated dividend yield	0%
Estimated weighted-average volatility	44.81% to 69.39%

The term for the ESPP purchase rights is the offering period. We estimate volatility using historical volatilities of a group of public companies in a similar industry and stage of life cycle, selected by management, for a period commensurate with the term. The interest rate is derived from government bonds with a similar term to the ESPP purchase right granted. We have not declared, nor do we expect to declare dividends in the foreseeable future. Consequently, an expected dividend yield of zero was utilized. The fair value of the Company’s common stock used to value ESPP purchase rights is determined based upon the fair value of the Company’s common stock as described above under stock options.

Employee payroll contributions accrued in connection with the ESPP were $4.5 million as of December 31, 2021, and are included within accrued expenses in the consolidated balance sheet. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders' equity on the purchase date. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period. Forfeitures are recognized as they occur. During the year ended December 31, 2021, the Company recorded stock-based compensation of $8.5 million in connection with the ESPP. During the year ended December 31, 2021, 166,370 shares of our common stock were purchased under the ESPP.

As of December 31, 2021, unrecognized stock-based compensation expense related to the ESPP was $13.8 million, which is expected to be recognized over a weighted-average period of 0.6 years.

Stock-based compensation

The Company recorded total stock-based compensation cost from stock options, RSUs, ESPP, RSAs, and sales of stock by employees in excess of fair value as follows (in thousands):

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$8,094	$1,722	$1,095
Sales and marketing	68,755	13,385	7,463
Research and development	85,040	12,930	6,584
General and administrative	65,272	15,923	4,096
Total stock-based compensation expense	$227,161	$43,960	$19,238
Stock-based compensation capitalized for software development	5,247	575	1,253
Total stock-based compensation cost	$232,408	$44,535	$20,491

There were no net tax benefits recognized in the consolidated statements of operations and comprehensive loss for stock-based compensation arrangements for the years ended December 31, 2021, 2020 and 2019 due to the Company having a full valuation allowance against its deferred tax assets.
13.	INCOME TAXES

The domestic and foreign components of loss before (benefit from) provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(289,187)	$(98,439)	$(84,429)
Foreign	264	1,279	1,393
Total	$(288,923)	$(97,160)	$(83,036)

The (benefit from) provision for income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
State	$480	$109	$112
Foreign	255	209	1
Total	735	318	113
Deferred:
Federal	(17,841)	(1,072)	(556)
State	(6,301)	(297)	(46)
Foreign	(351)	58	560
Total	(24,493)	(1,311)	(42)
(Benefit from) provision for income taxes	$(23,758)	$(993)	$71

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

The following table provides a reconciliation between income taxes computed at the U.S. federal statutory rate and the Company's (benefit from) provision for income taxes (in thousands):

	Year Ended December 31,
	2021	2020	2019
Computed expected income tax benefit	$(60,674)	$(20,404)	$(17,437)
State income taxes - net of federal income tax benefit	(9,917)	(2,663)	(2,879)
Change in valuation allowance	90,488	26,747	27,836
Non-deductible expenses	8,667	453	1,366
Series I warrant	-	9,082	-
Stock-based compensation	(36,693)	(5,320)	(2,980)
Tax credits (federal and state)	(15,753)	(8,258)	(6,338)
Foreign rate differential	(491)	(701)	269
Other	615	71	234
(Benefit from) provision for income taxes	$(23,758)	$(993)	$71

Significant components of the Company's deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss	$194,839	$96,942
Tax credits	42,845	26,666
Lease liabilities	24,032	24,933
Stock-based compensation	24,461	4,306
Other	3,871	1,241
Total deferred tax assets	290,048	154,088
Valuation allowance	(204,182)	(112,389)
Total deferred tax assets, net	85,866	41,699

Deferred tax liabilities:
Lease assets	(20,696)	(22,200)
Acquired intangible assets	(48,163)	(7,412)
Capitalized software	(6,724)	(4,553)
Contract cost asset	(10,179)	(8,083)
Prepaid and accrued expenses	(2,021)	(417)
Other	(1,015)	(24)
Total deferred tax liabilities	(88,798)	(42,689)
Total	$(2,932)	$(990)

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

In assessing the realizability of deferred tax assets, management considers whether it is "more likely than not" that some portion or all of the deferred tax assets will be realized. Realization of future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Based on all available objective evidence management believes it is "more likely than not" that the net deferred tax assets will not be fully realizable in the U.S. and U.K. as of December 31, 2021 and 2020. Accordingly, the Company’s U.S. and U.K. net deferred tax assets have been fully offset by a valuation allowance. The Company periodically evaluates the recoverability of the deferred tax assets and when it is determined to be "more likely than not" that the deferred tax assets are realizable, the valuation allowance is reduced. The net deferred tax liability position at December 31, 2021 and 2020 was primarily related to the Company's Australia and Canada tax jurisdictions.

The following table summarizes the activity related to the valuation allowance (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$112,389	$85,642	$51,703
Current year change	114,639	28,123	28,438
(Release of) increase in valuation allowance as a result of purchase accounting for business combinations	(22,846)	(1,376)	5,501
Ending balance	$204,182	$112,389	$85,642

At the date of acquisition of Levelset and LaborChart, each entity was in a net deferred tax liability position, primarily as a result of acquired intangible assets. These net deferred tax liabilities are an available source of income to realize the Company’s deferred tax assets. Accordingly, the Company released $24.2 million of valuation allowance which resulted in an income tax benefit in the consolidated statements of operations and comprehensive loss for 2021. The Company did not provide for U.S. income taxes on the undistributed earnings and other outside temporary differences of foreign subsidiaries as they are considered indefinitely reinvested outside the United States. At December 31, 2021 and 2020, the amount of temporary differences related to undistributed earnings and other outside temporary differences upon which U.S. income taxes have not been provided is immaterial to these consolidated financial statements.

As of December 31, 2021, the Company had federal net operating loss ("NOL") carryforwards of $794.5 million which comprise of definite and indefinite net operating losses. At December 31, 2021 the Company had federal net operating loss carryforwards of approximately $156.5 million, which expire at various intervals from the years 2025 through 2037 and had NOL carryforwards of $638.0 million which do not expire. As of December 31, 2021, the Company has state net operating losses of $509.0 million which will begin to expire in 2029. The Internal Revenue Code (“IRC”) of 1986, as amended, imposes restrictions on the utilization of net operating losses and credits when a Company experiences a cumulative change in ownership of more than 50% over a three-year period. As of December 31, 2021, the Company completed an analysis to determine if the Company was subject to the provisions of IRC Section 382. Although a portion of the net operating losses and credit carryovers are subject to annual limitations, the Company has determined that it should be able to fully utilize these net operating losses and credit carryovers before they expire, provided the Company generates sufficient taxable income.

As of December 31, 2021, the Company had credits for research activities available for carryforward for federal income tax purposes of $36.8 million and for state income tax purposes of $23.2 million, which are available to offset future income tax in those jurisdictions and which begin to expire in 2022 for federal and have no expiration for state.

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$8,369	$6,749	$5,100
Increases related to current period positions	7,158	2,439	1,869
Increases (decreases) related to prior period positions	1,483	(819)	(220)
Ending balance	$17,010	$8,369	$6,749

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

Due to the Company’s full valuation allowance on federal and state taxes, none of the unrecognized tax benefits would affect the Company’s effective tax rate, if recognized. The Company does not anticipate any significant increases or decreases to its unrecognized tax positions within the next 12 months. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2021 and 2020, accrued interest and penalties related to income tax positions were not significant.

The Company files U.S. federal, various state, and foreign income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. The tax years from 2003 forward remain subject to examination for federal purposes. Generally, state and foreign tax authorities may examine the Company’s tax returns for four years and five years, respectively, from the date an income tax return is filed. However, the taxing authorities may continue to examine the Company’s federal and state NOL carryforwards until the statute of limitations closes on the tax years in which the federal and state net operating losses are utilized. The Company is not currently under exam in any jurisdiction.
14.	NET LOSS PER SHARE

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

The following weighted-average potentially dilutive shares are excluded from the calculation of diluted earnings per share as they are anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Shares of common stock issuable upon conversion of redeemable convertible preferred stock	33,431,158	82,428,289	74,925,035
Shares of common stock issuable upon conversion of Series I warrant	-	1,059,620	-
Restricted stock units and restricted stock awards subject to future vesting	6,155,387	3,826,250	878,693
Shares issuable pursuant to the ESPP	326,819	-	-
Shares of common stock issuable from stock options	9,618,882	15,749,829	17,883,037
Unvested early exercised common stock	-	-	12,254
Total	49,532,246	103,063,988	93,699,019

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

15.	EMPLOYEE BENEFIT PLANS

The Company has a defined-contribution plan in the U.S. intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes contributions to the plan up to 4% of the participating employee’s W-2 earnings and wages. Matching contributions to the 401(k) Plan totaled $9.6 million, $7.6 million, and $6.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The Company also has defined-contribution plans in certain other countries. The Company made matching contributions to these plans totaling $1.8 million, $1.0 million, and $0.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.
16.	GEOGRAPHIC INFORMATION

The following table sets forth the Company’s revenues by geographic region, which is determined based on the billing location of the customer (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue by geographic region
United States	$439,871	$351,323	$256,522
Rest of the world	74,950	48,968	32,672
Total revenue	$514,821	$400,291	$289,194
Percentage of revenue by geographic region
United States	85%	88%	89%
Rest of the world	15%	12%	11%

The following table sets forth the total of property and equipment, net, and right of use lease assets by geographic region (in thousands):

	December 31,
	2021	2020
United States	$113,208	$116,629
Rest of the world	7,304	5,487
Total	$120,512	$122,116

17.	RESTRUCTURING

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

During the year ended December 31, 2020, the Company recorded severance and other benefit costs of $4.4 million in connection with the business transformation plan. There have been no restructuring events or expenses in the year ended December 31, 2021.

The following table summarizes the above restructuring-related expenses for 2020 by line item within the consolidated statement of operations and comprehensive loss (in thousands):

Cost of revenue	$127
Sales and marketing	1,824
Research and development	1,681
General and administrative	801
Total	$4,433

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Management’s Report on Internal Control Over Financial Reporting.

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Changes in Internal Control Over Financial Reporting.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. We continue to integrate policies, processes, people, technology, and operations relating to our acquisition of Levelset and will continue to evaluate the impact of any related changes to our internal control over financial reporting. Our chief executive officer and chief financial officer concluded that there has not been any material change in our internal control over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspection.

Not applicable.

PART III

Certain information required by Part III is incorporated herein by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Conduct and Ethics that applies to all officers, directors and employees, which is available on our website at investors.procore.com under “Governance.”

We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information on our Website, at the Internet address and location specified above.

The remaining information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements.

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedule.

All financial statement schedules have been omitted, as the information is not applicable or is not required under the related instructions, or because the information required is already included in the financial statements or the notes thereto.

(3) Exhibits.

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated as of September 20, 2021, by and among Procore Technologies, Inc., Lucky Strike Merger Sub, Inc., Express Lien, Inc., and Shareholder Representative Services LLC, as Stockholder Representative	10-Q	001-40396	2.1	November 5, 2021
3.1†	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40396	3.1	May 24, 2021

3.2†	Amended and Restated Bylaws of the Registrant	8-K	001-40396	3.2	May 24, 2021

4.1†	Form of common stock certificate of the Registrant	S-1/A	333-236789	4.1	May 6, 2021
4.2†	Sixth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 24, 2019	S-1/A	333-236789	4.2	February 28, 2020
4.3*	Description of Registrant’s Securities
10.1†+	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1/A	333-236789	10.1	May 6, 2021
10.2†+	Procore Technologies, Inc. 2014 Equity Incentive Plan and related form agreements	S-1/A	333-236789	10.2	February 28, 2020
10.3†+	Procore Technologies, Inc. 2021 Equity Incentive Plan and related form agreements	S-1/A	333-236789	10.3	May 10, 2021
10.4†+	Procore Technologies, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-236789	10.4	May 10, 2021
10.5†	Lease by and between Carp Two, LLC, and the Registrant, dated as of August 13, 2013, as amended	S-1	333-236789	10.4	February 28, 2020
10.6†	Lease by and between Carp Two, LLC, and the Registrant, dated as of January 1, 2014, as amended	S-1	333-236789	10.5	February 28, 2020
10.7†	Lease by and between 6267 Carp Ave, LLC, and the Registrant, dated as of November 1, 2017	S-1	333-236789	10.6	February 28, 2020
10.8†	Lease by and between 6303 Carpinteria Avenue, LLC, and the Registrant, dated as of October 5, 2015, as amended	S-1	333-236789	10.7	February 28, 2020
10.9†	Lease by and between 6303 Carpinteria Avenue, LLC, and the Registrant, dated as of May 25, 2016	S-1	333-236789	10.8	February 28, 2020
10.10†	Loan and Security Agreement by and between Silicon Valley Bank and the Registrant, dated October 23, 2018 and related amendments, as amended and restated on February 14, 2020	S-1	333-236789	10.9	February 28, 2020
10.11*	First Amendment to Amended and Restated Loan and Security Agreement, dated May 7, 2020
10.12†+	Cash Incentive Bonus Plan	S-1/A	333-236789	10.10	February 28, 2020
10.13*+	Non-Employee Director Compensation Policy
10.14†+	Offer Letter by and between Craig F. Courtemanche and the Registrant, dated as of April 30, 2021	S-1/A	333-236789	10.11	May 6, 2021
10.15†+	Offer Letter by and between Dennis Lyandres and the Registrant, dated as of April 30, 2021	S-1/A	333-236789	10.12	May 6, 2021
10.16†+	Offer Letter by and between Paul Lyandres and the Registrant, dated as of April 30, 2021	S-1/A	333-236789	10.13	May 6, 2021

10.17†+	Offer Letter by and between Benjamin Singer and the Registrant, dated as of April 30, 2021	S-1/A	333-236789	10.14	May 6, 2021
10.18†+	Offer Letter by and between Sam Crigman and the Registrant, dated as of April 30, 2021	S-1/A	333-236789	10.15	May 6, 2021
10.19†+	Offer Letter by and between Patricia Wadors and the Registrant, dated as of April 30, 2021	S-1/A	333-236789	10.16	May 6, 2021
10.20†+	Form of Executive Severance Agreement between the Registrant and each of its executive officers	S-1/A	333-236789	10.17	May 6, 2021
21.1*	List of subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
24.1*	Power of Attorney (included on signature page)
31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer

32.2*#	Section 906 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Previously filed.
+	Indicates management contract or compensatory plan.

#

The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in any such filing.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Procore Technologies, Inc.

Date: March 4, 2022	By:	/s/ Craig F. Courtemache, Jr.
Craig F. Courtemanche, Jr.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Craig F. Courtemanche, Jr. and Paul Lyandres, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig F. Courtemanche, Jr. Craig F. Courtemanche, Jr.	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 4, 2022

/s/ Paul Lyandres Paul Lyandres	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 4, 2022

/s/ William F. Fleming, Jr. William F. Fleming, Jr.	Senior Vice President, Corporate Controller (Principal Accounting Officer)	March 4, 2022

/s/ Nanci Caldwell Nanci Caldwell	Director	March 4, 2022

/s/ Erin Chapple Erin Chapple	Director	March 4, 2022
/s/ Brian Feinstein	Director	March 4, 2022
Brian Feinstein
/s/ William Griffith William Griffith	Director	March 4, 2022

/s/ Kevin J. O’Connor Kevin J. O’Connor	Director	March 4, 2022

/s/ Graham Smith	Director	March 4, 2022
Graham Smith

/s/ Elisa A. Steele Elisa A. Steele	Director	March 4, 2022

/s/ Kathryn Bueker	Director	March 4, 2022
Kathryn Bueker