Form 10-Q
period 2022-03-31
PROCORE TECHNOLOGIES, INC.
filed 2022-05-06
CIK 1611052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, the registrant had 135,563,890 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, are forward-looking statements of our future operating results and financial position, our business strategy and plans, market growth and trends, and objectives for future operations, and the impact of the ongoing coronavirus pandemic (the “COVID-19 pandemic”), on our financial conditions and results of operations. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These forward-looking statements include, but are not limited to, statements concerning the following:

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

•	our ability to effectively manage our growth;
•	anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•	economic and industry trends, in particular the rate of adoption of construction management software and digitization of the construction industry, inflation, and challenging geopolitical conditions;
•	our ability to attract new customers and retain and increase sales to existing customers;
•	our ability to expand internationally;
•	the effects of increased competition in our markets and our ability to compete effectively;
•	our estimated total addressable market;
•	our ability to develop new products and features, and whether our customers and prospective customers will adopt these new products and features;
•	our ability to maintain, protect, and enhance our brand;
•	the sufficiency of our cash to meet our cash needs for at least the next 12 months;
•	future acquisitions, joint ventures, or investments;
•	our ability to comply or remain in compliance with laws and regulations that currently apply or become applicable to our business in the United States (“U.S.”) and internationally;
•	the effects of the COVID-19 pandemic or other public health crises;
•	our reliance on key personnel and our ability to attract, maintain, and retain management and skilled personnel;
•	the future trading price of our common stock; and
•	our anticipated use of the net proceeds from our initial public offering (“IPO”).

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

•

we are subject to stringent, changing and sometimes potentially inconsistent obligations related to data privacy and security (both domestically and globally), and our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences, any of which could materially adversely affect our business, financial condition, results of operations, and prospects;

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Procore Technologies, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except number of shares and par value)	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$586,914	$586,108
Accounts receivable, net	79,777	113,977
Contract cost asset, current	18,358	17,030
Prepaid expenses and other current assets	40,730	35,173
Total current assets	725,779	752,288
Capitalized software development costs, net	34,898	27,062
Property and equipment, net	40,047	36,837
Right of use assets - finance leases	38,948	39,623
Right of use assets - operating leases	47,245	44,052
Contract cost asset, non-current	28,735	25,889
Intangible assets, net	192,501	201,977
Goodwill	540,024	540,922
Other assets	24,087	22,007
Total assets	$1,672,264	$1,690,657
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$14,408	$15,490
Accrued expenses	58,892	65,907
Deferred revenue, current	310,000	301,557
Other current liabilities	25,316	20,750
Total current liabilities	408,616	403,704
Deferred revenue, non-current	4,166	4,024
Finance lease liabilities, non-current	46,952	47,344
Operating lease liabilities, non-current	43,820	41,573
Other liabilities, non-current	4,325	4,723
Total liabilities	507,879	501,368
Contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized at March 31, 2022 and December 31, 2021; 0 shares issued and outstanding at March 31, 2022 and December 31, 2021.	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at March 31, 2022 and December 31, 2021; 135,451,587 and 134,046,926 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	13	13
Additional paid-in capital	1,898,241	1,852,071
Accumulated other comprehensive loss	(238)	(583)
Accumulated deficit	(733,631)	(662,212)
Total stockholders’ equity	1,164,385	1,189,289
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,672,264	$1,690,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2022	2021
Revenue	$159,516	$113,938
Cost of revenue	33,332	20,359
Gross profit	126,184	93,579
Operating expenses
Sales and marketing	93,915	53,965
Research and development	60,254	34,545
General and administrative	43,152	17,927
Total operating expenses	197,321	106,437
Loss from operations	(71,137)	(12,858)
Interest expense, net	(491)	(562)
Other income (expense), net	543	(183)
Loss before provision for income taxes	(71,085)	(13,603)
Provision for income taxes	334	129
Net loss	$(71,419)	$(13,732)
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(0.44)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	134,530,010	31,357,060
Total comprehensive loss
Net loss	$(71,419)	$(13,732)
Foreign currency translation adjustment	345	(24)
Comprehensive loss	$(71,074)	$(13,756)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

	Redeemable					Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances as of December 31, 2020	85,331,278	$727,474	30,707,113	$3	$124,755	$187	$(397,047)	$(272,102)
Exercise of stock options	-	-	1,264,484	-	11,038	-	-	11,038
Stock-based compensation	-	676	-	-	9,710	-	-	9,710
Foreign currency translation adjustment	-	-	-	-	-	(24)	-	(24)
Net loss	-	-	-	-	-	-	(13,732)	(13,732)
Balances as of March 31, 2021	85,331,278	$728,150	31,971,597	$3	$145,503	$163	$(410,779)	$(265,110)

	Redeemable					Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2021	-	$-	134,046,926	$13	$1,852,071	$(583)	$(662,212)	$1,189,289
Exercise of stock options	-	-	697,998	-	6,795	-	-	6,795
Stock-based compensation	-	-	-	-	39,375	-	-	39,375
Issuance of common stock upon settlement of restricted stock units	-	-	706,663	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	345	-	345
Net loss	-	-	-	-	-	-	(71,419)	(71,419)
Balances as of March 31, 2022	-	$-	135,451,587	$13	$1,898,241	$(238)	$(733,631)	$1,164,385

The accompanying notes are an integral part of these condensed consolidated financial statements

Procore Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating activities
Net loss	$(71,419)	$(13,732)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock-based compensation	37,209	10,303
Depreciation and amortization	15,147	7,301
Abandonment of long-lived assets	-	554
Noncash lease expense	2,156	1,866
Unrealized foreign currency (gain) loss, net	(477)	605
Deferred income taxes	(352)	(27)
Changes in operating assets and liabilities
Accounts receivable	34,125	20,723
Deferred contract cost assets	(4,066)	(1,562)
Prepaid expenses and other assets	(4,925)	(4,601)
Accounts payable	339	(3,516)
Accrued expenses and other liabilities	(4,357)	5,115
Deferred revenue	8,774	6,639
Operating lease liabilities	(1,870)	(1,372)
Net cash flow provided by operating activities	10,284	28,296
Investing activities
Purchases of property and equipment	(7,525)	(2,393)
Capitalized software development costs	(7,632)	(2,193)
Purchases of strategic investments	(2,329)	-
Settlement of post-close working capital adjustments from business combinations	1,291	-
Net cash flow used in investing activities	(16,195)	(4,586)
Financing activities
Proceeds from stock option exercises	6,907	11,627
Payments of deferred offering costs	-	(540)
Principal payments under finance lease agreements, net of proceeds from lease incentives	(365)	(314)
Net cash flow provided by financing activities	6,542	10,773
Net increase in cash, cash equivalents and restricted cash	631	34,483
Effect of exchange rate changes on cash	175	(629)
Cash, cash equivalents and restricted cash, beginning of period	589,212	383,253
Cash, cash equivalents and restricted cash, end of period	$590,018	$417,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$586,914	$413,761
Restricted cash, current at end of period included in prepaid expenses and other current assets	-	242
Restricted cash, non-current at end of period included in other assets	3,104	3,104
Total cash, cash equivalents and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$590,018	$417,107
Supplemental disclosure of cash flow information
Cash paid for interest other than finance leases	$38	$40
Cash paid for income taxes	98	-
Cash received for lease incentives	405	93
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	511	525
Operating cash flows from operating leases	2,518	1,732
Financing cash flows from finance leases	454	407
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses at period end	1,521	399
Capitalized software development costs included in accounts payable and accrued expenses at period end	1,829	591
Deferred offering costs included in accounts payable and accrued expenses at period end	270	2,113
Stock-based compensation capitalized for software development	2,166	83
Conversion of available-for-sale debt securities into equity securities	3,292	-
Right of use assets obtained in exchange for operating lease liabilities	6,993	76
Noncash net change due to operating lease remeasurement	(1,676)	(14)

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

Basis of presentation

The accompanying condensed consolidated financial statements include the interim financial statements of Procore Technologies, Inc. and its subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are unaudited. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2021. The condensed consolidated balance sheet information as of December 31, 2021 has been derived from our audited consolidated financial statements. The condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Certain balances have been reclassified to conform to current year presentation.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates its estimates and assumptions for continued reasonableness, primarily with respect to revenue recognition, the period of benefit of contract cost assets, the fair value of assets acquired and liabilities assumed in a business combination, stock-based compensation expense, including the fair value of the Company’s common stock prior to the effective date of the Company’s initial public offering (“IPO”), the recoverability of goodwill and long-lived assets, useful lives of long-lived assets, capitalization of software development costs, income taxes, including related reserves and allowances, and self-insurance reserve estimates. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable. Actual results could differ from our estimates.

In light of the currently unknown duration and severity of the COVID-19 pandemic, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply our significant accounting policies. As of the date these condensed consolidated financial statements were issued, the impacts of the COVID-19 pandemic did not have a significant impact on our estimates or judgments. Judgments and assumptions may change, as new events occur and additional information is obtained, as well as other factors related to the COVID-19 pandemic and economic recovery that could result in a meaningful impact on our condensed consolidated financial statements in future reporting periods.

Segments

We operate as a single operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and assess performance. Our CODM is our Chief Executive Officer. In recent years, we have completed a number of acquisitions which have allowed us to expand our products offered on our platform. While we provide different product offerings, including as a result of the Company's acquisitions, our business operates as one operating segment because our CODM evaluates the Company’s financial information for purposes of assessing financial performance and

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

allocating resources on a consolidated basis.

Deferred offering costs

Deferred offering costs of $6.0 million were recorded as other assets on the condensed consolidated balance sheet as of March 31, 2021, and consisted of costs incurred in connection with the sale of the Company’s common stock in the IPO, including certain legal, accounting, printing, and other IPO related costs. Upon the closing of the IPO, deferred offering costs of $7.5 million were reclassified to stockholders’ equity as a reduction from the proceeds of the offering. There are no deferred offering costs as of March 31, 2022.

Strategic investments

Investments in equity securities

We hold investments in equity securities of certain privately held companies, which do not have readily determinable fair values. We do not have a controlling interest or significant influence in these companies. We have elected to measure the non-marketable equity securities at cost, with remeasurements to fair value only upon the occurrence of observable price changes in orderly transactions for the identical or similar securities of the same issuer, or in the event of any impairment. This election is reassessed each reporting period to determine whether a non-marketable equity security has a readily determinable fair value, in which case they would no longer be eligible for this election. All gains and losses on such equity securities, realized and unrealized, are recorded in other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. We evaluate our non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. If an impairment exists, a loss is recognized in the condensed consolidated statements of operations and comprehensive loss for the amount by which the carrying value exceeds the fair value of the investment. In connection with certain equity securities purchased in the first quarter of 2022, the Company has a contractual obligation to provide additional investment funding of up to $4.9 million at the option of the investees.

As of March 31, 2022, the Company held investments in equity securities of privately held companies of $9.5 million, including $3.2 million of securities that were converted from certain previously held available-for-sale debt securities. There were no material gains or losses upon the conversion of the previously held debt securities into equity securities. The Company held $3.8 million of investments in equity securities of privately held companies as of December 31, 2021. Investments in equity securities are recorded in other assets in the condensed consolidated balance sheets. There were no impairments, changes in fair value, or realized gains or losses related to the investments in equity securities during the periods presented.

Available-for-sale debt securities

Available-for-sale debt securities are recorded at fair value with changes in fair value recorded in other comprehensive income or loss. We periodically review our available-for-sale debt securities to determine if there has been an other-than-temporary decline in fair value. If the impairment is deemed other-than-temporary, the portion of the impairment related to credit losses is recognized in other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss, and the portion related to non-credit related losses is recognized as a component of comprehensive loss. The Company held $3.5 million of investments in available-for-sale debt securities of privately held companies as of December 31, 2021, included within other assets in the condensed consolidated balance sheet. As of March 31, 2022, investments in available-for-sale debt securities of privately held companies are immaterial. No changes in fair value or impairments have been recorded for available-for-sale debt securities during the periods presented.

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

As of March 31, 2022 and December 31, 2021, the carrying value of the Company’s financial instruments included in current assets and current liabilities (including accounts receivable, accounts payable and accrued expenses) approximate fair value due to the short- term nature of such items. The Company classifies its money market funds recorded in cash equivalents within Level 1 of the hierarchy as the values are derived from quoted prices in active markets. As of March 31, 2022 and December 31, 2021, cash equivalents of $518.5 million and $514.9 million, respectively, were held in money market funds.

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

Deferred revenue

Contract liabilities consist of revenue that is deferred when we have the contractual right to invoice in advance of transferring services to our customers. The Company recognized revenue of $128.2 million and $93.9 million during the three months ended March 31, 2022 and 2021, respectively, that was included in deferred revenue balances at the beginning of the respective periods.

Remaining performance obligation

The transaction price allocated to remaining performance obligations represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancelable contracts that will be invoiced and recognized as revenue in future periods. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $626.7 million, of which the Company expects to recognize approximately 71% as revenue in the next 12 months and substantially all of the remainder between 12 and 36 months thereafter.

Significant accounting policies

Other than as described below, the accounting policies used in the preparation of these condensed consolidated financial statements are the same as those disclosed in the audited consolidated financial statements and related notes for the year ended December 31, 2021.

Self-insurance reserves

In January 2022, the Company elected to partially self-fund its health insurance plan. To reduce its risk related to high-dollar claims, the Company maintains individual stop-loss insurance. The Company estimates its exposure for claims incurred at the end of each reporting period, including claims not yet reported, with the assistance of an independent third-party actuary. As of March 31, 2022, the Company’s net self-insurance accrual was $1.1 million, included in other current liabilities within the condensed consolidated balance sheet.

Materials finance revenue

In connection with our acquisition of Express Lien, Inc. (d/b/a Levelset) (“Levelset”) in November 2021, the Company assumed a materials finance line of business, pursuant to which the Company facilitates the purchase of construction materials from suppliers and allows its customers to finance their purchases of such materials from the Company on deferred payment terms. Revenue is reported on a net basis as the supplier is primarily responsible for fulfilling the materials purchase orders and the Company does not have control over such materials. Materials finance revenues were not material to the quarter ended March 31, 2022.

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Recently adopted accounting pronouncements

Simplifying the Accounting for Convertible Instruments

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The new guidance simplifies the accounting for certain financial instruments by removing certain separation models required under current U.S. GAAP, including the beneficial conversion feature and cash conversion feature. ASU 2020-06 also improves and amends the related Earnings Per Share guidance for both Subtopics. ASU 2020-06 is effective for public business entities for fiscal years beginning after December 15, 2021 and interim periods within that fiscal year. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. On January 1, 2022, the Company adopted ASU 2020-06, using the full retrospective approach. The adoption had an immaterial impact on the Company’s condensed consolidated financial statements.
3.	LEASES

We have primarily entered into lease arrangements for office space, in addition to other miscellaneous equipment. Our leases have initial non-cancelable lease terms ranging from one to 10 years. Some of our leases include an option for the Company to extend the term of the lease for up to 10 years.

Operating lease commencements and modifications resulted in net increases to right of use assets–operating leases and corresponding operating lease liabilities on our condensed consolidated balance sheet of $7.0 million during the three months ended March 31, 2022. The lease additions during the three months ended March 31, 2022 primarily relate to an office space lease in Sydney, Australia, which was executed prior to December 31, 2021 and commenced in 2022, and an office space lease in New York, which was executed during the first quarter of 2022.
4.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets

Our finite-lived intangible assets are summarized as follows (in thousands):

	March 31, 2022
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$157,959	$(22,568)	$135,391
Customer relationships	66,350	(9,240)	57,110
Total	$224,309	$(31,808)	$192,501

	December 31, 2021
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$157,773	$(16,013)	$141,760
Customer relationships	66,350	(6,133)	60,217
Total	$224,123	$(22,146)	$201,977

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Intangible assets amortization expense is summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$5,654	$1,086
Sales and marketing	3,106	479
Research and development	902	183
Total amortization of acquired intangible assets	$9,662	$1,748

Goodwill

 As of March 31, 2022, the Company had goodwill of $540.0 million in its condensed consolidated balance sheet. During the three months ended March 31, 2022, goodwill decreased by $0.9 million due to the settlement of post-close working capital adjustments from business combinations which were completed in the fourth quarter of 2021, and the effect of foreign currency translation. There was no impairment of goodwill during the periods presented.
5.	ACCRUED EXPENSES

The following represents the components of accrued expenses contained within our condensed consolidated balance sheets at the end of each period (in thousands):

	March 31,	December 31,
	2022	2021
Accrued commissions and bonuses	$16,198	$29,676
Accrued salary, payroll tax, and employee benefit liabilities	32,043	25,997
Other accrued expenses	10,651	10,234
Total accrued expenses	$58,892	$65,907

6.	CONTINGENCIES

Litigation

From time to time, the Company may be subject to various litigation matters arising in the ordinary course of business. However, the Company is not aware of any currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations or cash flows should such litigation be resolved unfavorably.

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

The Company had a credit agreement (the “Credit Facility”) provided by Silicon Valley Bank, to be used for general corporate purposes, including the financing of working capital requirements. As of March 31, 2022 and December 31, 2021, the aggregate principal amount available under the Credit Facility was up to $75.0 million with the option to increase the availability

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

up to $100.0 million. The Credit Facility had a maturity date of May 7, 2022, and the Company elected to terminate the Credit Facility on April 29, 2022, prior to such maturity date.

As of each period presented, no amounts had been drawn down under the Credit Facility, and the Company was in compliance with all financial covenants.

As of March 31, 2022 and December 31, 2021, the Company had letters of credit outstanding under the Credit Facility of $6.5 million to secure various U.S. and Australia leased office facilities. Upon termination of the Credit Facility, the Company’s outstanding letters of credit, issued by Silicon Valley Bank, remain outstanding on an unsecured basis, without any requirement to set aside restricted cash.
8.	COMMON STOCK

Upon the closing of the IPO, the Company filed an Amended and Restated Certificate of Incorporation which authorized 1,000,000,000 shares of common stock with a par value of $0.0001 per share, and 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share. Each share of common stock is entitled to one vote per share.

9.	STOCK-BASED COMPENSATION

2021 Equity Incentive Plan

In May 2021, the Company’s board of directors adopted, and the stockholders approved, the 2021 Equity Incentive Plan (the "2021 Plan") with the purpose of granting stock-based awards, including stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance awards and other forms of awards, to employees, directors, and consultants. A total of 30,962,615 shares of common stock were authorized for issuance under the 2021 Plan in May 2021. The number of shares of our common stock reserved for issuance under our 2021 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to (i) 5% of the total number of shares of our common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (ii) a lesser number of shares determined by our board of directors prior to the applicable January 1. Accordingly, on January 1, 2022, the number of shares of common stock that may be issued under the 2021 Plan increased by an additional 6,702,346 shares. As of March 31, 2022, a total of 31,583,877 shares of common stock were available for issuance under the 2021 Plan. No stock options have been issued under the 2021 Plan.

Stock options

The following table summarizes the stock option activity during the three months ended March 31, 2022:

		Weighted-
	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2021	7,642,690	$12.98
Exercised	(697,998)	9.73
Canceled/Forfeited	(79,940)	21.08
Outstanding at March 31, 2022	6,864,752	13.22
Exercisable at March 31, 2022	5,715,153	$11.78

As of March 31, 2022, the total unrecognized stock‑based compensation cost for unvested stock options was $8.7 million, which is expected to be recognized over a weighted-average period of 0.9 years.

Restricted stock units

In 2018, the Company began issuing RSUs to certain employees, officers, non-employee consultants, and directors. The RSUs granted prior to the IPO vested upon the satisfaction of both a service and a performance condition, if both conditions are met before the award’s expiration date. For certain awards the performance condition was satisfied solely on the effective date of a registration statement for our IPO and for other awards the performance condition was satisfied on the earlier of either the effective date of a registration statement for our IPO or a change in control. RSUs granted with service vesting conditions

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

generally vest over four years on either a quarterly or annual vesting schedule.

Prior to the effective date of the registration statement for our IPO, achievement of the performance conditions was not probable. Upon the effective date of the registration statement for the IPO, the performance vesting condition for all RSUs granted was satisfied and the Company recognized on a graded vesting basis a cumulative catch-up stock-based compensation adjustment in its condensed consolidated statement of operations and comprehensive loss for the portion of the service period satisfied from the grant date through the effective date of the registration statement. All RSUs granted subsequent to the IPO vest based on continued service, which is generally over four years.

The following table summarizes the RSU activity during the three months ended March 31, 2022:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2021	6,622,684	$59.72
Granted	2,925,705	59.02
Vested	(706,663)	47.21
Canceled/Forfeited	(216,734)	55.89
Outstanding at March 31, 2022	8,624,992	$60.60

As of March 31, 2022, the total unrecognized stock‑based compensation cost for all RSUs outstanding was $410.7 million, which is expected to be recognized over a weighted‑average vesting period of 2.6 years.

Restricted stock awards

In November 2021, the Company issued 199,670 RSAs to certain key employees in connection with the acquisition of Levelset that vest based on their continued service over a two-year period. The fair value of the RSAs issued was $95.05 per share, which was the closing trading stock price of the Company’s common stock on the acquisition date. These shares are released from restriction quarterly over a two-year period assuming the continued service of the employees. As of March 31, 2022, 24,954 shares have vested. As of December 31, 2021, no shares had vested. During the three months ended March 31, 2022, the Company recognized stock-based compensation expense of $2.4 million relating to these shares.

In July 2019, the Company issued 205,464 restricted Series H-1 redeemable convertible preferred stock awards (“Series H-1 RSAs”) to certain employees at a grant date fair value of $26.75 in connection with the acquisition of Honest Buildings, Inc. These shares were released from restriction 50% on the first anniversary and 50% on the second anniversary of the acquisition date based on continued service of the employees. As of March 31, 2021, 102,732 of the Series H-1 RSAs were vested, and all Series H-1 RSAs were fully-vested in July 2021. Upon the closing of the IPO, the Series H-1 RSAs automatically converted into shares of restricted common stock on a one-for-one basis. During the three months ended March 31, 2021, the Company recognized stock-based compensation expense of $0.7 million for these shares.

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

Employee Stock Purchase Plan

In May 2021, the Company’s board of directors adopted, and the stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effective date of the Company's IPO. A total of 2,600,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP automatically increases on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the immediately preceding year; and (ii) 3,900,000 shares, except before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Accordingly, on January 1, 2022, the number of shares of common stock reserved under the 2021 ESPP increased by an additional 1,340,469 shares.

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

We estimate the fair value of the ESPP purchase rights on the date of grant using the Black-Scholes option pricing model with the following assumptions during the three months ended March 31, 2022.

Risk-free interest rate	0.03% to 0.05%
Expected term (in years)	0.5 to 1.5
Estimated dividend yield	0.00%
Estimated weighted-average volatility	63.42% to 69.39%

The term for the ESPP purchase rights is the offering period. We estimate volatility using historical volatilities of a group of public companies in a similar industry and stage of life cycle, selected by management, for a period commensurate with the term. The interest rate is derived from government bonds with a similar term to the ESPP purchase right granted. We have not declared, nor do we expect to declare dividends in the foreseeable future. Consequently, an expected dividend yield of zero was utilized. The fair value of the Company’s common stock used to value ESPP purchase rights is based on the trading price of our publicly traded common stock.

Employee payroll contributions accrued in connection with the ESPP were $10.4 million as of March 31, 2022, and are included within accrued expenses in the condensed consolidated balance sheet. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders' equity on the purchase date. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period. Forfeitures are recognized as they occur. During the three months ended March 31, 2022, the Company recorded stock-based compensation of $3.4 million in connection with the ESPP.

As of March 31, 2022, the total unrecognized stock-based compensation expense related to the ESPP was $9.3 million, which is expected to be recognized over a weighted-average period of 0.4 years.

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock-based compensation

The Company recorded total stock-based compensation cost from stock options, RSUs, ESPP, RSAs, and sales of stock by employees in excess of fair value as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$1,458	$1,161
Sales and marketing	10,296	3,252
Research and development	13,008	3,246
General and administrative	12,447	2,644
Total stock-based compensation expense	$37,209	$10,303
Stock-based compensation capitalized for software development	2,166	83
Total stock-based compensation cost	$39,375	$10,386

10.	INCOME TAXES

For the three months ended March 31, 2022 and 2021, the Company recorded an income tax expense of $0.3 million and $0.1 million, respectively.  As of March 31, 2022, the Company maintained a full valuation allowance on its U.S. federal, state, and certain foreign net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.

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
11.	NET LOSS PER SHARE

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

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following weighted-average potentially dilutive shares are excluded from the calculation of diluted earnings per share as they are anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Shares of common stock issuable upon conversion of redeemable convertible preferred stock	-	85,331,278
Restricted stock units and restricted stock awards subject to future vesting	6,631,968	5,627,249
Shares issuable pursuant to the ESPP	520,485	-
Shares of common stock issuable from stock options	7,250,114	11,602,293
Total	14,402,567	102,560,820

12.	GEOGRAPHIC INFORMATION

The following table sets forth the Company’s revenues by geographic region, which is determined based on the billing location of the customer (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue by geographic region:
United States	$136,204	$98,606
Rest of the world	23,312	15,332
Total revenue	$159,516	$113,938
Percentage of revenue by geographic region:
United States	85%	87%
Rest of the world	15%	13%

13.	SUBSEQUENT EVENTS

The Company elected to terminate its Credit Facility on April 29, 2022, as disclosed in Note 7 of these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K dated March 4, 2022. You should review the disclosure under “Part II, Item 1A - Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company”, “Procore,” “we,” “us” and “our” refer to Procore Technologies, Inc. and its consolidated subsidiaries.

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

Certain Factors Affecting Our Performance

Acquiring New Customers and Retaining and Expanding Existing Customers’ Use of Our Platform

We are highly focused on continuing to acquire new customers to support our long-term growth. We intend to efficiently drive new customer acquisitions by continuing to invest across our sales and marketing engine to engage our prospective customers, increase brand awareness, and drive adoption of our products and platform. The number of customers on our platform has increased from 10,668 as of March 31, 2021 to 12,809 as of March 31, 2022, reflecting a year-over-year growth rate of 20%. All customer counts aforementioned exclude the customers acquired from Levelset, LaborChart, and Esticom, Inc. (“Esticom”), as they are on non-standard legacy contracts. Levelset, LaborChart, and Esticom customers will be included in our customer metrics when they are renewed onto standard Procore annual contracts. Levelset has more than 3,000 customers as of March 31, 2022.

Our ability to continue to grow our business and serve the broader needs of the construction industry depends on acquiring new customers, customers purchasing new products, renewing and expanding their use of existing products, and maintaining or increasing the price of our existing products.

Continued Technology Innovation and Expansion of Our Platform

We plan to continue to invest in technology innovation and product development to enhance the capabilities of our platform. Additional features and products will also enable customers and collaborators to manage new workflows on our platform and allow us to attract a broader set of stakeholders. We have introduced new products developed in-house and through our acquisitions of Zimfly, Inc., Honest Buildings, Inc., Construction BI, LLC, Esticom, LaborChart, and Levelset. We intend to continue to invest in building additional products, financial offerings, features, and functionality that expand our capabilities and facilitate the extension of our platform. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. Our acquisitions of LaborChart and Levelset closed in the fourth fiscal quarter of 2021, and, as such, we expect that expenses, both in dollars and as a percentage of total revenues, may increase from the current or historical periods. Our future success is dependent on our ability to successfully develop or acquire, market, and sell existing and new products to both new and existing customers.

International Growth

We see international expansion as a major, and largely greenfield, opportunity for growth as we look to capture a larger part of the worldwide construction market. We have started to grow our presence internationally with the opening of sales and marketing offices in Sydney, Australia and Vancouver and Toronto, Canada in 2017; London, England in 2018; Mexico City, Mexico in 2019; and Singapore, Republic of Singapore; Paris, France; Dublin, Ireland; and Dubai, United Arab Emirates in 2022. We have also developed focused sales and marketing efforts in Germany, where we do not yet maintain an office location. As a result of our international efforts, we support multiple languages and currencies.

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

Furthermore, the COVID-19 pandemic has spurred changes in the way we work as we move to a more hybrid workforce. Some of our employees have begun to return to in-person offices in 2022; however, that may change if the number of COVID-19 cases rises where our offices are located or if there is an increase in new variants, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners.

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

Cost of Revenue

Cost of revenue primarily consists of customer support personnel-related compensation expenses, including salaries, benefits, stock-based compensation, payroll taxes, commissions, and bonuses, third-party hosting costs, software license fees, amortization of acquired technology intangible assets, amortization of capitalized software development costs, and allocated overhead. We expect our cost of revenue to increase on an absolute dollar basis as our revenue and acquisition activities increase. We intend to continue to invest additional resources in platform hosting, customer support, and software development as we grow our business and to ensure that our customers are realizing the full benefit of our products. The level and timing of investment in these areas could affect our cost of revenue in the future.

Costs related to the development of internal-use software for new products and major platform enhancements are capitalized until the software is substantially complete and ready for its intended use. Capitalized software development costs are amortized on a straight-line basis over the developed software’s estimated useful life of two years and the amortization is recorded in cost of revenue.

Subsequent to our IPO in 2021, we have incurred higher cost of revenue expenses as a result of stock-based compensation expense associated with restricted stock units (“RSUs”) where the performance condition was satisfied upon the effective date of the registration statement for our IPO, and higher employer payroll taxes related to employee stock transactions. We anticipate additional stock-based compensation expense and employer payroll tax related to employee stock transactions going forward. In addition, we recorded and will continue to record significant amortization of acquired developed technology intangible assets as a result of our acquisitions of Levelset and LaborChart in the fourth quarter of 2021.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. For each of these categories of expense, personnel-related compensation expenses are the most significant component, which include salaries, stock-based compensation, commissions, payroll taxes, bonuses, and benefits. To support the growth of our business, we also increased our headcount in each of these categories, including, to a limited extent, through our acquisitions.

Subsequent to our IPO in 2021, we have incurred higher operating expenses as a result of stock-based compensation expense associated with RSUs where the performance condition was satisfied upon the effective date of the registration statement for our IPO, and higher employer payroll taxes related to employee stock transactions. We anticipate additional stock-based compensation expense and employer payroll tax related to employee stock transactions going forward.

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

General and Administrative

General and administrative expenses primarily consist of personnel-related compensation expenses for our finance, executive, human resources, information technology, legal, and other administrative functions. Additionally, general and administrative expenses include non-personnel-related expenses, such as professional fees for audit, legal, tax, and other external consulting services, including acquisition-related transaction expenses, costs associated with operating as a public company, including insurance costs, professional services, investor relations, and other compliance costs, property and use taxes, licenses, travel and entertainment costs, and allocated overhead. We expect to increase the size of our general and administrative functions to support the growth of our business, including our international expansion.

Interest Expense, Net

Interest expense, net consists primarily of interest expense associated with our finance leases and undrawn fees associated with our former credit agreement (the “Credit Facility”), terminated as of April 29, 2022, which was provided by Silicon Valley Bank, and which is partially offset by interest income from money market funds.

Other Income (Expense), Net

Other income (expense), net primarily consists of gain or loss on foreign currency transactions and miscellaneous other income.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes of U.S. state franchise taxes and certain foreign jurisdictions in which we conduct business, net of the release of valuation allowance as a result of deferred tax liabilities from acquisitions that are an available source of income to realize our deferred tax assets. As we expand our international operations, we expect to incur increased foreign tax expenses. We have a full valuation allowance for net U.S. and U.K. deferred tax assets. The U.S. valuation allowance includes net operating loss (“NOL”) carryforwards, and tax credits related primarily to research and development for our operations in the United States. The U.K. valuation allowance is primarily comprised of NOL carryforwards. We expect to maintain this full valuation allowance for our net U.S. and U.K. deferred tax assets for the foreseeable future.

Results of Operations

The following tables set forth our condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated. Certain percentages below may not sum due to rounding.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue	$159,516	$113,938
Cost of revenue (1)(2)(3)	33,332	20,359
Gross profit	126,184	93,579
Operating expenses:
Sales and marketing (1)(2)(3)(4)	93,915	53,965
Research and development (1)(2)(3)(4)	60,254	34,545
General and administrative (1)(3)(4)	43,152	17,927
Total operating expenses	197,321	106,437
Loss from operations	(71,137)	(12,858)
Interest expense, net	(491)	(562)
Other income (expense), net	543	(183)
Loss before provision for income taxes	(71,085)	(13,603)
Provision for income taxes	334	129
Net loss	$(71,419)	$(13,732)

	Three Months Ended March 31,
	2022	2021
	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue (1)(2)(3)	21%	18%
Gross profit	79%	82%
Operating expenses:
Sales and marketing (1)(2)(3)(4)	59%	47%
Research and development (1)(2)(3)(4)	38%	30%
General and administrative (1)(3)(4)	27%	16%
Total operating expenses	124%	93%
Loss from operations	(45%)	(11%)
Interest expense, net	(0%)	(0%)
Other income (expense), net	0%	(0%)
Loss before provision for income taxes	(45%)	(12%)
Provision for income taxes	0%	0%
Net loss	(45%)	(12%)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$1,458	$1,161
Sales and marketing	10,296	3,252
Research and development	13,008	3,246
General and administrative	12,447	2,644
Total stock-based compensation expense	$37,209	$10,303

(2)	Includes amortization of acquired intangible assets as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$5,654	$1,086
Sales and marketing	3,106	479
Research and development	902	183
Total amortization of acquired intangible assets	$9,662	$1,748

(3)	Includes employer payroll tax on employee stock transactions as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$81	$4
Sales and marketing	608	142
Research and development	1,027	74
General and administrative	545	80
Total employer payroll tax on employee stock transactions	$2,261	$300

(4)	Includes acquisition-related expenses as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Sales and marketing	$207	$-
Research and development	1,101	-
General and administrative	1,038	-
Total acquisition-related expenses	$2,346	$-

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenue

	Three Months Ended March 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Revenue	$159,516	$113,938	$45,578	40%

During the three months ended March 31, 2022, our revenue increased by $45.6 million, or 40%, compared to the three months ended March 31, 2021, which is primarily due to expansion within our existing customers and revenue from new customers added during the year. The acquisition of Levelset in November 2021 contributed $6.9 million in revenue in the first quarter of 2022. Revenue from our other acquisitions in 2021 was not material in the first quarter of 2022. The increase in revenue from existing customers includes the net benefit of a full quarter of subscription revenue in 2022 from customers that were newly acquired in 2021 and continued their subscriptions in the first quarter of 2022, and customers that expanded their subscriptions in 2022 through the purchase of additional construction volume or products, as well as price increases.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Cost of revenue	$33,332	$20,359	$12,973	64%
Gross profit	126,184	93,579	32,605	35%
Gross margin	79%	82%

The increase in cost of revenue during the three months ended March 31, 2022 was primarily attributable to an increase of $4.6 million in amortization of acquired developed technology intangible assets related to recent acquisitions, and an increase of $4.5 million in personnel-related expenses driven by headcount and merit increases. The increase in cost of revenue was also attributable to a $2.3 million increase in third-party cloud hosting and related services as we grow our customer base. We increased our cost of revenue headcount by 51% since March 31, 2021 in order to continue to support the growth of our business.

Operating Expenses

	Three Months Ended March 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Sales and marketing	$93,915	$53,965	$39,950	74%

The increase in sales and marketing expenses during the three months ended March 31, 2022 was primarily attributable to an increase of $28.1 million in personnel-related expenses, including an increase of $20.6 million in salaries and wages driven by headcount and merit increases, and an increase of $7.0 million in stock-based compensation expense. Stock-based compensation expense increased primarily due to RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO. The increase in sales and marketing expenses was also attributable to a $2.6 million increase in amortization of acquired customer relationship intangible assets related to recent acquisitions, a $2.3 million increase in marketing events and expenses, a $2.1 million increase in professional fees primarily for contractors to supplement our staff levels, and a $2.0 million increase in travel-related costs. We increased our sales and marketing headcount by 48% since March 31, 2021 in order to continue to drive customer growth.

	Three Months Ended March 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Research and development	$60,254	$34,545	$25,709	74%

The increase in research and development expenses during the three months ended March 31, 2022 was primarily attributable to an increase of $20.8 million in personnel-related expenses, including an increase of $10.1 million in salaries and wages driven by headcount and merit increases, and an increase of $9.8 million in stock-based compensation expense. Stock-based compensation expense increased primarily due to RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO. We increased our research and development headcount by 54% since March 31, 2021 in order to continue to build, enhance, maintain, and scale our products and platform.

	Three Months Ended March 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
General and administrative	$43,152	$17,927	$25,225	141%

The increase in general and administrative expenses during the three months ended March 31, 2022 was primarily due to an increase of $16.9 million in personnel-related expenses, including an increase of $9.8 million in stock-based compensation expense and a $6.6 million increase in salaries and wages driven by headcount and merit increases. Stock-based compensation expense increased primarily due to RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO. The increase in general and administrative expenses was also attributable to a $3.4 million increase in professional fees primarily for contractors and consultants to supplement our staff levels. We increased our general and administrative headcount by 61% since March 31, 2021 in order to continue to support the growth of our business.

Interest Expense, Net, Other Income (Expense), Net, and Provision for Income Taxes

	Three Months Ended March 31,		Change
	2022	2021	Dollar	Percent
		(dollars in thousands)
Interest expense, net	$491	$562	$(71)	(13%)
Other income (expense), net	543	(183)	726	*
Provision for income taxes	334	129	205	159%

* Percentage not meaningful

The change in other income (expense), net during the three months ended March 31, 2022 was primarily due to foreign currency gains related to changes in Australian and Canadian dollar exchange rates.

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

Non-GAAP Gross Profit, Non-GAAP Gross Margin, Non-GAAP Operating Expenses, Non-GAAP Loss from Operations, and Non-GAAP Operating Margin

We define these non-GAAP financial measures as the respective GAAP measures, excluding stock-based compensation expense, amortization of acquired intangible assets, employer payroll tax related to employee stock transactions, and acquisition-related expenses. Acquisition-related expenses include external and incremental transaction costs, such as legal and due diligence costs, and retention payments. These expenses are unpredictable, and generally would not have otherwise been incurred in the periods presented as part of our continuing operations. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related expenses, may not be indicative of such future costs. We believe excluding acquisition-related expenses facilitates the comparison of our financial results to the Company’s historical operating results and to other companies in our industry.

The following tables present reconciliations of our GAAP financial measures to our non-GAAP financial measures as of the periods presented:

Reconciliation of gross profit and gross margin to non-GAAP gross profit and non-GAAP gross margin:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Revenue	$159,516	$113,938
Gross profit	126,184	93,579
Stock-based compensation expense	1,458	1,161
Amortization of acquired technology intangible assets	5,654	1,086
Employer payroll tax on employee stock transactions	81	4
Non-GAAP gross profit	$133,377	$95,830
Gross margin	79%	82%
Non-GAAP gross margin	84%	84%

Reconciliation of operating expenses to non-GAAP operating expenses:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Revenue	$159,516	$113,938
GAAP sales and marketing	93,915	53,965
Stock-based compensation expense	(10,296)	(3,252)
Amortization of acquired intangible assets	(3,106)	(479)
Employer payroll tax on employee stock transactions	(608)	(142)
Acquisition-related expenses	(207)	-
Non-GAAP sales and marketing	$79,698	$50,092
GAAP sales and marketing as a percentage of revenue	59%	47%
Non-GAAP sales and marketing as a percentage of revenue	50%	44%

GAAP research and development	$60,254	$34,545
Stock-based compensation expense	(13,008)	(3,246)
Amortization of acquired intangible assets	(902)	(183)
Employer payroll tax on employee stock transactions	(1,027)	(74)
Acquisition-related expenses	(1,101)	-
Non-GAAP research and development	$44,216	$31,042
GAAP research and development as a percentage of revenue	38%	30%
Non-GAAP research and development as a percentage of revenue	28%	27%

GAAP general and administrative	$43,152	$17,927
Stock-based compensation expense	(12,447)	(2,644)
Employer payroll tax on employee stock transactions	(545)	(80)
Acquisition-related expenses	(1,038)	-
Non-GAAP general and administrative	$29,122	$15,203
GAAP general and administrative as a percentage of revenue	27%	16%
Non-GAAP general and administrative as a percentage of revenue	18%	13%

Reconciliation of loss from operations and operating margin to non-GAAP loss from operations and non-GAAP operating margin:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Revenue	$159,516	$113,938
Loss from operations	(71,137)	(12,858)
Stock-based compensation expense	37,209	10,303
Amortization of acquired intangible assets	9,662	1,748
Employer payroll tax on employee stock transactions	2,261	300
Acquisition-related expenses	2,346	-
Non-GAAP loss from operations	$(19,659)	$(507)
Operating margin	(45%)	(11%)
Non-GAAP operating margin	(12%)	(0%)

Liquidity and Capital Resources

Historically, we financed our operations principally through private placements of our equity securities. In May 2021, we received $665.1 million in net proceeds from our IPO.

As of March 31, 2022, our principal sources of liquidity are cash and cash equivalents of $586.9 million, which were held in checking accounts, savings accounts, and highly liquid money market funds. On April 29, 2022, we terminated our Credit Facility. Upon termination of the Credit Facility, our outstanding letters of credit, issued by Silicon Valley Bank, remain outstanding on an unsecured basis, without any requirement to set aside restricted cash.

Levelset also has a materials finance business that finances customers’ purchases of construction materials and offers customers deferred payment terms. The materials finance business is currently immaterial, but is expected to grow in the future, which may impact our liquidity.

We believe our existing cash and cash equivalents will be sufficient to meet our needs for at least the next 12 months. While we have recently generated positive cash flows from operations, we have generated losses from operations in the past as reflected in our accumulated deficit of $733.6 million as of March 31, 2022. We may not achieve profitability in the foreseeable future and may require additional capital resources to execute strategic initiatives to grow our business.

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

There have been no material changes to our contractual obligations from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K dated March 4, 2022. Further, as of March 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$10,284	$28,296
Net cash used in investing activities	(16,195)	(4,586)
Net cash provided by financing activities	6,542	10,773

Operating Activities

Our largest source of cash from operating activities is collections from the sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting and software license expenses, and overhead.

Net cash provided by operating activities was $10.3 million during the three months ended March 31, 2022 which resulted from a net loss of $71.4 million, adjusted for non-cash charges of $53.7 million and a net cash inflow of $28.0 million from changes in operating expenses and liabilities. The $28.0 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:

•	a $34.1 million decrease in accounts receivable primarily due to timing of billings and cash receipts from customers; and
•	an $8.8 million increase in deferred revenue primarily due to the growth of our business and timing of billings.

These changes in our operating assets and liabilities were partially offset by the following:

•	a $4.9 million increase in prepaid expenses and other assets primarily due to timing of cash payments to our vendors;
•

a $4.4 million decrease in accrued expenses and other liabilities primarily due to timing of 2021 corporate bonus payout to our employees in the first quarter of 2022, payroll, cash payments to our vendors, and accrued employee stock purchase plan (“ESPP”) contributions;

•	a $4.1 million increase in deferred contract cost assets related to commissions as a result of additional customer contracts closed during the period; and
•	a $1.9 million decrease in operating lease liabilities related to lease payments.

Net cash provided by operating activities was $28.3 million during the three months ended March 31, 2021, which resulted from a net loss of $13.7 million, adjusted for non-cash charges of $20.6 million and net cash inflow of $21.4 million from changes in operating assets and liabilities. The $21.4 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:

•	a $20.7 million decrease in accounts receivable primarily due to timing of billings and cash receipts from customers;
•	a $6.6 million increase in deferred revenue primarily due to the growth of our business and timing of billings; and
•	a $5.1 million increase in accrued expenses and other liabilities primarily due to timing of payroll and cash payments to our vendors.

These changes in our operating assets and liabilities were partially offset by the following:

•	a $4.6 million increase in prepaid expenses and other assets primarily due to timing of cash payments to our vendors; and
•	a $3.5 million decrease in accounts payable, primarily due to timing of cash payments to our vendors.

Investing Activities

Net cash used in investing activities of $16.2 million during the three months ended March 31, 2022 consisted of capitalized software development costs of $7.6 million, purchases of property and equipment of $7.5 million primarily related to improvements to our leased office spaces and computer equipment purchases, and strategic investments of $2.3 million, partially offset by $1.3 million in cash receipts from post-close working capital adjustments related to our acquisitions of Levelset and LaborChart in the fourth quarter of 2021.

Net cash used in investing activities of $4.6 million during the three months ended March 31, 2021 consisted of purchases of property and equipment of $2.4 million primarily related to computer equipment purchases, and capitalized software development costs of $2.2 million.

Financing Activities

Net cash provided by financing activities of $6.5 million during the three months ended March 31, 2022 consisted of $6.9 million in proceeds from stock option exercises, partially offset by $0.4 million in payments on our finance lease obligations.

Net cash provided by financing activities of $10.8 million during the three months ended March 31, 2021 consisted of proceeds from stock option exercises of $11.6 million, partially offset by payments of offering costs of $0.5 million in connection with the anticipated IPO and sale of our common stock.

Credit Facility

Our Credit Facility provided for debt financing of up to $75.0 million to be used for general corporate purposes, including the financing of working capital requirements, and was secured by a blanket lien on the Company’s assets, until it was terminated on April 29, 2022, prior to its maturity date on May 7, 2022. As of March 31, 2022, no amounts had been drawn down under the Credit Facility, and we were in compliance with all covenants.

As of March 31, 2022, we had issued letters of credit totaling $6.5 million to secure various U.S. and Australia leased office facilities. Upon termination of the Credit Facility, our current letters of credit, issued by Silicon Valley Bank, remain outstanding on an unsecured basis, without any requirement to set aside restricted cash.

Remaining Performance Obligations

Our subscriptions typically have a term of one to three years. The transaction price allocated to remaining performance obligations under our subscriptions represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancelable subscriptions that will be invoiced and recognized as revenue in future periods. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $626.7 million, 71% of which is expected to be recognized as revenue in the next 12 months and substantially all of the remainder between 12 and 36 months thereafter. We expect remaining performance obligations to change from period to period primarily due to the size, timing and duration of new customer contracts and customer renewals.

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

Our significant accounting policies are more fully described in Note 2 of our condensed consolidated financial statements. Our critical accounting policies and more significant judgments and estimates used in the preparation of our financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K dated March 4, 2022. There have been no significant changes to these policies for the three months ended March 31, 2022.

JOBS Act Accounting Election

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits an “emerging growth company” such as us to delay the adoption of new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We intend to rely on other exemptions provided by the JOBS Act, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

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

Recent Accounting Pronouncements

See “Summary of Significant Accounting Policies” in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Exchange Risk

The vast majority of our cash generated from revenue is denominated in U.S. dollars, with a small amount denominated in Australian dollars, Canadian dollars, Great British pounds, and Euros. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, Australia, Canada, England, Mexico, Egypt, and Singapore. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements during any of the periods presented. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Interest Rate Risk

We had cash, cash equivalents, and restricted cash of $590.0 million as of March 31, 2022. Cash, cash equivalents, and restricted cash consist of checking accounts, savings accounts, and money market funds. The cash and cash equivalents are held for working capital and general corporate purposes. The restricted cash is used as collateral to satisfy certain contractual arrangements related to corporate credit cards. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of March 31, 2022, a hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to, and are effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control Over Financial Reporting.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. We continue to integrate policies, processes, people, technology, and operations relating to our acquisition of Levelset and will continue to evaluate the impact of any related changes to our internal control over financial reporting. Our chief executive officer and chief financial officer concluded that there has not been any change in our internal control over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Limitations on Effectiveness of Controls and Procedures

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

We have experienced rapid growth in recent periods. Our revenue was $159.5 million and $113.9 million for the three months ended March 31, 2022 and 2021, respectively. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Our overall revenue growth depends on a number of factors, including our ability to:

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

We have a history of losses, and we may not achieve or maintain profitability in the future. We incurred net losses of $71.4 million and $13.7 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $733.6 million. We are not certain whether or when we will be able to achieve or sustain profitability in the future. We also expect our expenses to increase in future periods as we continue to invest in growth, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend substantial financial and other resources on:

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

We had customers running projects in over 150 countries as of December 31, 2021, and 15% of our revenue in 2021 was generated from customers outside the United States. As of December 31, 2021, we have established offices globally to support our sales and marketing efforts in the surrounding regions. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our products in additional languages. Any new markets or countries into which we attempt to sell subscriptions to access our products may not be receptive to our efforts. For example, we may not be able to expand further in some markets if we are not able to adapt our products to fit the needs of prospective customers in those markets or if we are unable to satisfy certain government- and industry-specific laws or regulations. In addition, future international expansion will also require considerable management attention and the investment of significant resources while subjecting us to new risks and increasing certain risks that we already face, including risks associated with:

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

•	political and economic instability (including as a result of the COVID-19 pandemic or the military conflict involving Russia and Ukraine);
•

the COVID-19 pandemic or any other pandemics or epidemics that could result in decreased economic activity in certain markets, decreased use of our products and services, or in our decreased ability to sell our products and services to existing or new customers in international markets;

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

In addition, due to the Russia and Ukraine conflict, the United States, European Union (“EU”), and other nations announced various sanctions against Russia and Belarus. The military conflict and the retaliatory measures that have been taken, and could be taken in the future, by the U.S., EU, and other jurisdictions against Russia and Belarus have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business.

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

Our results of operations may vary significantly from period to period, which could materially adversely affect our business, financial condition, results of operations, and prospects. We expect that our results of operations will vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to increase the number of new customers and retain and expand our existing customers’ use of our products;
•	the timing and success of new products introduced by us or our competitors;
•	the budgeting cycles, government funding of projects, and purchasing practices of customers;
•	general economic conditions, both domestically and in foreign markets;
•	reduction in construction spending in the public or private sectors;

•	changes in customer or collaborator requirements or market needs;
•	changes in the way we organize and compensate our employees;
•	whether the construction management software industry develops at all or develops more slowly than we expect;
•	our ability to successfully expand our business domestically and internationally;
•	the timing and length of our sales cycles;
•	our ability to complete sales transactions in a timely, predictable and effective manner, if at all;
•	our ability to attract, develop, motivate, and retain management and other skilled personnel;
•	the amount and timing of operating costs and capital expenditures related to the expansion of our business;
•	changes in the competitive landscape of our market, including consolidation among competitors or customers;
•	changes in our pricing policies or those of our competitors;
•	insolvency or credit difficulties affecting our customers’ ability to purchase or pay for our products;
•	significant security breaches of, technical difficulties with, or interruptions to, the use of our products or platform;
•	unusual expenses such as litigation or other dispute-related settlement payments or outcomes, or costs of responding to regulatory inquiries or actions;
•	health epidemics or pandemics, such as the COVID-19 pandemic;
•	future accounting pronouncements or changes in our accounting policies or practices; and
•	increases or decreases in our results caused by fluctuations in foreign currency exchange rates.

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

In the ordinary course of business, we collect, receive, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) proprietary, confidential, and sensitive information and data, including personal data, intellectual property, trade secrets, and sensitive third-party and customer data (collectively, “sensitive information”). For example, our customers store confidential information and sensitive information on our platform, such as building plans and other information related to government works or projects for regulated industries, such as banks and healthcare facilities. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts (including with our customers and other third parties), and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the California Consumer Privacy Act of 2018 (the “CCPA”) imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data, and allow for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. The CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy laws as well. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Utah Consumer Privacy Act, all of which will become effective in 2023. Additionally, several states and localities have enacted measures related to the use of artificial intelligence and machine learning in products and services. Data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

As we expand globally, our obligations related to data protection may increase. Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU’s General Data Protection Regulation (“GDPR”) and the United Kingdom’s (“U.K.”) GDPR impose strict requirements for processing personal data. Under the EU’s GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater, for certain violations. The application of the EU’s GDPR alongside the U.K.’s GDPR exposes us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. The relationship between the U.K. and the EU in relation to certain aspects of data protection law remains in flux. This may require investing in additional resources and more technology. In addition, individuals and consumer protection agencies may initiate litigation related to the processing of individuals’ personal data. There are also stringent local data protection requirements in Germany and cloud-server initiatives in France which may impact our expansion into these countries.  In Europe, there is a proposed regulation related to artificial intelligence (“AI”) that, if adopted, could impose onerous obligations related to the use of AI-related systems. We may have to change our business practices to comply with such obligations. In Canada, the Personal Information Protection and Electronic Documents Act and various related provincial laws, as well as Canada’s Anti-Spam Legislation, applies to our operations, as does Australia’s Privacy Act 1988. We also have operations in Singapore, which means that we may be subject to Singapore’s Personal Data Protection Act.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated.

In addition, privacy advocates and industry groups have proposed, and may further propose, standards with which we are legally or contractually bound to comply. For example, we are also subject to the Payment Card Industry Data Security Standard (“PCI DSS”). PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and loss of revenue. We may also rely on vendors to process payment card data who may also be subject to PCI DSS, and our business may be negatively impacted if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effect of future legal frameworks. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business practices.

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail, or be perceived to have failed, to do so. Moreover, despite our efforts, our personnel or third parties upon which we rely, such as vendors or developers, may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse consequences for us, including our inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others.

If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, audits, inspections, fines, and penalties), litigation (including class-related claims), additional reporting requirements and oversight, restrictions or bans on processing personal data, orders to destroy or not use personal data, the inability to operate in certain jurisdictions, limited ability to develop or commercialize our products, loss of revenue or profits, loss of customers or sales (including a decline in customer subscription renewals), interruptions or stoppages in or modifications to our operations, negative publicity (including public statements against us by consumer advocacy groups or others), and reputational harm, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.

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

In the ordinary course of our business, we may process substantial amounts of sensitive information (defined above). We may also rely upon third-party developers, service providers, and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may also share or receive sensitive information with or from third parties.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. Cloud-based platforms providers of products and services have been targeted and are expected to continue to be targeted. These threats are also becoming increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks including without limitation, nation-states and nation-state-supported actors for geopolitical reasons and in conjunction with military conflicts and defense activities.  During times of war and other major conflicts, we and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, break-ins, ransomware attacks, supply chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. Our products may also be subject to fraudulent usage and schemes, including from third parties accessing customer accounts or viewing data from our platform.

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

Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products and platform) or the third-party information technology systems that support us and our services.

The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises.

In addition, business transactions, such as acquisitions or integrations, could expose us to these same or additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon which we rely) to provide our products. We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain security measures to protect our information technology systems and sensitive information.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable to detect past or future vulnerabilities in our information technology systems (including our products) because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Furthermore, despite our efforts to identify and remediate vulnerabilities in our information technology systems (including our products), our efforts may not be successful. As we continue to expand the features and functionality of our products and platform and introduce new products, we may become even more vulnerable to such security incidents and vulnerabilities in the future. In addition, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Applicable data privacy and security obligations, including data breach laws and contractual obligations to various customers, may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures, or the failure to comply with such requirements could lead to adverse consequences.

If we or third parties upon which we rely experience a security incident or are perceived to have experienced a security incident, we could experience significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, audits, inspections, fines, and penalties), litigation (including class-related claims), additional reporting requirements and oversight, restrictions or bans on processing sensitive information (including personal data and sensitive third-party and customer data), loss of revenue or profits, loss of customers or sales, interruptions or stoppages in or modifications to our operations (including availability of data), indemnification obligations, negative publicity, and reputational harm. Security incidents and attendant consequences may also cause customers to stop using our products (including by declining to renew their subscriptions), deter new customers from using our products and platform, and negatively impact our ability to grow and operate our business. In addition, security incidents experienced by others, such as our competitors or customers, may lead to widespread negative publicity for us, our customers, or the construction software industry generally.

Our contracts may not contain indemnifications, limitations of liability, or other protective provisions, and even where they do, there can be no assurance that indemnification clauses, limitations of liability, or other protective provisions in our contracts are applicable, enforceable, or sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our general liability insurance coverage and coverage for cyber liability or errors or omissions will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our data privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could materially adversely affect our business, financial condition, results of operations, and prospects.

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

In addition, any acquisition that we announce may not be completed if closing conditions are not satisfied. Because acquisitions are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition. In particular, if we are unable to successfully operate as a combined business, including in respect of the LaborChart and Levelset acquisitions, or any other interests that we acquire, to achieve shared growth opportunities or combine reporting or other processes within the expected time frame, such delay may materially and adversely affect the benefits that we expect to achieve as a result of any such acquisition, and could result in additional costs or loss of revenue. Moreover, adverse changes in market conditions and other factors, such as the failure to realize some or all of the anticipated benefits of either of the LaborChart or Levelset acquisitions and the impact of the COVID-19 pandemic, may cause the acquisition to be dilutive to our operating earnings per share beyond the first fiscal year after close. Any dilution of our non-GAAP diluted earnings per share could cause the price of our common stock to decline or grow at a reduced rate.

Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could materially adversely affect our business, financial condition, results of operations, and prospects.

We are subject to a number of laws and regulations that apply generally to businesses, including laws and regulations governing the internet and the marketing, sale, and delivery of goods and services over the internet. These laws and regulations, which continue to evolve, cover, among other things, taxation, tariffs, privacy and data protection, data security, pricing, content, copyrights, distribution, mobile and other communications, advertising practices, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protection, the provision of online payment services, the design and operation of websites, and the characteristics and quality of products that are offered online. We cannot guarantee that we have been or will in the future be fully compliant with such laws and regulations in every jurisdiction, as it is not entirely clear in every jurisdiction how existing laws and regulations governing such areas apply or will be enforced. Moreover, as the regulatory landscape continues to evolve, increasing regulation and enforcement efforts by federal, state, and foreign authorities, and the prospects for private litigation claims, become more likely. In addition, the adoption of new laws or regulations, or the imposition of other legal requirements, that adversely affect our ability to market or sell our products could harm our ability to offer, or customer demand for, our products, which could impact our revenue, impair our ability to expand our product offerings, and make us more vulnerable to competition. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also require us to change our business practices and raise compliance costs or other costs of doing business. For example, the re-adoption of “network neutrality” rules in the United States by the Federal Communications Commission (the “FCC”), which the current president of the United States supported during his campaign, and which is supported by the current Democratic FCC commissioners, could affect the services we and our customers use by restricting the offerings made by internet service providers or reducing their incentives to invest in their networks. After a federal court judge denied a request for an injunction against California’s state-specific network neutrality law, California began enforcing that law on March 25, 2021. Trade associations representing internet service providers appealed the district court’s ruling denying the preliminary injunction, and the appeal was denied on January 28, 2022. The trade associations sought rehearing with the full court of appeals, but their request was denied on April 20, 2022. Other states could begin to enforce existing laws or adopt new network neutrality requirements. In addition, our materials finance business, which we assumed in connection with the Levelset acquisition, may be subject to additional federal and state laws and regulations governing extensions of credit and other financial transactions. We believe that the transactions in which our materials finance business engages generally are not subject to laws or regulations governing loans and lending activities. However, if a regulator or court concluded that such transactions are loans, and thus subject to laws governing loans and lending activities, then we may be required to restructure the transactions in a way that is commercially less desirable in order to support the credit sale characterization, or to comply with laws and regulations governing loans and lending activities, which may include usury laws and state lending, loan brokering, or debt collection or servicing licensing laws.

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

In connection with our acquisition of Levelset in November 2021, we assumed a materials finance line of business, pursuant to which we facilitate the purchase of construction materials from suppliers and allow our customers to finance their purchases of such materials from us on deferred payment terms. Holding these receivables under the deferred payment terms in our materials supply agreements on our balance sheet exposes us to credit and liquidity risk, which may adversely affect our financial performance. If customers default on the deferred payment terms under our materials supply agreements, we may incur financial losses or be unable to obtain favorable terms from potential funding sources we may pursue in the future.

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

Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, or outbreaks of pandemic diseases, including the COVID-19 pandemic, we may be unable to continue our operations and may experience system interruptions and reputational harm. Acts of terrorism and other geo-political unrest, including the ongoing conflict in Ukraine, could also cause disruptions in our business or the business of our customers, partners, vendors, or the economy as a whole. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.

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

Our business could be materially adversely affected by future changes to tax laws

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. For example, the 2017 Tax Cuts and JOBS Act (“TCJA”), together with the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) that was enacted March 27, 2020, made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future NOL carryforwards, and allowing for the expensing of certain capital expenditures. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development and the European Commission), have recently proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. Recently, in the United States, Congress and the current administration proposed legislation (which has not yet been enacted) to make various tax law changes, including to increase U.S. taxation of international business operations and impose a global minimum tax. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes that could apply to our business.

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

•	actual or anticipated developments in our business, or our competitors’ businesses, or the competitive landscape generally;
•	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property rights, our products, or third-party proprietary rights;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	any major changes in our management or our board of directors, particularly with respect to Mr. Courtemanche;
•	general economic conditions and slow or negative growth of our markets; and
•	other events or factors, including those resulting from war, incidents of terrorism, health epidemics or pandemics, such as the ongoing COVID-19 pandemic, or responses to these events.

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

Our executive officers, directors, and stockholders who own more than 5% of our outstanding common stock beneficially own a significant percentage of our outstanding common stock. If these persons acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Our executive officers, directors, and principal stockholders, if they choose to act together, have the ability to control or significantly influence all matters submitted to stockholders for approval. Furthermore, many of our current directors were appointed by our principal stockholders.

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

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

There has been no material change in the planned use of proceeds from the IPO as described in our Final Prospectus dated May 19, 2021.

Items 3, 4 and 5 are not applicable and have been omitted.

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40396	3.1	May 24, 2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40396	3.2	May 24, 2021

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer

32.2*#	Section 906 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

#

The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Procore Technologies, Inc.

Date: May 6, 2022	By:	/s/ Craig F. Courtemanche, Jr.
Craig F. Courtemanche, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2022	By:	/s/ Paul Lyandres
Paul Lyandres
Chief Financial Officer and Treasurer (Principal Financial Officer)