Form 10-Q
period 2022-06-30
PROCORE TECHNOLOGIES, INC.
filed 2022-08-05
CIK 1611052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had 136,809,233 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about us and our industry that involve substantial risks and uncertainties. All statements, other than statements of historical fact contained in this Quarterly Report on Form 10-Q, are forward-looking statements of our future operating results and financial position, our business strategy and plans, market growth and trends, and objectives for future operations, and the impact of the ongoing coronavirus pandemic (the “COVID-19 pandemic”), on our financial condition and results of operations. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These forward-looking statements include, but are not limited to, statements concerning the following:

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

•	our ability to effectively manage our growth;
•	anticipated performance, trends, growth rates, and challenges in our business and in the markets in which we operate or anticipate entering into;
•	economic and industry trends, in particular the rate of adoption of construction management software and digitization of the construction industry, inflation, and challenging geopolitical conditions;
•	our ability to attract new customers and retain and increase sales to existing customers;
•	our ability to expand internationally;
•	the effects of increased competition in our markets and our ability to compete effectively;
•	our estimated total addressable market;
•	our ability to develop new products and features, and whether our customers and prospective customers will adopt these new products and features;
•	our ability to maintain, protect, and enhance our brand;
•	the sufficiency of our cash to meet our cash needs for at least the next 12 months;
•	future acquisitions, joint ventures, or investments;
•	our ability to comply or remain in compliance with laws and regulations that currently apply or become applicable to our business in the United States (“U.S.”) and internationally;
•	the effects of the COVID-19 pandemic or other public health crises;
•	our reliance on key personnel and our ability to attract, maintain, and retain management and skilled personnel;
•	the future trading price of our common stock; and
•	our anticipated use of the net proceeds from our initial public offering (“IPO”).

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

•

our ability to increase our customer base and achieve broader market acceptance of our products will significantly depend on our ability to develop and expand our sales and marketing capabilities, the failure of which could materially adversely impact our business, financial condition, results of operations, and prospects;

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

•

we are subject to stringent, changing, and sometimes potentially inconsistent obligations related to data privacy and security, both domestically and internationally, and our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences, any of which could materially adversely affect our business, financial condition, results of operations, and prospects;

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Procore Technologies, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except number of shares and par value)	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$563,224	$586,108
Accounts receivable, net	89,274	113,977
Contract cost asset, current	19,251	17,030
Prepaid expenses and other current assets	44,082	35,173
Total current assets	715,831	752,288
Capitalized software development costs, net	42,335	27,062
Property and equipment, net	41,035	36,837
Right of use assets - finance leases	38,291	39,623
Right of use assets - operating leases	48,410	44,052
Contract cost asset, non-current	30,398	25,889
Intangible assets, net	182,501	201,977
Goodwill	539,584	540,922
Other assets	23,569	22,007
Total assets	$1,661,954	$1,690,657
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$21,251	$15,490
Accrued expenses	52,087	65,907
Deferred revenue, current	316,559	301,557
Other current liabilities	29,461	20,750
Total current liabilities	419,358	403,704
Deferred revenue, non-current	3,943	4,024
Finance lease liabilities, non-current	46,451	47,344
Operating lease liabilities, non-current	42,762	41,573
Other liabilities, non-current	3,445	4,723
Total liabilities	515,959	501,368
Contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized at June 30, 2022 and December 31, 2021; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021.	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at June 30, 2022 and December 31, 2021; 136,799,885 and 134,046,926 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	14	13
Additional paid-in capital	1,953,764	1,852,071
Accumulated other comprehensive loss	(1,029)	(583)
Accumulated deficit	(806,754)	(662,212)
Total stockholders’ equity	1,145,995	1,189,289
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,661,954	$1,690,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Revenue	$172,205	$122,790	$331,721	$236,728
Cost of revenue	36,735	25,493	70,067	45,852
Gross profit	135,470	97,297	261,654	190,876
Operating expenses
Sales and marketing	103,283	99,905	197,198	153,870
Research and development	63,822	88,627	124,076	123,172
General and administrative	40,667	57,827	83,819	75,754
Total operating expenses	207,772	246,359	405,093	352,796
Loss from operations	(72,302)	(149,062)	(143,439)	(161,920)
Interest income (expense), net	111	(576)	(380)	(1,138)
Other expense, net	(890)	(44)	(347)	(227)
Loss before provision for income taxes	(73,081)	(149,682)	(144,166)	(163,285)
Provision for income taxes	42	37	376	166
Net loss	$(73,123)	$(149,719)	$(144,542)	$(163,451)
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(2.04)	$(1.07)	$(3.11)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	135,927,677	73,539,568	135,232,404	52,564,840
Total comprehensive loss
Net loss	$(73,123)	$(149,719)	$(144,542)	$(163,451)
Foreign currency translation adjustment	(791)	(200)	(446)	(224)
Comprehensive loss	$(73,914)	$(149,919)	$(144,988)	$(163,675)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

	Redeemable					Accumulated		Total
	Convertible				Additional	Other		Stockholders'
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances as of December 31, 2020	85,331,278	$727,474	30,707,113	$3	$124,755	$187	$(397,047)	$(272,102)
Exercise of stock options	-	-	1,264,484	-	11,038	-	-	11,038
Stock-based compensation	-	676	-	-	9,710	-	-	9,710
Foreign currency translation adjustment	-	-	-	-	-	(24)	-	(24)
Net loss	-	-	-	-	-	-	(13,732)	(13,732)
Balances as of March 31, 2021	85,331,278	$728,150	31,971,597	$3	$145,503	$163	$(410,779)	$(265,110)
Exercise of stock options	-	-	1,644,603	-	17,658	-	-	17,658
Stock-based compensation	-	225	-	-	138,055	-	-	138,055
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(85,331,278)	(728,375)	85,331,278	9	728,366	-	-	728,375
Issuance of common stock upon initial public offering, net of underwriting discounts and offering costs	-	-	10,410,000	1	657,617	-	-	657,618
Issuance of common stock, net of common stock withheld for tax liability upon settlement of restricted stock units	-	-	1,709,527	-	(15)	-	-	(15)
Foreign currency translation adjustment	-	-	-	-	-	(200)	-	(200)
Net loss	-	-	-	-	-	-	(149,719)	(149,719)
Balances as of June 30, 2021	-	$-	131,067,005	$13	$1,687,184	$(37)	$(560,498)	$1,126,662
	Redeemable					Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2021	-	$-	134,046,926	$13	$1,852,071	$(583)	$(662,212)	$1,189,289
Exercise of stock options	-	-	697,998	-	6,795	-	-	6,795
Stock-based compensation	-	-	-	-	39,375	-	-	39,375
Issuance of common stock upon settlement of restricted stock units	-	-	706,663	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	345	-	345
Net loss	-	-	-	-	-	-	(71,419)	(71,419)
Balances as of March 31, 2022	-	$-	135,451,587	$13	$1,898,241	$(238)	$(733,631)	$1,164,385
Exercise of stock options	-	-	509,505	-	8,220	-	-	8,220
Stock-based compensation	-	-	-	-	35,790	-	-	35,790
Issuance of common stock upon settlement of restricted stock units	-	-	552,401	1	-	-	-	1
Issuance of common stock for employee stock purchase plan	-	-	286,997	-	11,513	-	-	11,513
Adjustment of holdback share release for business combination	-	-	(605)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	(791)	-	(791)
Net loss	-	-	-	-	-	-	(73,123)	(73,123)
Balances as of June 30, 2022	-	$-	136,799,885	$14	$1,953,764	$(1,029)	$(806,754)	$1,145,995

The accompanying notes are an integral part of these condensed consolidated financial statements

Procore Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Operating activities
Net loss	$(144,542)	$(163,451)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock-based compensation	71,104	147,746
Depreciation and amortization	30,550	15,120
Abandonment of long-lived assets	887	554
Noncash lease expense	4,808	3,735
Unrealized foreign currency loss, net	355	691
Deferred income taxes	(638)	(99)
Changes in operating assets and liabilities, net of effect of business combinations
Accounts receivable	24,337	11,113
Deferred contract cost assets	(7,361)	(5,062)
Prepaid expenses and other assets	(4,535)	(5,723)
Accounts payable	5,926	(2,908)
Accrued expenses and other liabilities	(8,909)	14,535
Deferred revenue	15,706	10,845
Operating lease liabilities	(4,359)	(1,929)
Net cash flow (used in) provided by operating activities	(16,671)	25,167
Investing activities
Purchases of property and equipment	(9,433)	(4,194)
Capitalized software development costs	(16,252)	(5,716)
Purchases of strategic investments	(3,018)	(3,450)
Originations of materials financing	(9,259)	-
Customer repayments of materials financing	6,261	-
Acquisition of a business, net of cash acquired	-	(19,982)
Settlement of post-close working capital adjustments from business combinations	1,291	-
Net cash flow used in investing activities	(30,410)	(33,342)
Financing activities
Proceeds from initial public offering, net of underwriting commissions and discounts	-	665,129
Proceeds from stock option exercises	14,604	29,126
Payments of deferred offering costs	(270)	(3,527)
Proceeds from employee stock purchase plan	11,513	-
Payment of deferred business acquisition consideration	-	(475)
Principal payments under finance lease agreements, net of proceeds from lease incentives	(844)	(742)
Net cash flow provided by financing activities	25,003	689,511
Net (decrease) increase in cash, cash equivalents and restricted cash	(22,078)	681,336
Effect of exchange rate changes on cash	(806)	(731)
Cash, cash equivalents and restricted cash, beginning of period	589,212	383,253
Cash, cash equivalents and restricted cash, end of period	$566,328	$1,063,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$563,224	$1,060,512
Restricted cash, current at end of period included in prepaid expenses and other current assets	-	242
Restricted cash, non-current at end of period included in other assets	3,104	3,104
Total cash, cash equivalents and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$566,328	$1,063,858
Supplemental disclosure of cash flow information
Cash paid for interest other than finance leases	$74	$110
Cash paid for income taxes	832	214
Cash received for lease incentives	568	1,070
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	1,017	1,046
Operating cash flows from operating leases	5,595	3,713
Financing cash flows from finance leases	935	835
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses at period end	3,024	1,158
Capitalized software development costs included in accounts payable and accrued expenses at period end	1,365	666
Deferred offering costs included in accounts payable and accrued expenses at period end	-	641
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	-	728,375
Indemnity holdback consideration associated with a business combination	-	4,050
Stock-based compensation capitalized for software development	4,061	920
Conversion of available-for-sale debt securities into equity securities	3,550	-
Right of use assets obtained in exchange for operating lease liabilities	11,237	37
Noncash net change due to operating lease remeasurement	(1,671)	9

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

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Strategic investments

Investments in equity securities

We hold investments in equity securities of certain privately held companies, which do not have readily determinable fair values. We do not have a controlling interest or significant influence in these companies. We have elected to measure the non-marketable equity securities at cost, with remeasurements to fair value only upon the occurrence of observable price changes in orderly transactions for the identical or similar securities of the same issuer, or in the event of any impairment. This election is reassessed each reporting period to determine whether a non-marketable equity security has a readily determinable fair value, in which case they would no longer be eligible for this election. All gains and losses on such equity securities, realized and unrealized, are recorded in other expense, net on the condensed consolidated statements of operations and comprehensive loss. We evaluate our non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. If an impairment exists, a loss is recognized in the condensed consolidated statements of operations and comprehensive loss for the amount by which the carrying value exceeds the fair value of the investment.

As of June 30, 2022, the Company held investments in equity securities of privately held companies of $7.7 million, including $3.5 million of securities that were converted from certain previously held available-for-sale debt securities during the six months ended June 30, 2022. There were no material gains or losses upon the conversion of the previously held debt securities into equity securities. The Company held $3.8 million of investments in equity securities of privately held companies as of December 31, 2021. Investments in equity securities are recorded in other assets in the condensed consolidated balance sheets. There were no impairments, material changes in fair value, or realized gains or losses related to the investments in equity securities during the periods presented.

Investments in limited partnership funds

We also hold investments in certain limited partnership funds. We do not hold a controlling interest, or significant influence in these limited partnerships. The fair value of such investments are valued using the Net Asset Value (“NAV”) provided by the fund administrator as a practical expedient. As a result, these investments are not included in the fair value hierarchy.

Our investments in limited partnerships were $2.6 million as of June 30, 2022. We held no investments in limited partnerships as of December 31, 2021. There were no material gains or losses in any period presented. All gains and losses on such equity securities, realized and unrealized, are recorded in other expense, net on the condensed consolidated statements of operations and comprehensive loss. In connection with these investments, the Company has a contractual obligation to provide additional investment funding of up to $7.3 million at the option of the investees.

Available-for-sale debt securities

Available-for-sale debt securities are recorded at fair value with changes in fair value recorded in other comprehensive income or loss. We periodically review our available-for-sale debt securities to determine if there has been an other-than-temporary decline in fair value. If the impairment is deemed other-than-temporary, the portion of the impairment related to credit losses is recognized in other expense, net in the accompanying condensed consolidated statements of operations and comprehensive loss, and the portion related to non-credit related losses is recognized as a component of comprehensive loss. The Company held $3.5 million of investments in available-for-sale debt securities of privately held companies as of December 31, 2021, included within other assets in the condensed consolidated balance sheet. As of June 30, 2022, investments in available-for-sale debt securities of privately held companies were immaterial. No changes in fair value or impairments have been recorded for available-for-sale debt securities in any period presented.

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

As of June 30, 2022 and December 31, 2021, the carrying value of the Company’s financial instruments included in current assets and current liabilities (including accounts receivable, accounts payable and accrued expenses) approximate fair value due to the short-term nature of such items. The Company classifies its money market funds recorded in cash equivalents within Level 1 of the hierarchy as the values are derived from quoted prices in active markets. As of June 30, 2022 and December 31, 2021, cash equivalents of $493.5 million and $514.9 million, respectively, were held in money market funds.

 The Company's investments in equity securities of privately held companies are recorded at fair value on a non-recurring basis. The Company’s investments in limited partnerships are valued using the NAV as a practical expedient and therefore excluded from the fair value hierarchy. The Company’s investments in available-for-sale debt securities are remeasured at fair value each reporting period. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company classifies these assets as Level 3 within the fair value hierarchy. For investments without a readily determinable fair value, the Company looks to observable transactions, such as the issuance of new equity by an investee, as indicators of investee enterprise value and are used to estimate the fair value of the investments.

Deferred revenue

Contract liabilities consist of revenue that is deferred when we have the contractual right to invoice in advance of transferring services to our customers. The Company recognized revenue of $140.7 million and $103.6 million during the three months ended June 30, 2022 and 2021, respectively, that was included in deferred revenue balances at the beginning of the respective periods. The Company recognized revenue of $214.3 million and $156.1 million during the six months ended June 30, 2022 and 2021, respectively, that was included in deferred revenue balances at the beginning of the respective periods.

Remaining performance obligation

The transaction price allocated to remaining performance obligations represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancelable contracts that will be invoiced and recognized as revenue in future periods. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $653.9 million, of which the Company expects to recognize approximately 72% as revenue in the next 12 months and substantially all of the remainder between 12 and 36 months thereafter.

Significant accounting policies

Other than as described below, the accounting policies used in the preparation of these condensed consolidated financial statements are the same as those disclosed in the audited consolidated financial statements and related notes for the year ended December 31, 2021.

Self-insurance reserves

In January 2022, the Company elected to partially self-fund its health insurance plan. To reduce its risk related to high-dollar claims, the Company maintains individual stop-loss insurance. The Company estimates its exposure for claims incurred at the end of each reporting period, including claims not yet reported, with the assistance of an independent third-party actuary. As of June 30, 2022, the Company’s net self-insurance accrual was $2.0 million, included within other current liabilities on the condensed consolidated balance sheet.

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Materials financing revenues and receivables

In connection with our acquisition of Express Lien, Inc. (d/b/a Levelset) (“Levelset”) in November 2021, we assumed a materials financing program, pursuant to which we facilitate the purchase of construction materials from fulfillment partners (our suppliers) on behalf of our customers, allowing such customers to finance their materials purchases from us on deferred payment terms. The fulfillment partner is primarily responsible for fulfilling the materials purchases and we do not have control over such materials. We earn revenues from origination fees and finance charges on the amounts we finance for customers on deferred payment terms, which are typically 120 days. Such fees earned are computed and recognized based on the effective interest method and are presented net of any required reserves and amortization of deferred origination costs.

Receivables outstanding from customers under the materials financing program were $12.0 million and $4.4 million as of June 30, 2022 and December 31, 2021, respectively. Materials financing receivables are recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets. The related allowance recorded on our materials financing receivables is primarily based on expectations of credit losses based on historical loss data as well as macroeconomic factors. The allowance was immaterial in all periods presented.

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

Operating lease commencements and modifications resulted in net increases to right of use assets–operating leases and corresponding operating lease liabilities on our condensed consolidated balance sheet of $11.2 million during the six months ended June 30, 2022. The lease additions during the six months ended June 30, 2022, primarily relate to an office space lease in Sydney, Australia, which was executed prior to December 31, 2021 and commenced in 2022, and office space leases in New York and Dublin, which were all executed during 2022.

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets

Our finite-lived intangible assets are summarized as follows (in thousands):

	June 30, 2022
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$157,614	$(29,117)	$128,497
Customer relationships	66,350	(12,346)	54,004
Total	$223,964	$(41,463)	$182,501

	December 31, 2021
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$157,773	$(16,013)	$141,760
Customer relationships	66,350	(6,133)	60,217
Total	$224,123	$(22,146)	$201,977

Intangible assets amortization expense is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$5,654	$1,086	$11,308	$2,172
Sales and marketing	3,106	466	6,212	945
Research and development	895	680	1,797	863
Total amortization of acquired intangible assets	$9,655	$2,232	$19,317	$3,980

Goodwill

 As of June 30, 2022, the Company had goodwill of $539.6 million on its condensed consolidated balance sheet. During the six months ended June 30, 2022, goodwill decreased by $1.3 million due to the settlement of post-close working capital adjustments from business combinations which were completed in the fourth quarter of 2021, and the effect of foreign currency translation. There was no impairment of goodwill during the periods presented.

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.	ACCRUED EXPENSES

The following represents the components of accrued expenses contained within our condensed consolidated balance sheets at the end of each period (in thousands):

	June 30,	December 31,
	2022	2021
Accrued commissions and bonuses	$22,630	$29,676
Accrued salary, payroll tax, and employee benefit liabilities	13,783	25,997
Other accrued expenses	15,674	10,234
Total accrued expenses	$52,087	$65,907

6.	CONTINGENCIES

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

The Company had a credit agreement (the “Credit Facility”) provided by Silicon Valley Bank, to be used for general corporate purposes, including the financing of working capital requirements. As of December 31, 2021, the aggregate principal amount available under the Credit Facility was up to $75.0 million with the option to increase the availability up to $100.0 million. The Credit Facility had a maturity date of May 7, 2022, and the Company elected to terminate the Credit Facility on April 29, 2022, prior to such maturity date.

As of December 31, 2021, no amounts had been drawn down under the Credit Facility, and the Company was in compliance with all financial covenants.

As of December 31, 2021, the Company had letters of credit outstanding under the Credit Facility of $6.5 million to secure various U.S. and Australia leased office facilities. Upon termination of the Credit Facility, all outstanding letters of credit remain outstanding on an unsecured basis, without any requirement to set aside restricted cash. As of June 30, 2022, such letters of credit totaled $6.5 million.
8.	COMMON STOCK

Upon the closing of our IPO, the Company filed an Amended and Restated Certificate of Incorporation which authorized 1,000,000,000 shares of common stock with a par value of $0.0001 per share, and 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share. Each share of common stock is entitled to one vote per share.

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

9.	STOCK-BASED COMPENSATION

2021 Equity Incentive Plan

In May 2021, the Company’s board of directors adopted, and the stockholders approved, the 2021 Equity Incentive Plan (the "2021 Plan") with the purpose of granting stock-based awards, including stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance awards and other forms of awards, to employees, directors, and consultants. A total of 30,962,615 shares of common stock were authorized for issuance under the 2021 Plan in May 2021. The number of shares of our common stock reserved for issuance under our 2021 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to (i) 5% of the total number of shares of our common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (ii) a lesser number of shares determined by our board of directors prior to the applicable January 1. Accordingly, on January 1, 2022, the number of shares of common stock that may be issued under the 2021 Plan increased by an additional 6,702,346 shares. As of June 30, 2022, a total of 30,521,971 shares of common stock were available for issuance under the 2021 Plan. No stock options have been issued under the 2021 Plan.

Stock options

The following table summarizes the stock option activity during the six months ended June 30, 2022:

		Weighted-
	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2021	7,642,690	$12.98
Exercised	(1,207,503)	12.43
Canceled/Forfeited	(163,205)	21.89
Outstanding at June 30, 2022	6,271,982	12.85
Exercisable at June 30, 2022	5,548,427	$11.77

As of June 30, 2022, the total unrecognized stock‑based compensation cost for unvested stock options was $5.6 million, which is expected to be recognized over a weighted-average period of 0.8 years.

Restricted stock units

In 2018, the Company began issuing RSUs to certain employees, officers, non-employee consultants, and directors. The RSUs granted prior to our IPO vested upon the satisfaction of both a service and a performance condition, if both conditions are met before the award’s expiration date. For certain awards, the performance condition was satisfied solely on the effective date of a registration statement for our IPO and, for other awards, the performance condition was satisfied on the earlier of either the effective date of a registration statement for our IPO or a change in control. RSUs granted with service vesting conditions generally vest over four years on either a quarterly or annual vesting schedule.

Prior to the effective date of the registration statement for our IPO, achievement of the performance conditions was not probable. Upon the effective date of the registration statement for our IPO, the performance vesting condition for all RSUs granted was satisfied and the Company recognized on a graded vesting basis a cumulative catch-up stock-based compensation adjustment in its condensed consolidated statement of operations and comprehensive loss for the portion of the service period satisfied from the grant date through the effective date of the registration statement. All RSUs granted subsequent to our IPO vest based on continued service, which is generally over four years.

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes the RSU activity during the six months ended June 30, 2022:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2021	6,622,684	$59.72
Granted	3,861,774	56.09
Vested	(1,259,064)	49.77
Canceled/Forfeited	(810,535)	57.61
Outstanding at June 30, 2022	8,414,859	$59.75

As of June 30, 2022, the total unrecognized stock‑based compensation cost for all RSUs outstanding was $392.4 million, which is expected to be recognized over a weighted‑average vesting period of 2.6 years.

Restricted stock awards

In November 2021, the Company issued 199,670 RSAs to certain key employees in connection with the acquisition of Levelset that vest based on their continued service over a two-year period. The fair value of the RSAs issued was $95.05 per share, which was the closing trading stock price of the Company’s common stock on the acquisition date. These shares are released from restriction quarterly over a two-year period assuming the continued service of the employees. As of June 30, 2022, 49,914 shares have vested. As of December 31, 2021, no shares had vested. During the six months ended June 30, 2022, the Company recognized stock-based compensation expense of $4.7 million relating to these shares.

In July 2019, the Company issued 205,464 restricted Series H-1 redeemable convertible preferred stock awards (“Series H-1 RSAs”) to certain employees at a grant date fair value of $26.75 in connection with the acquisition of Honest Buildings, Inc. These shares were released from restriction 50% on the first anniversary and 50% on the second anniversary of the acquisition date based on continued service of the employees. As of June 30, 2021, 102,732 of the Series H-1 RSAs were vested, and all Series H-1 RSAs were fully-vested in July 2021. Upon the closing of our IPO, the Series H-1 RSAs automatically converted into shares of restricted common stock on a one-for-one basis. During the six months ended June 30, 2021, the Company recognized stock-based compensation expense of $1.4 million for these shares.

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

The offering periods are scheduled to start in May and November of each year. The first offering period commenced on the Company’s first day of trading on May 20, 2021 and comprises three purchase periods of approximately six months in length, scheduled to end on November 15, 2022. The ESPP provides for consecutive offering periods that will typically have a duration of 12 months in length and comprise two purchase periods of six months in length, subject to a reset and rollover provision.

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

We estimate the fair value of the ESPP purchase rights on the date of grant using the Black-Scholes option pricing model with the following assumptions during the six months ended June 30, 2022.

Risk-free interest rate	1.47% to 2.03%
Expected term (in years)	0.5 to 1.0
Estimated dividend yield	0.00%
Estimated weighted-average volatility	61.14% to 72.69%

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

Employee payroll contributions accrued in connection with the ESPP were $4.2 million as of June 30, 2022, and are included within accrued expenses in the condensed consolidated balance sheet. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders' equity on the purchase date. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period. Forfeitures are recognized as they occur. During the six months ended June 30, 2022, the Company recorded stock-based compensation of $6.7 million in connection with the ESPP and 286,997 shares of our common stock were purchased under the ESPP.

As of June 30, 2022, the total unrecognized stock-based compensation expense related to the ESPP was $11.8 million, which is expected to be recognized over a weighted-average period of 0.6 years.

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock-based compensation

The Company recorded total stock-based compensation cost from stock options, RSUs, ESPP, RSAs, and sales of stock by employees in excess of fair value as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$2,046	$4,918	$3,504	$6,079
Sales and marketing	12,572	42,855	22,868	46,107
Research and development	13,144	51,317	26,152	54,563
General and administrative	6,133	38,353	18,580	40,997
Total stock-based compensation expense	$33,895	$137,443	$71,104	$147,746
Stock-based compensation capitalized for software development	1,895	837	4,061	920
Total stock-based compensation cost	$35,790	$138,280	$75,165	$148,666

10.	INCOME TAXES

For the three months ended June 30, 2022 and 2021, income tax expenses recorded by the Company were immaterial. For the six months ended June 30, 2022 and 2021, the Company recorded income tax expenses of $0.4 million and $0.2 million, respectively. As of June 30, 2022, the Company maintained a full valuation allowance on its U.S. federal, state, and certain foreign net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.

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

Basic and diluted net income (loss) per share is presented in conformity with the two-class method required for participating securities. The Company’s redeemable convertible preferred stock were participating securities as the holders of the redeemable convertible preferred stock were entitled to participate in dividends with common stock. In periods of net income, net income is attributed to common stockholders and participating securities based on their participation rights, and basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The Company’s common stock, which was converted from redeemable convertible preferred stock upon the closing of the IPO, is weighted based on the period of time it was outstanding after conversion in 2021.

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

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following weighted-average potentially dilutive shares are excluded from the calculation of diluted earnings per share as they are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares of common stock issuable upon conversion of redeemable convertible preferred stock	-	49,698,437	-	67,416,424
Restricted stock units and restricted stock awards subject to future vesting	8,580,940	6,710,345	7,611,792	6,171,789
Shares issuable pursuant to the ESPP	513,973	177,679	596,071	89,330
Shares of common stock issuable from stock options	6,578,716	10,006,631	6,912,550	10,800,054
Total	15,673,629	66,593,092	15,120,413	84,477,597

12.	GEOGRAPHIC INFORMATION

The following table sets forth the Company’s revenues by geographic region, which is determined based on the billing location of the customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue by geographic region:
United States	$147,174	$105,331	$283,378	$203,937
Rest of the world	25,031	17,459	48,343	32,791
Total revenue	$172,205	$122,790	$331,721	$236,728
Percentage of revenue by geographic region:
United States	85%	86%	85%	86%
Rest of the world	15%	14%	15%	14%

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

Certain Factors Affecting Our Performance

Acquiring New Customers and Retaining and Expanding Existing Customers’ Use of Our Platform

We are highly focused on continuing to acquire new customers to support our long-term growth. We intend to efficiently drive new customer acquisitions by continuing to invest across our sales and marketing engine to engage our prospective customers, increase brand awareness, and drive adoption of our products and platform. We added 594 net new customers in the second quarter of 2022. The number of customers on our platform has increased from 11,149 as of June 30, 2021 to 13,403 as of June 30, 2022, reflecting a year-over-year growth rate of 20%. All customer counts aforementioned exclude the customers acquired from Levelset, LaborChart, and Esticom, Inc. (“Esticom”), as they are on non-standard legacy contracts.

Levelset, LaborChart, and Esticom customers will be included in our customer metrics when they are renewed onto standard Procore annual contracts or upon integration of the sales process. Levelset has more than 3,000 customers as of June 30, 2022.

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

In connection with our acquisition of Levelset, we assumed, and continue to develop, a materials financing program for our customers. Purchasers of construction materials, typically specialty contractors, generally pay their materials suppliers on 30-day payment terms but typically do not recoup their costs for such materials for 60 to 120 days after they submit invoices for those materials to the general contractors. This disconnect between payment terms set by suppliers and when specialty contractors receive payment for those materials can pose risk and uncertainty to specialty contractors and their ability to manage their cash flow. Our materials financing program facilitates the purchase of construction materials from fulfillment partners (our suppliers) on behalf of our customers, allowing such customers to pay us for the materials on deferred payment terms. We typically charge an origination fee upon purchase of the materials and a weekly finance charge until receipt of deferred payment in full. We use internal data where available on the performance and payment history of other project participants (like the property owner and general contractor) who are involved in the construction project to help determine whether to provide materials financing for such project, and we secure such financing with mechanic’s lien rights. In circumstances of customer non-payment, our lien rights help enforce payment collections from property owners, lenders, and general contractors who are involved in such project, which in turn strengthens the collectability of amounts we finance for our customers. We are currently using capital from our balance sheet for our materials financing program. Ultimately, we anticipate partnering with a capital provider at the appropriate time to dedicate the financing needed to scale this program. Until that time, we may use up to approximately 10% of our current cash position to support the program.

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

COVID-19 Update

The ongoing COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. Some local governments temporarily closed construction jobsites or imposed restrictions on construction activity, such as limiting the number of workers allowed on site. Construction teams had to learn to navigate pandemic safety protocols on jobsites and coordinate already complex construction processes with increasingly distributed workforces. Owners had to reconfigure existing buildings to improve safety and consider new distancing requirements in project designs, all amid increased materials and labor costs. We believe that the COVID-19 pandemic has helped bring to light the need for construction stakeholders to digitize their operations and adopt technological solutions that enable distanced, distributed workforces. The impact of the COVID-19 pandemic and its effects on the construction industry continue to evolve, and the impact on our financial condition and results of operations remains uncertain.

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

Cost of Revenue

Cost of revenue primarily consists of customer support personnel-related compensation expenses, including salaries, stock-based compensation, benefits, payroll taxes, commissions, and bonuses, third-party hosting costs, software license fees, amortization of acquired technology intangible assets, amortization of capitalized software development costs, and allocated overhead. We expect our cost of revenue to increase on an absolute dollar basis as our revenue and acquisition activities increase. We intend to continue to invest additional resources in platform hosting, customer support, and software development as we grow our business and to ensure that our customers are realizing the full benefit of our products. The level and timing of investment in these areas could affect our cost of revenue in the future.

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

General and Administrative

General and administrative expenses primarily consist of personnel-related compensation expenses for our finance, executive, information technology, legal, human resources, and other administrative functions. Additionally, general and administrative expenses include non-personnel-related expenses, such as professional fees for audit, legal, tax, and other external consulting services, including acquisition-related transaction expenses, costs associated with operating as a public company, including insurance costs, professional services, investor relations, and other compliance costs, property and use taxes, licenses, travel and entertainment costs, and allocated overhead. We expect to increase the size of our general and administrative functions to support the growth of our business, including our international expansion.

Interest Income (Expense), Net

Interest income (expense), net consists primarily of interest income from money market funds, and is partially offset by interest expense associated with our finance leases and undrawn fees associated with our former credit agreement (the “Credit Facility”), terminated as of April 29, 2022, which was provided by Silicon Valley Bank.

Other Expense, Net

Other expense, net primarily consists of gains or losses on foreign currency transactions and miscellaneous other income and expenses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue	$172,205	$122,790	$331,721	$236,728
Cost of revenue (1)(2)(3)	36,735	25,493	70,067	45,852
Gross profit	135,470	97,297	261,654	190,876
Operating expenses:
Sales and marketing (1)(2)(3)(4)	103,283	99,905	197,198	153,870
Research and development (1)(2)(3)(4)	63,822	88,627	124,076	123,172
General and administrative (1)(3)(4)	40,667	57,827	83,819	75,754
Total operating expenses	207,772	246,359	405,093	352,796
Loss from operations	(72,302)	(149,062)	(143,439)	(161,920)
Interest income (expense), net	111	(576)	(380)	(1,138)
Other expense, net	(890)	(44)	(347)	(227)
Loss before provision for income taxes	(73,081)	(149,682)	(144,166)	(163,285)
Provision for income taxes	42	37	376	166
Net loss	$(73,123)	$(149,719)	$(144,542)	$(163,451)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (1)(2)(3)	21%	21%	21%	19%
Gross profit	79%	79%	79%	81%
Operating expenses:
Sales and marketing (1)(2)(3)(4)	60%	81%	59%	65%
Research and development (1)(2)(3)(4)	37%	72%	37%	52%
General and administrative (1)(3)(4)	24%	47%	25%	32%
Total operating expenses	121%	201%	122%	149%
Loss from operations	(42%)	(121%)	(43%)	(68%)
Interest income (expense), net	0%	(0%)	(0%)	(0%)
Other expense, net	(1%)	(0%)	(0%)	(0%)
Loss before provision for income taxes	(42%)	(122%)	(43%)	(69%)
Provision for income taxes	0%	0%	0%	0%
Net loss	(42%)	(122%)	(44%)	(69%)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$2,046	$4,918	$3,504	$6,079
Sales and marketing	12,572	42,855	22,868	46,107
Research and development	13,144	51,317	26,152	54,563
General and administrative	6,133	38,353	18,580	40,997
Total stock-based compensation expense	$33,895	$137,443	$71,104	$147,746

(2)	Includes amortization of acquired intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$5,654	$1,086	$11,308	$2,172
Sales and marketing	3,106	466	6,212	945
Research and development	895	680	1,797	863
Total amortization of acquired intangible assets	$9,655	$2,232	$19,317	$3,980

(3)	Includes employer payroll tax on employee stock transactions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$68	$330	$149	$334
Sales and marketing	317	1,215	925	1,357
Research and development	523	1,748	1,550	1,822
General and administrative	182	635	727	715
Total employer payroll tax on employee stock transactions	$1,090	$3,928	$3,351	$4,228

(4)	Includes acquisition-related expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Sales and marketing	$208	$110	$415	$110
Research and development	1,090	191	2,191	191
General and administrative	1,081	442	2,119	442
Total acquisition-related expenses	$2,379	$743	$4,725	$743

Comparison of the Three Months Ended June 30, 2022 and 2021

Revenue

	Three Months Ended June 30,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Revenue	$172,205	$122,790	$49,415	40%

During the three months ended June 30, 2022, our revenue increased by $49.4 million, or 40%, compared to the three months ended June 30, 2021, which is primarily due to expansion within our existing customers and revenue from new customers added during the year. The acquisition of Levelset in November 2021 contributed $7.3 million in revenue in the second quarter of 2022. Revenue from our other acquisitions in 2021 was not material in the second quarter of 2022. The increase in revenue from existing customers includes the net benefit of a full quarter of subscription revenue in the second quarter of 2022 from customers that were newly acquired in the first quarter of 2022 and continued their subscriptions in the second quarter of 2022, and customers that expanded their subscriptions in the second quarter of 2022 through the purchase of additional construction volume or products.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Cost of revenue	$36,735	$25,493	$11,242	44%
Gross profit	135,470	97,297	38,173	39%
Gross margin	79%	79%

The increase in cost of revenue during the three months ended June 30, 2022 was primarily attributable to increases of $4.6 million in amortization of acquired developed technology intangible assets related to recent acquisitions, and $3.1 million in third-party cloud hosting and related services as we grow our customer base. The increase in cost of revenue was also attributable to a $1.6 million increase in personnel-related expenses, including an increase of $4.8 million in salaries and wages driven by headcount and merit increases, partially offset by a decrease of $2.9 million in stock-based compensation expense. Stock-based compensation expense was higher in the second quarter of 2021 primarily due to RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO in May 2021. We increased our cost of revenue headcount by 47% since June 30, 2021 in order to continue to support the growth of our business.

Operating Expenses

	Three Months Ended June 30,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Sales and marketing	$103,283	$99,905	$3,378	3%

The increase in sales and marketing expenses during the three months ended June 30, 2022 was primarily attributable to increases of $3.1 million in travel-related costs, $2.7 million in marketing events and expenses, and $2.6 million in amortization of acquired customer relationship intangible assets related to recent acquisitions. The increase in sales and marketing expenses was partially offset by a $9.4 million decrease in personnel-related expenses, including a decrease in stock-based compensation expense of $30.3 million, offset by increases of $16.9 million in salaries and wages driven by headcount and merit increases and $4.9 million in commissions. Stock-based compensation expense was higher in the second quarter of 2021 primarily due to RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO in May 2021. We increased our sales and marketing headcount by 49% since June 30, 2021 in order to continue to drive customer growth.

	Three Months Ended June 30,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Research and development	$63,822	$88,627	$(24,805)	(28%)

The decrease in research and development expenses during the three months ended June 30, 2022 was primarily attributable to a decrease of $28.5 million in personnel-related expenses, including a decrease of $38.2 million in stock-based compensation expense, partially offset by an increase of $10.9 million in salaries and wages driven by headcount and merit increases. Stock-based compensation expense was higher in the second quarter of 2021 primarily due to RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO in May 2021. The decrease in research and development expenses was partially offset by an increase of $1.6 million in professional fees primarily for contractors to supplement our staff levels. We increased our research and development headcount by 41% since June 30, 2021 in order to continue to build, enhance, maintain, and scale our products and platform.

	Three Months Ended June 30,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
General and administrative	$40,667	$57,827	$(17,160)	(30%)

The decrease in general and administrative expenses during the three months ended June 30, 2022 was primarily attributable to a decrease of $23.6 million in personnel-related expenses, including a decrease of $32.2 million in stock-based compensation expense, partially offset by an increase of $9.1 million in salaries and wages driven by headcount and merit increases. Stock-based compensation expense was higher in the second quarter of 2021 primarily due to RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO in May 2021. The decrease in general and administrative expenses was partially offset by an increase of $2.7 million in professional fees, primarily for contractors and consultants to supplement our staff levels. We increased our general and administrative headcount by 66% since June 30, 2021 in order to continue to support the growth of our business.

Interest Income (Expense), Net, Other Expense, Net, and Provision for Income Taxes

	Three Months Ended June 30,		Change
	2022	2021	Dollar	Percent
		(dollars in thousands)
Interest income (expense), net	$111	$(576)	$687	*
Other expense, net	890	44	846	*
Provision for income taxes	42	37	5	14%

* Percentage not meaningful

The change in other expense, net during the three months ended June 30, 2022 was primarily due to foreign currency losses related to changes in Australian and Canadian dollar exchange rates. The change in interest expense, net during the three months ended June 30, 2022 was primarily due to an increase in interest income from money market funds.

Comparison of the Six Months Ended June 30, 2022 and 2021

Revenue

	Six Months Ended June 30,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Revenue	$331,721	$236,728	$94,993	40%

During the six months ended June 30, 2022, our revenue increased by $95.0 million, or 40%, compared to the six months ended June 30, 2021, which is primarily due to expansion within our existing customers and revenue from new customers added during the year. The acquisition of Levelset in November 2021 contributed $14.2 million in revenue in the first half of

2022. Revenue from our other acquisitions in 2021 was not material in the first half of 2022. The increase in revenue from existing customers includes the net benefit of a full six months of subscription revenue in 2022 from customers that were newly acquired in 2021 and continued their subscriptions in the first half of 2022, and customers that expanded their subscriptions in 2022 through the purchase of additional construction volume or products.

Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended June 30,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Cost of revenue	$70,067	$45,852	$24,215	53%
Gross profit	261,654	190,876	70,778	37%
Gross margin	79%	81%

The increase in cost of revenue during the six months ended June 30, 2022 was primarily attributable to increases of $9.1 million in amortization of acquired developed technology intangible assets related to recent acquisitions and $6.2 million in personnel-related expenses, including an $8.9 million increase in salaries and wages driven by headcount and merit increases, partially offset by a $2.6 million decrease in stock-based compensation expense. Stock-based compensation expense was higher in the first half of 2021 primarily due to RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO in May 2021. The increase in cost of revenue was also attributable to an increase of $5.4 million in third-party cloud hosting and related services as we grow our customer base. We increased our cost of revenue headcount by 47% since June 30, 2021 in order to continue to support the growth of our business.

Operating Expenses

	Six Months Ended June 30,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Sales and marketing	$197,198	$153,870	$43,328	28%

The increase in sales and marketing expenses during the six months ended June 30, 2022 was primarily attributable to an increase of $18.9 million in personnel-related expenses, including increases of $33.4 million in salaries and wages driven by headcount and merit increases and $9.2 million in commissions, partially offset by a decrease of $23.2 million in stock-based compensation expense. Stock-based compensation expense was higher in the first half of 2021 primarily due to RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO in May 2021. The increase in sales and marketing expenses was also attributable to a $5.3 million increase in amortization of acquired customer relationship intangible assets related to recent acquisitions, a $5.0 million increase in marketing events and expenses, a $5.0 million increase in travel-related costs, and a $3.0 million increase in professional fees primarily for contractors to supplement our staff levels. We increased our sales and marketing headcount by 49% since June 30, 2021 in order to continue to drive customer growth.

	Six Months Ended June 30,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Research and development	$124,076	$123,172	$904	1%

The increase in research and development expenses during the six months ended June 30, 2022 was primarily attributable to increases of $2.3 million in professional fees primarily for contractors to supplement our staff levels, $1.6 million in computer software expenses, $1.1 million in travel-related costs, and $1.0 million in amortization of acquired developed technology intangible assets. The increases were partially offset by a decrease in personnel-related expenses of $6.6 million, including a decrease of $28.4 million in stock-based compensation expense and an increase of $22.2 million in salaries and wages driven by headcount and merit increases. Stock-based compensation expense was higher in the first half of 2021 primarily due to RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO in May 2021. We increased our research and development headcount by 41% since June 30, 2021 in order to continue to build, enhance, maintain, and scale our products and platform.

	Six Months Ended June 30,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
General and administrative	$83,819	$75,754	$8,065	11%

The increase in general and administrative expenses during the six months ended June 30, 2022 was primarily due to increases of $6.0 million in professional fees primarily for contractors and consultants to supplement our staff levels, $1.8 million in travel-related costs, and $1.6 million in insurance-related expenses. The increase in general and administrative expenses was partially offset by a decrease of $5.7 million in personnel-related expenses, including a decrease of $22.4 million in stock-based compensation expense, partially offset by an increase of $16.7 million in salaries and wages driven by headcount and merit increases. Stock-based compensation expense was higher in the first half of 2021 primarily due to RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO in May 2021. We increased our general and administrative headcount by 66% since June 30, 2021 in order to continue to support the growth of our business.

Interest Expense, Net, Other Expense, Net, and Provision for Income Taxes

	Six Months Ended June 30,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Interest expense, net	$380	$1,138	$(758)	(67%)
Other expense, net	347	227	120	53%
Provision for income taxes	376	166	210	127%

The change in interest expense, net during the six months ended June 30, 2022 was primarily due to an increase in interest income from money market funds.

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

The following tables present reconciliations of our GAAP financial measures to our non-GAAP financial measures for the periods presented:

Reconciliation of gross profit and gross margin to non-GAAP gross profit and non-GAAP gross margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Revenue	$172,205	$122,790	$331,721	$236,728
Gross profit	135,470	97,297	261,654	190,876
Stock-based compensation expense	2,046	4,918	3,504	6,079
Amortization of acquired technology intangible assets	5,654	1,086	11,308	2,172
Employer payroll tax on employee stock transactions	68	330	149	334
Non-GAAP gross profit	$143,238	$103,631	$276,615	$199,461
Gross margin	79%	79%	79%	81%
Non-GAAP gross margin	83%	84%	83%	84%

Reconciliation of operating expenses to non-GAAP operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Revenue	$172,205	$122,790	$331,721	$236,728
GAAP sales and marketing	103,283	99,905	197,198	153,870
Stock-based compensation expense	(12,572)	(42,855)	(22,868)	(46,107)
Amortization of acquired intangible assets	(3,106)	(466)	(6,212)	(945)
Employer payroll tax on employee stock transactions	(317)	(1,215)	(925)	(1,357)
Acquisition-related expenses	(208)	(110)	(415)	(110)
Non-GAAP sales and marketing	$87,080	$55,259	$166,778	$105,351
GAAP sales and marketing as a percentage of revenue	60%	81%	59%	65%
Non-GAAP sales and marketing as a percentage of revenue	51%	45%	50%	45%

GAAP research and development	$63,822	$88,627	$124,076	$123,172
Stock-based compensation expense	(13,144)	(51,317)	(26,152)	(54,563)
Amortization of acquired intangible assets	(895)	(680)	(1,797)	(863)
Employer payroll tax on employee stock transactions	(523)	(1,748)	(1,550)	(1,822)
Acquisition-related expenses	(1,090)	(191)	(2,191)	(191)
Non-GAAP research and development	$48,170	$34,691	$92,386	$65,733
GAAP research and development as a percentage of revenue	37%	72%	37%	52%
Non-GAAP research and development as a percentage of revenue	28%	28%	28%	28%

GAAP general and administrative	$40,667	$57,827	$83,819	$75,754
Stock-based compensation expense	(6,133)	(38,353)	(18,580)	(40,997)
Employer payroll tax on employee stock transactions	(182)	(635)	(727)	(715)
Acquisition-related expenses	(1,081)	(442)	(2,119)	(442)
Non-GAAP general and administrative	$33,271	$18,397	$62,393	$33,600
GAAP general and administrative as a percentage of revenue	24%	47%	25%	32%
Non-GAAP general and administrative as a percentage of revenue	19%	15%	19%	14%

Reconciliation of loss from operations and operating margin to non-GAAP loss from operations and non-GAAP operating margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Revenue	$172,205	$122,790	$331,721	$236,728
Loss from operations	(72,302)	(149,062)	(143,439)	(161,920)
Stock-based compensation expense	33,895	137,443	71,104	147,746
Amortization of acquired intangible assets	9,655	2,232	19,317	3,980
Employer payroll tax on employee stock transactions	1,090	3,928	3,351	4,228
Acquisition-related expenses	2,379	743	4,725	743
Non-GAAP loss from operations	$(25,283)	$(4,716)	$(44,942)	$(5,223)
Operating margin	(42%)	(121%)	(43%)	(68%)
Non-GAAP operating margin	(15%)	(4%)	(14%)	(2%)

Liquidity and Capital Resources

Prior to our IPO, we financed our operations principally through private placements of our equity securities. In May 2021, we received $665.1 million in net proceeds from our IPO.

As of June 30, 2022, our principal sources of liquidity are cash and cash equivalents of $563.2 million, which were held in checking accounts, savings accounts, and highly liquid money market funds. On April 29, 2022, we terminated our Credit Facility. Upon termination of the Credit Facility, our outstanding letters of credit, issued by Silicon Valley Bank, remain outstanding on an unsecured basis, without any requirement to set aside restricted cash.

We also have a materials financing program that finances our customers’ purchases of construction materials on deferred payment terms. As of June 30, 2022, we had receivables for amounts financed for customers of $12.0 million on our condensed consolidated balance sheet. The related allowance recorded on our materials financing receivables is primarily based on expectations of credit losses based on historical loss data as well as macroeconomic factors and was immaterial as of June 30, 2022. We expect this business to grow in the future, which may impact our liquidity.

We believe our existing cash and cash equivalents will be sufficient to meet our needs for at least the next 12 months. We have generated operating losses and negative cash flows from operations in certain periods as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We may not achieve profitability in the foreseeable future and may require additional capital resources to execute strategic initiatives to grow our business.

This assessment is a forward-looking statement and involves risks and uncertainties. Our additional future capital requirements will depend on many factors, including our revenue growth rate, new customer acquisition and subscription renewal activity, timing of billing activities, our ability to integrate the companies or technologies we acquire and realize strategic and financial benefits from our investments and acquisitions, other strategic transactions or investments we may enter into, the timing and extent of spending to support further sales and marketing and research and development efforts, general and administrative expenses to support our growth, including international expansion, the timing and extent of amounts financed and customer repayments under our materials financing program, and the ongoing impact of the COVID-19 pandemic. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing to fund these activities. If we are unable to raise additional capital when desired, or on acceptable terms, our business, results of operations, and financial condition could be materially adversely affected.

There have been no material changes to our contractual obligations from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K dated March 4, 2022. Further, as of June 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(16,671)	$25,167
Net cash used in investing activities	(30,410)	(33,342)
Net cash provided by financing activities	25,003	689,511

Operating Activities

Our largest source of cash from operating activities is collections from the sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting and software license expenses, and overhead.

Net cash used in operating activities was $16.7 million during the six months ended June 30, 2022 which resulted from a net loss of $144.5 million, adjusted for non-cash charges of $107.1 million and a net cash inflow of $20.8 million from changes in operating expenses and liabilities. The $20.8 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:

•	a $24.3 million decrease in accounts receivable primarily due to timing of billings and cash receipts from customers;
•	a $15.7 million increase in deferred revenue primarily due to the growth of our business and timing of billings; and
•	a $5.9 million increase in accounts payable primarily due to timing of cash payments to our vendors.

These changes in our operating assets and liabilities were partially offset by the following:

•

an $8.9 million decrease in accrued expenses and other liabilities primarily due to timing of payroll, 2021 corporate bonus payout to our employees in the first quarter of 2022, cash payments to our vendors, and employee payroll contributions used to purchase shares in connection with our employee stock purchase plan (“ESPP”);

•	a $7.4 million increase in deferred contract cost assets related to commissions as a result of additional customer contracts closed during the period;
•	a $4.5 million increase in prepaid expenses and other assets primarily due to timing of cash payments to our vendors; and
•	a $4.4 million decrease in operating lease liabilities related to lease payments.

Net cash provided by operating activities was $25.2 million during the six months ended June 30, 2021, which resulted from a net loss of $163.5 million, adjusted for non-cash charges of $167.8 million and net cash inflow of $20.9 million from changes in operating assets and liabilities. The $20.9 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:

•	an $11.1 million decrease in accounts receivable primarily due to timing of billings and cash receipts from customers;
•	a $14.5 million increase in accrued expenses and other liabilities primarily due to timing of payroll and cash payments to our vendors; and
•	a $10.8 million increase in deferred revenue primarily due to the growth of our business and timing of billings.

These changes in our operating assets and liabilities were partially offset by the following:

•	a $5.7 million increase in prepaid expenses and other assets primarily due to timing of cash payments to our vendors;
•	a $5.1 million increase in deferred contract cost assets; and
•	a $2.9 million decrease in accounts payable primarily due to timing of cash payments to our vendors.

Investing Activities

Net cash used in investing activities of $30.4 million during the six months ended June 30, 2022 consisted of capitalized software development costs of $16.3 million, purchases of property and equipment of $9.4 million primarily related to improvements to our leased office spaces and computer equipment purchases, $9.3 million of originations for materials financing, and strategic investments of $3.0 million, partially offset by $6.3 million of customer repayments for materials financing and $1.3 million in cash receipts from post-close working capital adjustments related to our acquisitions of Levelset and LaborChart in the fourth quarter of 2021.

Net cash used in investing activities of $33.3 million during the six months ended June 30, 2021 consisted of the acquisition of Indus.ai Inc., net of cash acquired, of $20.0 million, capitalized software development costs of $5.7 million, purchases of property and equipment of $4.2 million primarily related to computer equipment purchases, and $3.5 million in strategic investments.

Financing Activities

Net cash provided by financing activities of $25.0 million during the six months ended June 30, 2022 consisted of $14.6 million in proceeds from stock option exercises and $11.5 million in proceeds from our ESPP, partially offset by $0.8 million in payments on our finance lease obligations.

Net cash provided by financing activities of $689.5 million during the six months ended June 30, 2021 primarily consisted of proceeds from issuance of common stock in IPO, net of underwriting discounts and commissions, of $665.1 million, proceeds from stock option exercises of $29.1 million, partially offset by payments of deferred offering costs of $3.5 million.

Credit Facility

Our Credit Facility provided for debt financing of up to $75.0 million to be used for general corporate purposes, including the financing of working capital requirements, and was secured by a blanket lien on our assets, until it was terminated on April 29, 2022, prior to its maturity date on May 7, 2022.

As of June 30, 2022, we had issued letters of credit totaling $6.5 million to secure various U.S. and Australia leased office facilities. Upon termination of the Credit Facility, our current letters of credit, issued by Silicon Valley Bank, remain outstanding on an unsecured basis, without any requirement to set aside restricted cash.

Remaining Performance Obligations

Our subscriptions typically have a term of one to three years. The transaction price allocated to remaining performance obligations under our subscriptions represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancelable subscriptions that will be invoiced and recognized as revenue in future periods. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $653.9 million, 72% of which is expected to be recognized as revenue in the next 12 months and substantially all of the remainder between 12 and 36 months thereafter. We expect remaining performance obligations to change from period to period primarily due to the size, timing and duration of new customer contracts and customer renewals.

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

Our significant accounting policies are more fully described in Note 2 of our condensed consolidated financial statements. Our critical accounting policies and more significant judgments and estimates used in the preparation of our financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K dated March 4, 2022. There have been no significant changes to these policies for the six months ended June 30, 2022.

JOBS Act Accounting Election and Emerging Growth Company Status

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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of our first fiscal year in which we have total annual revenues of more than $1.07 billion; (2) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our IPO. Based on the market value of our common stock held by non-affiliates as of the last business day of our fiscal second quarter ended June 30, 2022, we will cease to be an emerging growth company as of December 31, 2022.

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

Interest Rate Risk

We had cash, cash equivalents, and restricted cash of $566.3 million as of June 30, 2022. Cash, cash equivalents, and restricted cash consist of checking accounts, savings accounts, and money market funds. The cash and cash equivalents are held for working capital and general corporate purposes. The restricted cash is used as collateral to satisfy certain contractual arrangements related to corporate credit cards. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of June 30, 2022, a hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

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

We have experienced rapid growth in recent periods. Our revenue was $331.7 million and $236.7 million for the six months ended June 30, 2022 and 2021, respectively. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Our overall revenue growth depends on a number of factors, including our ability to:

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

We have a history of losses, and we may not achieve or maintain profitability in the future. We incurred net losses of $144.5 million and $163.5 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $806.8 million. We are not certain whether or when we will be able to achieve or sustain profitability in the future. We also expect our expenses to increase in future periods as we continue to invest in growth, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend substantial financial and other resources on:

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

Our ability to grow our customer base and increase revenue from customers will depend heavily on our ability to enhance and improve our platform, respond to changes in customer demands and preferences, introduce new products, and interoperate across an increasing range of devices, operating systems, and third-party applications. We may introduce significant changes to our existing products or develop and introduce new and unproven products, including technologies with which we have little or no prior development or operating experience. Our customers may also demand features and capabilities that our current products do not have, or that our current platform cannot support, and we may need to invest significantly in research and development to build these features and capabilities. Any new products and features may fail to engage, retain, and increase our customer base or may suffer a lag in customer adoption. New products may initially suffer from performance and quality issues that may negatively impact our ability to market and sell such products to new and existing customers. Because we use internal data to assess the likelihood of success of introducing new and unproven products, or significant changes to existing products, in the market, it may be difficult for us to accurately assess the risks such offerings with limited or no operating history pose. As a result, we may incorrectly calculate such risks or assume undue risks with respect to such offerings. Competitors may also develop and introduce new products or entirely new technologies to replace our existing products, which could make our platform obsolete or adversely affect our business. There is no assurance that any enhancements to our platform or new products, features, or capabilities will be compelling to our customers or gain market acceptance. Additionally, we may experience difficulties with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new products, features, or capabilities. We have in the past experienced delays in our internally planned release dates of new products, features, and capabilities, and there can be no assurance that new products, features, or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by customers brought against us, all of which could harm our business. If our research and development investments do not accurately anticipate user demand, or if we fail to develop our products, features, or capabilities in a manner that satisfies customer needs in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our products, which could materially adversely affect our business, financial condition, results of operations, and prospects.

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

With the introduction of new products and technologies by competitors and the emergence of new market entrants in the construction management software industry, we expect competition to intensify. Further, many of our actual and potential competitors benefit from competitive advantages over us, such as better name recognition, longer operating histories, larger marketing budgets, existing or more established relationships, greater third-party integration, access to larger customer bases, greater financial, technical, pricing and marketing strategies, and other resources. Some of our competitors may make acquisitions or enter into strategic relationships with third parties to offer a broader range of products than we do. These combinations may make it more difficult for us to effectively compete. Additionally, as we introduce new products and services in the market, such as materials financing, we may face new or different competitors who may be more established or have more resources or better strategies, who may have or develop superior offerings, or who may consolidate or partner with other entities and achieve benefits of scale. Such competitive pressures may erode our market share and may hinder or slow our expansion into new markets, including materials financing. We expect these competitive dynamics to continue as competitors attempt to strengthen or maintain their market positions.

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

Our results of operations may vary significantly from period to period, which could materially adversely affect our business, financial condition, results of operations, and prospects. We expect that our results of operations will vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to increase the number of new customers and retain and expand our existing customers’ use of our products;
•	the timing and success of new products introduced by us or our competitors;
•	the budgeting cycles, government funding of projects, and purchasing practices of customers;
•	general economic conditions, both domestically and in foreign markets;
•	reduction in construction spending in the public or private sectors;
•	changes in customer or collaborator requirements or market needs;
•	changes in the way we organize and compensate our employees;
•	whether the construction management software industry develops at all or develops more slowly than we expect;
•	our ability to successfully expand our business domestically and internationally;
•	the timing and length of our sales cycles;
•	our ability to complete sales transactions in a timely, predictable and effective manner, if at all;
•	our ability to attract, develop, motivate, and retain management and other skilled personnel;
•	the amount and timing of operating costs and capital expenditures related to the expansion of our business;
•	changes in the competitive landscape of our market, including consolidation among competitors or customers;
•	changes in our pricing policies or those of our competitors;
•	insolvency or credit difficulties affecting our customers’ ability to purchase or pay for our products;
•	significant security breaches of, technical difficulties with, or interruptions to, the use of our products or platform;
•	unusual expenses such as litigation or other dispute-related settlement payments or outcomes, or costs of responding to regulatory inquiries or actions;
•	health epidemics or pandemics, such as the COVID-19 pandemic;
•	our ability to accurately forecast customer payments, assert our mechanic’s lien rights, and comply with applicable laws and regulations in connection with our materials financing program;
•	future accounting pronouncements or changes in our accounting policies or practices; and
•	increases or decreases in our results caused by fluctuations in foreign currency exchange rates.

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

Our continued success is also dependent on our ability to attract and retain other qualified personnel possessing a broad range of skills and expertise. There is significant competition for personnel with the skills and technical knowledge that we require across our product and platform development, sales, customer success, and general and administrative functions, and the competition to attract and retain such personnel has only intensified in recent periods. To continue to enhance our products, develop new products, and add new and innovative functionality, it will be critical for us to continue to grow our research and development teams, including hiring highly skilled engineers, product managers, and designers with experience in designing, developing, and testing cloud-based software. We may need to offer higher compensation and other benefits to attract and retain key personnel in the future, and to attract top talent, we must offer competitive compensation packages before we have the opportunity to validate the productivity and effectiveness of new personnel. Many of the companies with which we compete for experienced personnel have greater name recognition and financial resources. If we hire employees from competitors or other companies, their former employers may attempt to assert that we or these employees have breached the employee’s legal obligations, resulting in a diversion of our time and resources. Additionally, we may not be able to hire new personnel quickly enough to meet our needs. If we fail to meet our hiring needs or successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity, and retention could all suffer. Any of these factors could materially adversely affect our business, financial condition, results of operations, and prospects.

We are subject to stringent, changing, and sometimes potentially inconsistent obligations related to data privacy and security, both domestically and internationally, and our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.

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

As we expand globally, our obligations related to data protection may increase. Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU’s General Data Protection Regulation (“GDPR”) and the United Kingdom’s (“U.K.”) GDPR impose strict requirements for processing personal data. Under the EU’s GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater, for certain violations. The application of the EU’s GDPR alongside the U.K.’s GDPR exposes us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. The relationship between the U.K. and the EU in relation to certain aspects of data protection law remains in flux. This may require investing in additional resources and more technology. In addition, individuals and consumer protection agencies may initiate litigation related to the processing of individuals’ personal data. There are also stringent local data protection requirements in Germany and cloud-server initiatives in France which may impact our expansion into these countries.  In Europe, there is a proposed regulation related to artificial intelligence (“AI”) that, if adopted, could impose onerous obligations related to the use of AI-related systems. We may have to change our business practices to comply with such obligations. Furthermore, as our business continues to expand and evolve, the EU GDPR, the U.K.’s GDPR, and similar data protection regulations may apply additional obligations on us to further secure personal data, provide further rights to data subjects, and require additional reporting to regulators.

In Canada, the Personal Information Protection and Electronic Documents Act and various related provincial laws, as well as Canada’s Anti-Spam Legislation, applies to our operations, as does Australia’s Privacy Act 1988. We also have operations in Singapore and the United Arab Emirates (“UAE”), which means that we may be subject to Singapore’s Personal Data Protection Act and the UAE’s Federal Data Protection Law No. 45 of 2021, respectively.

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

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. Based on the market value of our common stock held by non-affiliates as of the last business day of our fiscal second quarter ended June 30, 2022, we will cease to be an emerging growth company as of December 31, 2022. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could cause a decline in our stock price or materially adversely affect our business, financial condition, results of operations, and prospects.

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

The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The potential impact and duration of the COVID-19 pandemic on the global economy and our business are difficult to assess or predict. Potential impacts include:

•

our prospective and existing customers may continue to experience slowdowns in their businesses, which in turn may result in reduced demand for our platform, lengthening of sales cycles, loss of customers, and difficulties in collections;

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

We believe our corporate culture fosters innovation, teamwork, passion, and focus on execution and has contributed to our success. As we grow and develop our infrastructure as a public company and expand our operations, we may find it difficult to maintain our corporate culture. Any failure to preserve our culture could harm our future success, including our ability to recruit and retain qualified personnel, innovate and operate effectively, and execute on our business strategies. In addition, in response to the COVID-19 pandemic and local government health regulations, we required substantially all of our employees, and continue to allow many of our employees, to work remotely to minimize the risk of exposure to the virus to our employees and the communities in which we operate. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no guarantee that we will be as effective while working remotely or that we will be able to maintain our corporate culture because our team is dispersed or because our employees may have less capacity to work due to increased personal obligations (such as childcare, eldercare, or caring for family members who become sick), may become sick themselves and be unable to work, or may be otherwise negatively affected, mentally or physically, by the COVID-19 pandemic. If we experience any of these risks in connection with future growth, it could impair our ability to attract new customers and retain existing customers and expand their use of our platform, all of which could materially adversely affect our business, financial condition, results of operations, and prospects.

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

We cannot guarantee that we have been or will in the future be fully compliant with such laws and regulations in every jurisdiction, as it is not entirely clear in every jurisdiction how existing laws and regulations governing such areas apply or will be enforced. Moreover, as the regulatory landscape continues to evolve, increasing regulation and enforcement efforts by federal, state, and foreign authorities, and the prospects for private litigation claims, become more likely. In addition, the adoption of new laws or regulations, or the imposition of other legal requirements, that adversely affect our ability to market or sell our products could harm our ability to offer, or customer demand for, our products, which could impact our revenue, impair our ability to expand our product offerings, and make us more vulnerable to competition. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also require us to change our business practices and raise compliance costs or other costs of doing business. For example, the re-adoption of “network neutrality” rules in the United States by the Federal Communications Commission (the “FCC”), which the current president of the United States supported during his campaign, and which is supported by the current Democratic FCC commissioners, could affect the services we and our customers use by restricting the offerings made by internet service providers or reducing their incentives to invest in their networks. After a federal court judge denied a request for an injunction against California’s state-specific network neutrality law, California began enforcing that law on March 25, 2021. Trade associations representing internet service providers appealed the district court’s ruling denying the preliminary injunction, and the appeal was denied on January 28, 2022. The trade associations sought rehearing with the full court of appeals, but their request was denied on April 20, 2022 and they voluntarily dismissed their lawsuit on May 4, 2022. Other states could begin to enforce existing laws or adopt new network neutrality requirements. For example, a temporary injunction preventing implementation of a similar law in Vermont expired on April 20, 2022, although the challenge to that law remains pending.

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

Any claim, lawsuit, proceeding, investigation, inquiry or request under any of the foregoing could: (i) result in reputational harm, criminal sanctions, consent decrees, orders preventing us from offering certain features, functionalities, products or services, (ii) limit our access to credit, (iii) result in a modification or suspension of our business practices, (iv) require us to develop non-infringing or otherwise altered products or technologies, (v) prompt ancillary claims, lawsuits, proceedings, investigations, inquiries or requests, (vi) consume financial and other resources which may otherwise be utilized for other purposes, such as advancing other products and services on our platform, (vii) cause a breach or cancelation of certain contracts, or (viii) result in a loss of customers, investors or partners. Any of the foregoing, or any significant additional laws or regulations, or our failure to comply with any laws and regulations that now or in the future could apply to our business, could materially adversely affect our business, financial condition, results of operations, and prospects.

Certain of our services subject us to complex and evolving laws and regulations regarding the unauthorized practice of law.

Unauthorized practice of law (“UPL”) generally refers to a person or entity that is not licensed to practice law but that gives legal advice or advertises its services as the practice of law. As a result of our acquisition of Levelset in November 2021, certain lien rights management services we now offer involve activities that could represent an alternative to traditional legal services and, as a result, may potentially subject us to UPL allegations. Our lien rights management business model includes the provision of document-processing services in connection with the filing of mechanic’s liens. In the past, various aspects of Levelset’s lien rights management offering have been subject to claims of UPL. In the future, we could face similar claims, actions, or proceedings.

The laws and regulations that define UPL, and the governing bodies that enforce UPL rules, differ among the various jurisdictions in which we operate, and the scope of these laws and regulations is often vague, broad, and evolving. As a result, the application and interpretation of these laws and regulations can be uncertain and conflicting. For example, regulation of legal document processing, a component of our lien rights management offering, varies among the jurisdictions in which we conduct business. Compliance with these disparate laws and regulations may require us to structure our business and services differently in certain jurisdictions, which could lead to operating inefficiencies. Maintaining compliance with UPL rules across various jurisdictions may cause us to incur significant expenses and may require that we dedicate significant management time to dealing with UPL issues, which could divert management’s attention from other matters.

As we continue to grow our lien rights management offering or expand into new jurisdictions, we may face increased scrutiny and risk of additional UPL claims, actions or proceedings. Any failure or perceived failure by us to comply with applicable UPL laws and regulations may subject us to regulatory inquiries, actions, lawsuits, or proceedings. Levelset has incurred in the past, and we expect to incur in the future, costs associated with responding to, defending, resolving, and settling

UPL claims, actions, and proceedings. We can give no assurance that we will prevail in any such matters on commercially reasonable terms or at all. Responding to, defending, and settling regulatory inquiries, action, lawsuits, and proceedings may be time-consuming and divert management and financial resources or have other adverse effects on our business. A negative outcome in any of these proceedings may result in claims, actions, changes to or discontinuance of some of our services, potential liabilities, and additional costs that could materially adversely affect our business, financial condition, results of operations, and prospects.

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

Our inability to obtain adequate capital resources, whether in the form of equity or debt, to fund our future growth may require us to delay, scale back, or eliminate some or all of our operations or the expansion of our business, which could materially adversely affect our business, financial condition, results of operations, and prospects.

Our materials financing program subjects us to new risks, including new credit, performance, and liquidity risks, that could materially adversely affect our business, financial condition, results of operations, and prospects.

In connection with our acquisition of Levelset in November 2021, we assumed a materials financing program, pursuant to which we facilitate the purchase of construction materials from fulfillment partners (our suppliers) on behalf of our customers, allowing such customers to finance their materials purchases from us on deferred payment terms. Holding these receivables on our balance sheet exposes us to credit, performance, and liquidity risk, which may adversely affect our financial performance.

While we earn finance charges on deferred payment balances, we bear credit risk in the event customers default on the deferred payment terms under our materials financing agreements. If customers default on the deferred payment terms under our materials financing agreements, we may incur financial losses. Further, certain of our materials financing program customers may also be customers of other products or services we offer. If such customers default on their payment obligations under our materials financing program, they may be more likely to default on their payment obligations in respect of other products or services of ours they subscribe to, which may compound the financial losses we incur upon such default. Although our internal data can help us assess a customer’s default risk for each materials financing transaction, there can be no guarantee that our processes will accurately forecast repayments. We are also in the early stages of our materials financing program’s operations and therefore we may not be as accurate in forecasting default rates in the near term as we expect to be in the long term once we have had the opportunity to develop and enhance our internal data sets and analytics capabilities to better predict, assess, and manage risk of default. Furthermore, since our materials financing program customers are largely consolidated in the construction industry, we may be subject to risks related to economic volatility since our customers’ ability to pay us may be especially impacted by the economic strength of the construction industry. In addition, because our materials financing program has a limited operating history, we may be less able to forecast and carry appropriate reserves on our books for projected losses. Although we have a credit policy in place designed to limit our exposure to any particular customer, we may ultimately be unable to adequately or successfully limit our exposure to such customer or the project. Failure to accurately forecast our customers’ payment ability or a material increase in payment defaults may adversely impact our results of operations, cash flows, liquidity, and profitability. In addition, our customers may not fully comply with their obligations under their materials financing agreements, which could negatively impact our ability to collect outstanding balances or finance charges.

We primarily rely on mechanic’s lien rights to protect against instances of non-payment. Our ability to enforce our rights as a lienholder and receive payment from materials financing program customers may be limited or hindered by differing laws and regulations that define lienholder rights among the various jurisdictions in which we operate. Compliance with these disparate laws could lead to operating inefficiencies and cause us to incur expenses to enforce our lienholder rights and collect payment, or we may be unable to enforce our lienholder rights altogether or be unsuccessful in those efforts. Repeated inability to effectively assert or enforce our lienholder rights could materially adversely affect our business, financial condition, results of operations, and prospects.

We currently finance all originations for our materials financing program out of cash on hand. Although we believe that we currently have adequate liquidity to support our materials financing program, there are a number of factors that could reduce or deplete our existing liquidity position, including results of operations that are reduced relative to our projections, costs related to existing or future litigation or regulatory matters, the pursuit of strategic business opportunities (whether through acquisition or otherwise), and unanticipated liabilities. Adverse effects on our liquidity may impair our ability to allocate sufficient financial resources for other purposes, such as advancing any other aspect of our platform, which could adversely impact our results of operations. If our materials financing program grows rapidly, or we otherwise become unable to finance any portion of our originations directly, we may need to fund all or part of our materials financing program through financing arrangements with third party financial institutions. In such instance, we may be unable to secure funding from such third parties on terms favorable to us or at all, which could materially adversely affect our business, financial condition, results of operations, and prospects.

Our materials financing program may subject us to additional and changing legal, regulatory, and compliance requirements, and failure to comply with such requirements could materially adversely affect our business, financial condition, results of operations, and prospects.

Our materials financing program facilitates the procurement of construction materials for customers on deferred payment terms and may be subject to regulation in the jurisdictions in which we operate this program. Furthermore, with the geographic expansion of our materials financing program into new markets, we may become subject to additional and changing legal, regulatory, and compliance requirements and industry standards with respect to materials financing.

As a result of offering our materials financing program, we may become subject to regulatory scrutiny, which may impose significant compliance costs and make it uneconomical for us to continue to operate in our current markets or to expand into new markets. For example, certain state legislatures have recently adopted regulations for commercial financing that have provisions that, among other things, may extend protections similar to those found in consumer credit protection laws to commercial financing arrangements. Further, state legislatures and financial regulators across the country are actively considering proposals to impose additional regulations on business-purpose credit products, especially products offered to small business customers. As a result, such new or expanded regulations, or changes in interpretation or enforcement of existing regulations, could result in new restrictions affecting the terms under which we offer our materials financing program, our potential inability to comply with such regulations, and increased compliance costs or other costs of doing business, any of which may materially adversely affect our business, financial condition, results of operations, and prospects.

Our materials financing transactions are structured as credit sales, rather than purchase-money loans. Credit sales are generally subject to regulatory regimes at the state and federal level that are more favorable (to the party offering deferred payment terms) than those applicable to purchase-money loans. However, if a regulator or court concluded that our materials financing transactions should be characterized as loans, and thus subject to laws and regulations governing loans and lending activities, then we may be forced to restructure the transactions in a way that is commercially less desirable in order to support the credit sale characterization, or we may be required to comply with laws and regulations governing loans and lending activities, which may subject us to additional restrictions and requirements, such as compliance with usury laws and state lending, loan brokering, or debt collection licensing laws and regulations.

If we fail, or are perceived to have failed, to address or comply with new or existing compliance obligations with respect to our materials financing program we could face significant consequences. These consequences may include, but are not limited to, enforcement actions, fines, penalties, litigation, additional reporting requirements and oversight, the inability to operate in certain jurisdictions, limited ability to develop or commercialize our materials financing program, loss of revenue or profits, loss of customers, loss of investor confidence, negative publicity, and reputational harm, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.

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

One of the most important features of our platform is its broad interoperability with a range of devices, web browsers, operating systems, and third-party applications. Our App Marketplace enables customers to connect other software, applications, and data to our platform. Accordingly, we are dependent on the accessibility of our platform across web browsers, operating systems, and the third- party applications that we oftentimes do not control. Third-party applications and products are constantly evolving, and we may not be able to modify our platform to assure its compatibility with that of other third parties following development changes. In addition, some of our competitors may be able to disrupt the operations or compatibility of our platform with their applications that some of our customers may rely upon. If our platform has integration or operability failures with these operating systems or third-party applications, customers may not adopt our platform, and our App Marketplace may not be useful to customers, which could materially adversely affect our business, financial condition, results of operations, and prospects.

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

The technology industry is subject to intense media, political, and regulatory scrutiny, which may expose us to government investigations, legal actions, and penalties. Various regulatory agencies, including competition, consumer protection, and privacy authorities, have active proceedings and investigations concerning multiple technology companies, some of which have offerings, like app marketplaces and collaboration tools, that are similar to services and features we offer. If proceedings or investigations targeted at other companies result in determinations that practices are unlawful, we could be required to change our products and services or alter our business operations, which could harm our business. Legislators and regulators also have proposed new laws and regulations intended to restrain the activities of technology companies. If such laws or regulations are enacted, they could adversely impact us, even if they are not intended to affect our company. The increased scrutiny of acquisitions in the technology industry also could affect our ability to enter into strategic transactions or to acquire other businesses. Compliance with new or modified laws and regulations could increase the cost of conducting business, limit opportunities to increase our revenues, or prevent us from offering products or services.

In addition, the introduction of new products and services, expansion of our activities in certain jurisdictions, or other actions we may take may subject us to additional laws, rules, and regulations, or other government scrutiny. We may not always be able to accurately predict the scope or applicability of certain laws, rules, or regulations to our business, particularly as we expand into new areas of operations, such as materials financing and lien rights management, which could negatively affect our business and our ability to pursue future plans. In addition, any perceived or actual breach by us of applicable laws, rules, and regulations could have a significant impact on our reputation as a trusted brand and could cause us to lose customers in existing and emerging lines of business, prevent us from acquiring new customers, require us to expend significant resources to remedy issues caused by such breaches and to avert further breaches, and expose us to legal risk and potential liability.

Our liability for third-party content on our platform, such as content posted by customers and other users, currently is limited by Section 230 of the Communications Decency Act. There have been various efforts made by state and federal executives and legislators to bypass, eliminate, or modify Section 230, which limits the liability of internet platforms for third-party content that is transmitted via those platforms and for good- faith moderation of offensive content. President Biden and many members of Congress from both parties have expressed support for the reform or repeal of Section 230, so the possibility of Congressional action remains. In addition, the FCC is considering a petition, filed by the former administration, to adopt rules interpreting Section 230. If the FCC adopts rules, the scope of the protection afforded by Section 230 could be narrowed considerably. The FCC has not released any document describing the rules that would be proposed and no date has been set for a vote on any such proposal. The Democratic commissioners of the FCC have indicated that they are opposed to the petition and now control the agenda of the FCC. In addition, Florida and Texas have passed laws intended to limit the protection afforded by Section 230, and similar legislation has been introduced in other states. In response to challenges from industry groups, various federal courts, including the U.S. Supreme Court, have enjoined enforcement of the Florida and Texas laws, but litigation is pending in both cases and Florida recently amended its law in an attempt to address the issues that resulted in the adverse court action. There also are pending cases before the judiciary that may result in changes to the protections afforded to internet platforms, including a lawsuit by former President Trump that, if successful, would greatly limit the scope of Section 230. We cannot predict whether there will be any changes to Section 230 or if regulatory action will interpret it in such a way as to limit the protection it affords. If the protections contained in Section 230 are repealed or limited, we could be subjected to liability for our customers’ or other users’ activities, or we could be required to pay fines or penalties, redesign our business methods, or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims.

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

Tax authorities may challenge our position that we do not have sufficient nexus in a taxing jurisdiction or that our products and platform are not taxable in such jurisdiction and may decide to audit our business and operations with respect to sales, use, value added, goods and services, and other taxes, which could result in significant tax liabilities (including related penalties and interest) for us or our customers, which could materially adversely affect our business, financial condition, results of operations, and prospects.

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

Our business could be materially adversely affected by future changes to tax laws.

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

As of December 31, 2021, we had $794.5 million of U.S. federal and $509.0 million of state NOL carryforwards available to reduce taxable income that we may have in the future. It is possible that we will not generate taxable income sufficient to use certain of these NOL carryforwards. Under legislative changes made by the TCJA, as modified by the CARES Act, U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the ability to utilize such federal net operating losses to offset taxable income in taxable years beginning after 2020 is limited to 80% of the current-year taxable income. It is uncertain if and to what extent various states will conform to the TCJA. In addition, federal NOL carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code (the “Code”), respectively. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. We performed an analysis to determine whether net operating loss and credit carryover limitations existed under Section 382 as of December 31, 2021, and determined that a portion of the net operating losses and credit carryovers are subject to Section 382 annual limitations. We have determined that we should be able to fully utilize these net operating losses and credit carryovers before they expire, provided we generate sufficient taxable income. However, we may experience additional ownership changes in the future as a result of shifts in our stock ownership after December 31, 2021, some of which may be outside of our control. State NOL carryforwards and other state tax credits may be subject to similar limitations under state tax laws, and there may be periods during which the use of state net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state net operating losses to offset California taxable income in tax years beginning after 2019 and before 2023. Senate Bill No. 113, signed into law in February 2022, shortened that suspension period and restored the use of NOL carryforwards and full business credit utilization for tax year 2022. If an ownership change occurs and our ability to use our NOL carryforwards and tax credits is limited, or if our ability to utilize NOL carryforwards and certain tax credits is otherwise restricted by law, our business, financial condition, results of operations, and prospects could be materially adversely affected.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of our IPO; (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates. Based on the market value of our common stock held by non-affiliates as of the last business day of our fiscal second quarter ended June 30, 2022, we will cease to be an emerging growth company as of December 31, 2022.

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

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40396	3.1	May 24, 2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40396	3.2	May 24, 2021

10.1*	Offer Letter by and between Joy Driscoll Durling and the Registrant, dated as of July 27, 2022

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer

32.2*#	Section 906 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

Procore Technologies, Inc.

Date: August 5, 2022	By:	/s/ Craig F. Courtemanche, Jr.
Craig F. Courtemanche, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2022	By:	/s/ Paul Lyandres
Paul Lyandres
Chief Financial Officer and Treasurer (Principal Financial Officer)