Form 10-Q
period 2022-09-30
PROCORE TECHNOLOGIES, INC.
filed 2022-11-04
CIK 1611052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, the registrant had 138,009,119 shares of common stock, $0.0001 par value per share, outstanding.

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

•	our ability to effectively manage our growth;
•	anticipated performance, trends, growth rates, and challenges in our business and in the markets in which we operate or anticipate entering into;
•	economic and industry trends, in particular the rate of adoption of construction management software and digitization of the construction industry, inflation, and challenging geopolitical conditions;
•	the performance of our corporate investments;
•	our ability to attract new customers and retain and increase sales to existing customers;
•	our ability to expand internationally;
•	the effects of increased competition in our markets and our ability to compete effectively;
•	our estimated total addressable market;
•	our ability to develop new products and features, and whether our customers and prospective customers will adopt these new products and features;
•	our ability to maintain, protect, and enhance our brand;
•	the sufficiency of our cash to meet our cash needs for at least the next 12 months;
•	future acquisitions, joint ventures, or investments;
•	our ability to comply or remain in compliance with laws and regulations that currently apply or become applicable to our business in the United States (“U.S.”) and internationally;
•	the effects of the COVID-19 pandemic or other public health crises;
•	our reliance on key personnel and our ability to attract, maintain, and retain management and skilled personnel;
•	the future trading price of our common stock; and
•	our anticipated use of the net proceeds from our initial public offering (“IPO”).

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

RISK FACTORS SUMMARY

Investing in our common stock involves a high degree of risk. Below is a summary of factors material to our business that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks we face can be found under the heading “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

•

we are continuing to expand our operations outside the U.S., where we may be subject to increased business, regulatory, and economic risks that could materially adversely affect our business, financial condition, results of operations, and prospects;

•	our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to maintain and expand our customer base may be impaired, and our business may be harmed;
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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Procore Technologies, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except number of shares and par value)	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$264,622	$586,108
Marketable securities	293,430	-
Accounts receivable, net	106,749	113,977
Contract cost asset, current	20,658	17,030
Prepaid expenses and other current assets	49,913	35,173
Total current assets	735,372	752,288
Capitalized software development costs, net	51,376	27,062
Property and equipment, net	40,666	36,837
Right of use assets - finance leases	37,459	39,623
Right of use assets - operating leases	45,494	44,052
Contract cost asset, non-current	33,528	25,889
Intangible assets, net	172,303	201,977
Goodwill	539,016	540,922
Other assets	22,090	22,007
Total assets	$1,677,304	$1,690,657
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$16,277	$15,490
Accrued expenses	83,079	65,907
Deferred revenue, current	329,072	301,557
Other current liabilities	30,475	20,750
Total current liabilities	458,903	403,704
Deferred revenue, non-current	5,023	4,024
Finance lease liabilities, non-current	45,790	47,344
Operating lease liabilities, non-current	39,935	41,573
Other liabilities, non-current	3,352	4,723
Total liabilities	553,003	501,368
Contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized at September 30, 2022 and December 31, 2021; 0 shares issued and outstanding at September 30, 2022 and December 31, 2021.	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at September 30, 2022 and December 31, 2021; 137,968,304 and 134,046,926 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	14	13
Additional paid-in capital	2,004,995	1,852,071
Accumulated other comprehensive loss	(2,749)	(583)
Accumulated deficit	(877,959)	(662,212)
Total stockholders’ equity	1,124,301	1,189,289
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,677,304	$1,690,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Revenue	$186,429	$131,990	$518,150	$368,718
Cost of revenue	37,779	22,693	107,846	68,545
Gross profit	148,650	109,297	410,304	300,173
Operating expenses
Sales and marketing	109,608	70,356	306,806	224,226
Research and development	71,493	53,447	195,569	176,619
General and administrative	39,362	35,051	123,181	110,805
Total operating expenses	220,463	158,854	625,556	511,650
Loss from operations	(71,813)	(49,557)	(215,252)	(211,477)
Interest income	2,143	51	2,895	100
Interest expense	(504)	(572)	(1,636)	(1,759)
Other expense, net	(698)	(653)	(1,045)	(880)
Loss before provision for income taxes	(70,872)	(50,731)	(215,038)	(214,016)
Provision for income taxes	333	11	709	177
Net loss	$(71,205)	$(50,742)	$(215,747)	$(214,193)
Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	$(0.39)	$(1.59)	$(2.71)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	137,180,639	131,438,987	135,888,952	79,145,139
Other comprehensive loss
Foreign currency translation adjustment	(1,277)	(562)	(1,723)	(786)
Unrealized loss on available-for-sale debt and marketable securities, net of tax	(443)	-	(443)	-
Total other comprehensive loss	(1,720)	(562)	(2,166)	(786)
Comprehensive loss	$(72,925)	$(51,304)	$(217,913)	$(214,979)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

	Redeemable					Accumulated		Total
	Convertible				Additional	Other		Stockholders'
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances as of December 31, 2020	85,331,278	$727,474	30,707,113	$3	$124,755	$187	$(397,047)	$(272,102)
Exercise of stock options	-	-	1,264,484	-	11,038	-	-	11,038
Stock-based compensation	-	676	-	-	9,710	-	-	9,710
Foreign currency translation adjustment	-	-	-	-	-	(24)	-	(24)
Net loss	-	-	-	-	-	-	(13,732)	(13,732)
Balances as of March 31, 2021	85,331,278	$728,150	31,971,597	$3	$145,503	$163	$(410,779)	$(265,110)
Exercise of stock options	-	-	1,644,603	-	17,658	-	-	17,658
Stock-based compensation	-	225	-	-	138,055	-	-	138,055
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(85,331,278)	(728,375)	85,331,278	9	728,366	-	-	728,375
Issuance of common stock upon initial public offering, net of underwriting discounts and offering costs	-	-	10,410,000	1	657,617	-	-	657,618
Issuance of common stock, net of common stock withheld for tax liability upon settlement of restricted stock units	-	-	1,709,527	-	(15)	-	-	(15)
Foreign currency translation adjustment	-	-	-	-	-	(200)	-	(200)
Net loss	-	-	-	-	-	-	(149,719)	(149,719)
Balances as of June 30, 2021	-	$-	131,067,005	$13	$1,687,184	$(37)	$(560,498)	$1,126,662
Exercise of stock options	-	-	529,934	-	5,782	-	-	5,782
Stock-based compensation	-	-	-	-	40,434	-	-	40,434
Issuance of common stock upon settlement of restricted stock units	-	-	359,523	-	-	-	-	-
Offering costs	-	-	-	-	11	-	-	11
Foreign currency translation adjustment	-	-	-	-	-	(562)	-	(562)
Net loss	-	-	-	-	-	-	(50,742)	(50,742)
Balances as of September 30, 2021	-	$-	131,956,462	$13	$1,733,411	$(599)	$(611,240)	$1,121,585

The accompanying notes are an integral part of these condensed consolidated financial statements

Procore Technologies, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

	Redeemable					Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2021	-	$-	134,046,926	$13	$1,852,071	$(583)	$(662,212)	$1,189,289
Exercise of stock options	-	-	697,998	-	6,795	-	-	6,795
Stock-based compensation	-	-	-	-	39,375	-	-	39,375
Issuance of common stock upon settlement of restricted stock units	-	-	706,663	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	345	-	345
Net loss	-	-	-	-	-	-	(71,419)	(71,419)
Balances as of March 31, 2022	-	$-	135,451,587	$13	$1,898,241	$(238)	$(733,631)	$1,164,385
Exercise of stock options	-	-	509,505	-	8,220	-	-	8,220
Stock-based compensation	-	-	-	-	35,790	-	-	35,790
Issuance of common stock upon settlement of restricted stock units	-	-	552,401	1	-	-	-	1
Issuance of common stock for employee stock purchase plan	-	-	286,997	-	11,513	-	-	11,513
Adjustment of holdback share release for business combination	-	-	(605)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	(791)	-	(791)
Net loss	-	-	-	-	-	-	(73,123)	(73,123)
Balances as of June 30, 2022	-	$-	136,799,885	$14	$1,953,764	$(1,029)	$(806,754)	$1,145,995
Exercise of stock options	-	-	291,280	-	4,232	-	-	4,232
Stock-based compensation	-	-	-	-	46,999	-	-	46,999
Issuance of common stock upon settlement of restricted stock units	-	-	877,139	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	(1,720)	-	(1,720)
Net loss	-	-	-	-	-	-	(71,205)	(71,205)
Balances as of September 30, 2022	-	$-	137,968,304	$14	$2,004,995	$(2,749)	$(877,959)	$1,124,301

The accompanying notes are an integral part of these condensed consolidated financial statements

Procore Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Operating activities
Net loss	$(215,747)	$(214,193)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock-based compensation	115,881	185,929
Depreciation and amortization	46,453	23,269
Accretion of discounts on marketable debt securities, net	(650)	-
Abandonment of long-lived assets	1,064	554
Noncash lease expense	7,559	5,600
Unrealized foreign currency loss, net	881	875
Deferred income taxes	(350)	93
Changes in operating assets and liabilities, net of effect of business combinations
Accounts receivable	6,726	3,383
Deferred contract cost assets	(12,589)	(7,073)
Prepaid expenses and other assets	(7,256)	(7,755)
Accounts payable	2,141	(128)
Accrued expenses and other liabilities	23,064	28,684
Deferred revenue	29,849	24,721
Operating lease liabilities	(7,110)	(3,654)
Net cash flow (used in) provided by operating activities	(10,084)	40,305
Investing activities
Purchases of property and equipment	(13,670)	(8,405)
Capitalized software development costs	(24,783)	(10,175)
Purchases of strategic investments	(3,653)	(3,450)
Purchases of marketable securities	(293,078)	-
Originations of materials financing	(16,750)	-
Customer repayments of materials financing	11,997	-
Acquisition of a business, net of cash acquired	-	(19,990)
Settlement of post-close working capital adjustments from business combinations	1,291	-
Net cash flow used in investing activities	(338,646)	(42,020)
Financing activities
Proceeds from initial public offering, net of underwriting commissions and discounts	-	665,129
Proceeds from stock option exercises	19,345	35,313
Payments of deferred offering costs	(270)	(3,846)
Proceeds from employee stock purchase plan	11,513	-
Payment of deferred business acquisition consideration	-	(475)
Principal payments under finance lease agreements, net of proceeds from lease incentives	(1,330)	(1,175)
Net cash flow provided by financing activities	29,258	694,946
Net (decrease) increase in cash, cash equivalents and restricted cash	(319,472)	693,231
Effect of exchange rate changes on cash	(2,014)	(1,040)
Cash, cash equivalents and restricted cash, beginning of period	589,212	383,253
Cash, cash equivalents and restricted cash, end of period	$267,726	$1,075,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$264,622	$1,072,098
Restricted cash, current at end of period included in prepaid expenses and other current assets	-	242
Restricted cash, non-current at end of period included in other assets	3,104	3,104
Total cash, cash equivalents and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$267,726	$1,075,444
Supplemental disclosure of cash flow information
Cash paid for interest other than finance leases	$77	$147
Cash paid for income taxes	746	309
Stock-based compensation capitalized for cloud-computing arrangement costs	242	231
Cash received for lease incentives	721	1,381
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	1,519	1,563
Operating cash flows from operating leases	9,095	5,972
Financing cash flows from finance leases	1,420	1,268
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses at period end	1,998	1,182
Capitalized software development costs included in accounts payable and accrued expenses at period end	2,192	1,008
Deferred offering costs included in accounts payable and accrued expenses at period end	-	310
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	-	728,375
Indemnity holdback consideration associated with a business combination	-	4,050
Stock-based compensation capitalized for software development	6,201	2,940
Conversion of available-for-sale debt securities into equity securities	3,680	-
Right of use assets obtained in exchange for operating lease liabilities	11,495	150
Noncash net change due to operating lease remeasurement	(1,660)	-

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

Basis of presentation

The accompanying condensed consolidated financial statements include the interim financial statements of Procore Technologies, Inc. and its subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are unaudited. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2021. The condensed consolidated balance sheet information as of December 31, 2021 has been derived from our audited consolidated financial statements. The condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Certain balances have been reclassified to conform to current year presentation.

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

Available-for-sale debt securities

We also hold certain investments in debt securities of privately held companies, which are classified as available-for-sale debt securities. Such available-for-sale debt securities are recorded at fair value with changes in fair value recorded in other comprehensive income or loss. We periodically review our available-for-sale debt securities to determine if there has been an other-than-temporary decline in fair value. If the impairment is deemed other-than-temporary, the portion of the impairment related to credit losses is recognized in other expense, net in the accompanying condensed consolidated statements of operations and comprehensive loss, and the portion related to non-credit related losses is recognized as a component of comprehensive loss.

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

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of September 30, 2022 and December 31, 2021, the carrying value of the Company’s financial instruments included in current assets and current liabilities (including accounts receivable, accounts payable and accrued expenses) approximate fair value due to the short-term nature of such items. The Company measures its cash held in money market funds, marketable securities, and investments in available-for-sale debt securities  at fair value each reporting period. The estimation of fair value for available-for-sale debt securities in private companies requires the use of significant unobservable inputs, and as a result, the Company classifies these assets as Level 3 within the fair value hierarchy.

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

Deferred revenue

Contract liabilities consist of revenue that is deferred when we have the contractual right to invoice in advance of transferring services to our customers. The Company recognized revenue of $152.9 million and $111.4 million during the three months ended September 30, 2022 and 2021, respectively, that was included in deferred revenue balances at the beginning of the respective periods. The Company recognized revenue of $271.9 million and $197.4 million during the nine months ended September 30, 2022 and 2021, respectively, that was included in deferred revenue balances at the beginning of the respective periods.

Remaining performance obligation

The transaction price allocated to remaining performance obligations represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancelable contracts that will be invoiced and recognized as revenue in future periods. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $714.9 million, of which the Company expects to recognize approximately 70% as revenue in the next 12 months and substantially all of the remainder between 12 and 36 months thereafter.

Significant accounting policies

Other than as described below, the accounting policies used in the preparation of these condensed consolidated financial statements are the same as those disclosed in the audited consolidated financial statements and related notes for the year ended December 31, 2021.

Self-insurance reserves

In January 2022, the Company elected to partially self-fund its health insurance plan. To reduce its risk related to high-dollar claims, the Company maintains individual stop-loss insurance. The Company estimates its exposure for claims incurred at the end of each reporting period, including claims not yet reported, with the assistance of an independent third-party actuary. As of September 30, 2022, the Company’s net self-insurance accrual was $1.7 million, included within other current liabilities on the condensed consolidated balance sheet.

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

Receivables outstanding from customers under the materials financing program were $13.6 million and $4.4 million as of September 30, 2022 and December 31, 2021, respectively. Materials financing receivables are recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets. The related allowance recorded on our

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

materials financing receivables is primarily based on expectations of credit losses based on historical loss data as well as macroeconomic factors. The allowance was immaterial in all periods presented.

Cash equivalents and marketable securities

The Company classifies all investments that are readily convertible to known amounts of cash and have maturities of three months or less from the date of purchase as cash equivalents, which are carried at fair value. Investments with stated maturities of greater than three months are classified as marketable securities, which consist of U.S. treasury securities, commercial paper, corporate notes and obligations, and time deposits. The Company determines the appropriate classification of each investment at the time of purchase and reevaluates such classification at each balance sheet date. The Company classifies each marketable debt security as either short-term or long-term at each balance sheet date based on the underlying investment’s contractual maturity date. Short-term investments are investments with an original maturity date of less than one year when purchased. All marketable securities held as of September 30, 2022 are classified and accounted for as short-term available-for-sale debt securities, which are carried at fair value. Investments in marketable securities consist of investment-grade securities and the Company’s investment policy limits the amount of credit exposure to any individual issuer for certain securities.

The Company periodically assesses its portfolio of marketable securities for impairment. The Company evaluates each investment in an unrealized loss position to determine if any portion of the unrealized loss is related to credit losses. In determining whether a credit loss may exist, the Company considers the extent of the unrealized loss position, any adverse conditions specifically related to the security or the issuer's operating environment, the pay structure of the security, the issuer's payment history, and any changes in the issuer's credit rating. Unrealized losses on marketable securities due to expected credit losses are recognized in other expense, net in the condensed consolidated statement of comprehensive income, and any excess unrealized gains and losses, net of tax, that are not due to expected credit losses are included in accumulated other comprehensive loss, a component of stockholders’ equity. During the nine months ended September 30, 2022, there were no credit losses recorded on marketable securities. Interest recorded on marketable securities is recorded in interest income on the condensed consolidated statement of operations and comprehensive loss.

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
3.	INVESTMENTS

Marketable securities

Marketable securities consisted of the following as of September 30, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$104,756	-	$(240)	$104,516
Commercial paper	65,295	-	-	65,295
Corporate notes and obligations	61,993	4	(338)	61,659
Time deposits	61,959	1	-	61,960
Total marketable securities	$294,003	$5	$(578)	$293,430

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

All marketable securities held as of September 30, 2022 had a contractual maturity of less than one year. During the nine months ended September 30, 2022, there were no sales, maturities, or impairments of marketable securities. The Company held no marketable securities as of December 31, 2021.

Strategic investments

Strategic investment activity during the nine months ended September 30, 2022 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Available-for-Sale Debt Securities	Total
Balance as of December 31, 2021	$3,882	$-	$3,450	$7,332
Interest accrued on available-for-sale debt securities	-	-	103	103
Purchases of strategic investments	-	3,303	350	3,653
Conversion of available-for-sale debt securities into equity securities	3,680	-	(3,680)	-
Unrealized gain (loss) on strategic investments	186	(150)	130	166
Balance as of September 30, 2022	$7,748	$3,153	$353	$11,254

Strategic investments are recorded in other assets in the condensed consolidated balance sheets. As of September 30, 2022, in connection with our investments in limited partnerships, the Company has a contractual obligation to provide additional investment funding of up to $6.7 million at the option of the investees.

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial assets measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$14,977	$-	$-	$14,977
Commercial paper	7	3,991	-	3,998
Marketable securities:
U.S. treasury securities	104,516	-	-	104,516
Commercial paper	-	65,295	-	65,295
Corporate notes and obligations	-	61,659	-	61,659
Time deposits	-	61,960	-	61,960
Strategic investments:
Investments in available-for-sale debt securities	-	-	353	353
Total	$119,500	$192,905	$353	$312,758

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$514,907	$-	$-	$514,907
Strategic investments:
Investments in available-for-sale debt securities	-	-	3,450	3,450
Total	$514,907	$-	$3,450	$518,357

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.	LEASES

We have primarily entered into lease arrangements for office space, in addition to other miscellaneous equipment. Our leases have initial non-cancelable lease terms ranging from one to 10 years. Some of our leases include an option for the Company to extend the term of the lease for up to 10 years.

Operating lease commencements and modifications resulted in net increases to right of use assets–operating leases and corresponding operating lease liabilities on our condensed consolidated balance sheet of $11.5 million during the nine months ended September 30, 2022. The lease additions during the nine months ended September 30, 2022, primarily relate to an office space lease in Sydney, Australia, which was executed prior to December 31, 2021 and commenced in 2022, and office space leases in New York and Dublin, which were executed during 2022.
6.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets

Our finite-lived intangible assets are summarized as follows (in thousands):

	September 30, 2022
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$157,026	$(35,620)	$121,406
Customer relationships	66,350	(15,453)	50,897
Total	$223,376	$(51,073)	$172,303

	December 31, 2021
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$157,773	$(16,013)	$141,760
Customer relationships	66,350	(6,133)	60,217
Total	$224,123	$(22,146)	$201,977

Intangible assets amortization expense is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$5,627	$1,086	$16,935	$3,258
Sales and marketing	3,106	404	9,318	1,349
Research and development	877	907	2,674	1,770
Total amortization of acquired intangible assets	$9,610	$2,397	$28,927	$6,377

Goodwill

 As of September 30, 2022, the Company had goodwill of $539.0 million on its condensed consolidated balance sheet. During the nine months ended September 30, 2022, goodwill decreased by $1.9 million due to the settlement of post-close working capital adjustments from business combinations which were completed in the fourth quarter of 2021, and the effect of foreign currency translation. There was no impairment of goodwill during the periods presented.

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

7.	ACCRUED EXPENSES

The following represents the components of accrued expenses contained within our condensed consolidated balance sheets at the end of each period (in thousands):

	September 30,	December 31,
	2022	2021
Accrued commissions and bonuses	$34,002	$29,676
Accrued salary, payroll tax, and employee benefit liabilities	35,763	25,997
Other accrued expenses	13,314	10,234
Total accrued expenses	$83,079	$65,907

8.	CONTINGENCIES

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
9.	CREDIT FACILITY

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

As of December 31, 2021, the Company had letters of credit outstanding under the Credit Facility of $6.5 million to secure various U.S. and Australia leased office facilities. Upon termination of the Credit Facility, all outstanding letters of credit remain outstanding on an unsecured basis, without any requirement to set aside restricted cash. As of September 30, 2022, such letters of credit totaled $6.5 million.
10.	COMMON STOCK

Upon the closing of our IPO, the Company filed an Amended and Restated Certificate of Incorporation which authorized 1,000,000,000 shares of common stock with a par value of $0.0001 per share, and 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share. Each share of common stock is entitled to one vote per share.

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11.	STOCK-BASED COMPENSATION

2021 Equity Incentive Plan

In May 2021, the Company’s board of directors adopted, and the stockholders approved, the 2021 Equity Incentive Plan (the "2021 Plan") with the purpose of granting stock-based awards, including stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance awards and other forms of awards, to employees, directors, and consultants. A total of 30,962,615 shares of common stock were authorized for issuance under the 2021 Plan in May 2021. The number of shares of our common stock reserved for issuance under our 2021 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to (i) 5% of the total number of shares of our common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (ii) a lesser number of shares determined by our board of directors prior to the applicable January 1. Accordingly, on January 1, 2022, the number of shares of common stock that may be issued under the 2021 Plan increased by an additional 6,702,346 shares. As of September 30, 2022, a total of 29,353,552 shares of common stock were available for issuance under the 2021 Plan. No stock options have been issued under the 2021 Plan.

Stock options

The following table summarizes the stock option activity during the nine months ended September 30, 2022:

		Weighted-
	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2021	7,642,690	$12.98
Exercised	(1,498,783)	12.84
Canceled/Forfeited	(198,272)	21.96
Outstanding at September 30, 2022	5,945,635	12.72
Exercisable at September 30, 2022	5,514,332	$11.98

As of September 30, 2022, the total unrecognized stock‑based compensation cost for unvested stock options was $3.4 million, which is expected to be recognized over a weighted-average period of 0.6 years.

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

Prior to the effective date of the registration statement for our IPO, achievement of the performance conditions was not probable. Upon the effective date of the registration statement for our IPO, the performance vesting condition for all RSUs granted was satisfied and the Company recognized on a graded vesting basis a cumulative catch-up stock-based compensation adjustment in its condensed consolidated statement of operations and comprehensive loss for the portion of the service period satisfied from the grant date through the effective date of the registration statement.  Substantially all of  the RSUs granted subsequent to our IPO vest based solely on continued service, which is generally over four years.

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes the RSU activity during the nine months ended September 30, 2022:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2021	6,622,684	$59.72
Granted	5,283,117	55.91
Vested	(2,136,203)	56.78
Canceled/Forfeited	(1,012,085)	57.75
Outstanding at September 30, 2022	8,757,513	$58.36

As of September 30, 2022, the total unrecognized stock‑based compensation cost for all RSUs outstanding was $419.0 million, which is expected to be recognized over a weighted‑average vesting period of 2.6 years.

Restricted stock awards

In November 2021, the Company issued 199,670 RSAs to certain key employees in connection with the acquisition of Levelset that vest based on their continued service over a two-year period. The fair value of the RSAs issued was $95.05 per share, which was the closing trading stock price of the Company’s common stock on the acquisition date. These shares are released from restriction quarterly over a two-year period assuming the continued service of the employees. As of September 30, 2022, 74,873 shares have vested. As of December 31, 2021, no shares had vested. During the nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $7.1 million relating to these shares.

In July 2019, the Company issued 205,464 restricted Series H-1 redeemable convertible preferred stock awards (“Series H-1 RSAs”) to certain employees at a grant date fair value of $26.75 in connection with the acquisition of Honest Buildings, Inc. These shares were released from restriction 50% on the first anniversary and 50% on the second anniversary of the acquisition date based on continued service of the employees. As of September 30, 2021, all of the Series H-1 RSAs were fully vested. Upon the closing of our IPO, the Series H-1 RSAs automatically converted into shares of restricted common stock on a one-for-one basis. During the nine months ended September 30, 2021, the Company recognized stock-based compensation expense of $1.6 million for these shares.

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

We estimate the fair value of the ESPP purchase rights on the date of grant using the Black-Scholes option pricing model with the following assumptions during the nine months ended September 30, 2022.

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

Employee payroll contributions accrued in connection with the ESPP were $9.5 million as of September 30, 2022 and are included within accrued expenses in the condensed consolidated balance sheet. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders' equity on the purchase date. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period. Forfeitures are recognized as they occur. During the nine months ended September 30, 2022, the Company recorded stock-based compensation of $11.6 million in connection with the ESPP and 286,997 shares of our common stock were purchased under the ESPP.

As of September 30, 2022, the total unrecognized stock-based compensation expense related to the ESPP was $6.3 million, which is expected to be recognized over a weighted-average period of 0.3 years.

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock-based compensation

The Company recorded total stock-based compensation cost from stock options, RSUs, ESPP, RSAs, and sales of stock by employees in excess of fair value as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$1,835	$679	$5,339	$6,758
Sales and marketing	15,483	11,178	38,351	57,285
Research and development	17,758	15,064	43,910	69,627
General and administrative	9,701	11,262	28,281	52,259
Total stock-based compensation expense	$44,777	$38,183	$115,881	$185,929
Stock-based compensation capitalized for software development and cloud-computing arrangement implementation costs	2,382	2,251	6,443	3,171
Total stock-based compensation cost	$47,159	$40,434	$122,324	$189,100

12.	INCOME TAXES

For the three months ended September 30, 2022 and 2021, income tax expenses recorded by the Company were $0.3 million, and less than $0.1 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded income tax expenses of $0.7 million and $0.2 million, respectively. As of September 30, 2022, the Company maintained a full valuation allowance on its U.S. federal, state, and certain foreign net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.

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
13.	NET LOSS PER SHARE

Basic and diluted net income (loss) per share is presented in conformity with the two-class method required for participating securities. The Company’s redeemable convertible preferred stock were participating securities as the holders of the redeemable convertible preferred stock were entitled to participate in dividends with common stock. In periods of net income, net income is attributed to common stockholders and participating securities based on their participation rights, and basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The Company’s common stock, which was converted from redeemable convertible preferred stock upon the closing of our IPO, is weighted based on the period of time it was outstanding after conversion in 2021.

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

Procore Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following weighted-average potentially dilutive shares are excluded from the calculation of diluted earnings per share as they are anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares of common stock issuable upon conversion of redeemable convertible preferred stock	-	-	-	44,697,336
Restricted stock units and restricted stock awards subject to future vesting	8,759,518	5,834,027	7,998,571	6,057,965
Shares issuable pursuant to the ESPP	849,109	598,844	716,860	261,035
Shares of common stock issuable from stock options	6,142,312	8,818,741	6,652,983	10,132,359
Total	15,750,939	15,251,612	15,368,414	61,148,695

14.	GEOGRAPHIC INFORMATION

The following table sets forth the Company’s revenues by geographic region, which is determined based on the billing location of the customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue by geographic region:
U.S.	$159,585	$111,774	$442,963	$315,711
Rest of the world	26,844	20,216	75,187	53,007
Total revenue	$186,429	$131,990	$518,150	$368,718
Percentage of revenue by geographic region:
U.S.	86%	85%	85%	86%
Rest of the world	14%	15%	15%	14%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K dated March 4, 2022. You should review the disclosure under “Part II, Item 1A - Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments, except as required by law. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company”, “Procore,” “we,” “us” and “our” refer to Procore Technologies, Inc. and its consolidated subsidiaries.

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

Certain Factors Affecting Our Performance

Acquiring New Customers and Retaining and Expanding Existing Customers’ Use of Our Platform

We are highly focused on continuing to acquire new customers to support our long-term growth. We intend to efficiently drive new customer acquisitions by continuing to invest across our sales and marketing engine to engage our prospective customers, increase brand awareness, and drive adoption of our products and platform. We added 683 net new customers in the third quarter of 2022, including 189 from LaborChart, which was integrated into the sales process in the third quarter of 2022. The number of customers on our platform has increased from 11,605 as of September 30, 2021 to 14,086 as of September 30, 2022, reflecting a year-over-year growth rate of 21%. All customer counts aforementioned exclude the customers acquired from Levelset and Esticom, Inc. (“Esticom”). Levelset and Esticom customers will be included in our customer metrics when they are renewed onto standard Procore annual contracts or upon integration of the sales process. Levelset has more than 3,000 customers as of September 30, 2022.

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

International Growth

We see international expansion as a major, and largely greenfield, opportunity for growth as we look to capture a larger part of the worldwide construction market. We have started to grow our presence internationally with the opening of sales and marketing offices in Sydney, Australia and Vancouver and Toronto, Canada in 2017; London, England in 2018; Mexico City, Mexico in 2019; and Singapore, Republic of Singapore; Paris, France; Dublin, Ireland; and Dubai, United Arab Emirates (“UAE”) in 2022. We have also developed focused sales and marketing efforts in Germany, where we do not yet maintain an office location. As a result of our international efforts, we support multiple languages and currencies.

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

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. For each of these categories of expense, personnel-related compensation expenses are the most significant component, which include salaries, stock-based compensation, commissions, benefits, bonuses, and payroll taxes. To support the growth of our business, we also increased our headcount in each of these categories, including, to a limited extent, through our acquisitions.

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

General and Administrative

General and administrative expenses primarily consist of personnel-related compensation expenses for our finance, executive, information technology, human resources, legal, and other administrative functions. Additionally, general and administrative expenses include non-personnel-related expenses, such as professional fees for audit, legal, tax, and other external consulting services, including acquisition-related transaction expenses, costs associated with operating as a public company, including insurance costs, professional services, investor relations, and other compliance costs, property and use taxes, licenses, travel and entertainment costs, and allocated overhead. We expect to increase the size of our general and administrative functions to support the growth of our business, including our international expansion.

Interest Income

Interest income consists primarily of interest income earned on our money market funds, cash savings accounts, and marketable securities.

Interest Expense

Interest expense consists primarily of costs associated with our finance leases and undrawn fees associated with our former credit agreement (the “Credit Facility”), terminated as of April 29, 2022, which was provided by Silicon Valley Bank.

Other Expense, Net

Other expense, net primarily consists of losses on foreign currency transactions and miscellaneous other income and expenses.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes of U.S. state franchise taxes and certain foreign jurisdictions in which we conduct business, net of the release of valuation allowance as a result of deferred tax liabilities from acquisitions that are an available source of income to realize our deferred tax assets. As we expand our international operations, we expect to incur increased foreign tax expenses. We have a full valuation allowance for net U.S. and U.K. deferred tax assets. The U.S. valuation allowance includes net operating loss (“NOL”) carryforwards, and tax credits related primarily to research and development for our operations in the U.S. The U.K. valuation allowance is primarily comprised of NOL carryforwards. We expect to maintain this full valuation allowance for our net U.S. and U.K. deferred tax assets for the foreseeable future.

Results of Operations

The following tables set forth our condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated. Certain percentages below may not sum due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue	$186,429	$131,990	$518,150	$368,718
Cost of revenue (1)(2)(3)	37,779	22,693	107,846	68,545
Gross profit	148,650	109,297	410,304	300,173
Operating expenses:
Sales and marketing (1)(2)(3)(4)	109,608	70,356	306,806	224,226
Research and development (1)(2)(3)(4)	71,493	53,447	195,569	176,619
General and administrative (1)(3)(4)	39,362	35,051	123,181	110,805
Total operating expenses	220,463	158,854	625,556	511,650
Loss from operations	(71,813)	(49,557)	(215,252)	(211,477)
Interest income	2,143	51	2,895	100
Interest expense	(504)	(572)	(1,636)	(1,759)
Other expense, net	(698)	(653)	(1,045)	(880)
Loss before provision for income taxes	(70,872)	(50,731)	(215,038)	(214,016)
Provision for income taxes	333	11	709	177
Net loss	$(71,205)	$(50,742)	$(215,747)	$(214,193)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (1)(2)(3)	20%	17%	21%	19%
Gross profit	80%	83%	79%	81%
Operating expenses:
Sales and marketing (1)(2)(3)(4)	59%	53%	59%	61%
Research and development (1)(2)(3)(4)	38%	40%	38%	48%
General and administrative (1)(3)(4)	21%	27%	24%	30%
Total operating expenses	118%	120%	121%	139%
Loss from operations	(39%)	(38%)	(42%)	(57%)
Interest income	1%	0%	1%	0%
Interest expense	0%	0%	0%	0%
Other expense, net	0%	0%	0%	0%
Loss before provision for income taxes	(38%)	(38%)	(42%)	(58%)
Provision for income taxes	0%	0%	0%	0%
Net loss	(38%)	(38%)	(42%)	(58%)

(1)	Includes stock-based compensation expense as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$1,835	$679	$5,339	$6,758
Sales and marketing	15,483	11,178	38,351	57,285
Research and development	17,758	15,064	43,910	69,627
General and administrative	9,701	11,262	28,281	52,259
Total stock-based compensation expense	$44,777	$38,183	$115,881	$185,929

(2)	Includes amortization of acquired intangible assets as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$5,627	$1,086	$16,935	$3,258
Sales and marketing	3,106	404	9,318	1,349
Research and development	877	907	2,674	1,770
Total amortization of acquired intangible assets	$9,610	$2,397	$28,927	$6,377

(3)	Includes employer payroll tax on employee stock transactions as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$99	$66	$248	$400
Sales and marketing	682	473	1,607	1,830
Research and development	638	386	2,188	2,208
General and administrative	304	170	1,031	885
Total employer payroll tax on employee stock transactions	$1,723	$1,095	$5,074	$5,323

(4)	Includes acquisition-related expenses as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Sales and marketing	$655	$-	$1,070	$110
Research and development	1,679	251	3,870	442
General and administrative	3	2,472	2,122	2,914
Total acquisition-related expenses	$2,337	$2,723	$7,062	$3,466

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenue

	Three Months Ended September 30,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Revenue	$186,429	$131,990	$54,439	41%

The increase in revenue during the three months ended September 30, 2022 was primarily due to expansion within our existing customers and revenue from new customers added during the year. The acquisition of Levelset in November 2021 contributed $8.5 million in revenue in the third quarter of 2022. Revenue from our other acquisitions in 2021 was not material in the third quarter of 2022. The increase in revenue from existing customers includes the net benefit of a full quarter of subscription revenue in the third quarter of 2022 from customers that were newly acquired in the first half of 2022 and continued their subscriptions in the third quarter of 2022, and customers that expanded their subscriptions in the third quarter of 2022 through the purchase of additional construction volume or products.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Cost of revenue	$37,779	$22,693	$15,086	66%
Gross profit	148,650	109,297	39,353	36%
Gross margin	80%	83%

The increase in cost of revenue during the three months ended September 30, 2022 was primarily attributable to an increase of $6.3 million in personnel-related expenses, including an increase of $5.1 million in salaries and wages driven by headcount and merit increases, and an increase of $1.2 million in stock-based compensation expense. The increase in cost of revenue was also attributable to increases of $4.5 million in amortization of acquired developed technology intangible assets related to our acquisitions in the fourth quarter of 2021 and $2.3 million in third-party cloud hosting and related services as we grow our customer base. We increased our cost of revenue headcount by 49% since September 30, 2021 in order to continue to support the growth of our business.

Operating Expenses

	Three Months Ended September 30,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Sales and marketing	$109,608	$70,356	$39,252	56%

The increase in sales and marketing expenses during the three months ended September 30, 2022 was primarily attributable to an increase of $31.1 million in personnel-related expenses, including an increase of $20.4 million in salaries and wages driven by headcount and merit increases, $6.2 million in commission expense, and $4.3 million in stock-based compensation expense. The increase in sales and marketing expense was also attributable to increases of $2.7 million in amortization of acquired customer relationship intangible assets related to our acquisitions in the fourth quarter of 2021, $2.0 million in marketing events and expenses, and $1.4 million in travel-related costs. We increased our sales and marketing headcount by 51% since September 30, 2021 in order to continue to drive customer growth.

	Three Months Ended September 30,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Research and development	$71,493	$53,447	$18,046	34%

The increase in research and development expenses during the three months ended September 30, 2022 was primarily attributable to an increase of $15.5 million in personnel-related expenses, including an increase of $12.5 million in salaries and wages driven by headcount and merit increases and $2.7 million in stock-based compensation expense. The increase in research and development expense was also attributable to increases of $1.5 million in computer software expenses and $0.8 million in professional fees, primarily for contractors and consultants to supplement our staff levels. We increased our research and development headcount by 35% since September 30, 2021 in order to continue to build, enhance, maintain, and scale our products and platform.

	Three Months Ended September 30,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
General and administrative	$39,362	$35,051	$4,311	12%

The increase in general and administrative expenses during the three months ended September 30, 2022 was primarily attributable to an increase of $4.5 million in personnel-related expenses, including an increase of $6.0 million in salaries and wages driven by headcount and merit increases, partially offset by a decrease of $1.6 million in stock-based compensation expense. We increased our general and administrative headcount by 40% since September 30, 2021 in order to continue to support the growth of our business.

Interest Income, Interest Expense, Other Expense, Net, and Provision for Income Taxes

	Three Months Ended September 30,		Change
	2022	2021	Dollar	Percent
		(dollars in thousands)
Interest income	$2,143	$51	$2,092	*
Interest expense	504	572	(68)	(12%)
Other expense, net	698	653	45	7%
Provision for income taxes	333	11	322	*

* Percentage not meaningful

The change in interest income during the three months ended September 30, 2022 was primarily due to an increase in interest income from money market funds, cash savings accounts, and marketable securities.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Revenue

	Nine Months Ended September 30,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Revenue	$518,150	$368,718	$149,432	41%

The increase in revenue during the nine months ended September 30, 2022 was primarily due to expansion within our existing customers and revenue from new customers added during the year. The acquisition of Levelset in November 2021 contributed $22.7 million in revenue in the first nine months of 2022. Revenue from our other acquisitions in 2021 was not material in the first nine months of 2022. The increase in revenue from existing customers includes the net benefit of a full nine months of subscription revenue in 2022 from customers that were newly acquired in 2021 and continued their subscriptions in the first nine months of 2022, and customers that expanded their subscriptions in 2022 through the purchase of additional construction volume or products.

Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended September 30,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Cost of revenue	$107,846	$68,545	$39,301	57%
Gross profit	410,304	300,173	110,131	37%
Gross margin	79%	81%

The increase in cost of revenue during the nine months ended September 30, 2022 was primarily attributable to increases of $13.7 million in amortization of acquired developed technology intangible assets related to recent acquisitions and an increase of $12.4 million in personnel-related expenses, including a $14.0 million increase in salaries and wages driven by headcount and merit increases, partially offset by a $1.4 million decrease in stock-based compensation expense. Stock-based compensation expense was higher in the first nine months of 2021 primarily due to RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for our IPO in May 2021. The increase in cost of revenue was also attributable to an increase of $7.7 million in third-party cloud hosting and related services as we grow our customer base. We increased our cost of revenue headcount by 49% since September 30, 2021 in order to continue to support the growth of our business.

Operating Expenses

	Nine Months Ended September 30,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Sales and marketing	$306,806	$224,226	$82,580	37%

The increase in sales and marketing expenses during the nine months ended September 30, 2022 was primarily attributable to an increase of $50.1 million in personnel-related expenses, including increases of $53.7 million in salaries and wages driven by headcount and merit increases and $15.5 million in commission expense, partially offset by a decrease of $18.9 million in stock-based compensation expense. Stock-based compensation expense was higher in the first nine months of 2021 primarily due to RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for our IPO in May 2021. The increase in sales and marketing expenses was also attributable to a $8.0 million increase in amortization of acquired customer relationship intangible assets related to our acquisitions in the fourth quarter of 2021, a $6.9 million increase in marketing events and expenses, a $6.4 million increase in travel-related costs, and a $2.1 million increase in professional fees primarily for contractors to supplement our staff levels. We increased our sales and marketing headcount by 51% since September 30, 2021 in order to continue to drive customer growth.

	Nine Months Ended September 30,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Research and development	$195,569	$176,619	$18,950	11%

The increase in research and development expenses during the nine months ended September 30, 2022 was primarily attributable to an increase of $8.9 million in personnel-related expenses, including an increase of $34.6 million in salaries and wages driven by headcount and merit increases, partially offset by a decrease of $25.7 million in stock-based compensation expense. Stock-based compensation expense was higher in the first nine months of 2021 primarily due to RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for our IPO in May 2021 The increase in research and development expense was also attributable to increases of $3.1 million in professional fees primarily for contractors to supplement our staff levels and $3.1 million in computer software expenses. We increased our research and development headcount by 35% since September 30, 2021 in order to continue to build, enhance, maintain, and scale our products and platform.

	Nine Months Ended September 30,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
General and administrative	$123,181	$110,805	$12,376	11%

The increase in general and administrative expenses during the nine months ended September 30, 2022 was primarily due to increases of $3.9 million in professional fees primarily for contractors and consultants to supplement our staff levels, $2.6 million in computer software expenses, $1.7 million in travel-related costs, and $1.2 million in insurance-related expenses. The increase in general and administrative expenses was partially offset by a decrease of $1.1 million in personnel-related expenses, including a decrease of $24.0 million in stock-based compensation expense, partially offset by an increase of $22.7 million in salaries and wages driven by headcount and merit increases. Stock-based compensation expense was higher in the first nine months of 2021 primarily due to RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for our IPO in May 2021.  We increased our general and administrative headcount by 40% since September 30, 2021 in order to continue to support the growth of our business.

Interest Income, Interest Expense, Other Expense, Net, and Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Interest income	$2,895	$100	$2,795	*
Interest expense	1,636	1,759	(123)	(7%)
Other expense, net	1,045	880	165	19%
Provision for income taxes	709	177	532	301%

The change in interest income during the nine months ended September 30, 2022 was primarily due to an increase in interest income from money market funds and marketable securities.

Non-GAAP Financial Measures

In addition to our results determined in accordance with accounting principles generally accepted in the U.S. (“GAAP”), we believe certain non-GAAP measures, as described below, are useful in evaluating our operating performance. We use this non-GAAP financial information, collectively, to evaluate our ongoing operations as well as for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, is helpful to investors because it provides consistency and comparability with past financial performance, and may assist in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results.

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

The following tables present reconciliations of our GAAP financial measures to our non-GAAP financial measures for the periods presented:

Reconciliation of gross profit and gross margin to non-GAAP gross profit and non-GAAP gross margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Revenue	$186,429	$131,990	$518,150	$368,718
Gross profit	148,650	109,297	410,304	300,173
Stock-based compensation expense	1,835	679	5,339	6,758
Amortization of acquired technology intangible assets	5,627	1,086	16,935	3,258
Employer payroll tax on employee stock transactions	99	66	248	400
Non-GAAP gross profit	$156,211	$111,128	$432,826	$310,589
Gross margin	80%	83%	79%	81%
Non-GAAP gross margin	84%	84%	84%	84%

Reconciliation of operating expenses to non-GAAP operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Revenue	$186,429	$131,990	$518,150	$368,718
GAAP sales and marketing	109,608	70,356	306,806	224,226
Stock-based compensation expense	(15,483)	(11,178)	(38,351)	(57,285)
Amortization of acquired intangible assets	(3,106)	(404)	(9,318)	(1,349)
Employer payroll tax on employee stock transactions	(682)	(473)	(1,607)	(1,830)
Acquisition-related expenses	(655)	-	(1,070)	(110)
Non-GAAP sales and marketing	$89,682	$58,301	$256,460	$163,652
GAAP sales and marketing as a percentage of revenue	59%	53%	59%	61%
Non-GAAP sales and marketing as a percentage of revenue	48%	44%	49%	44%

GAAP research and development	$71,493	$53,447	$195,569	$176,619
Stock-based compensation expense	(17,758)	(15,064)	(43,910)	(69,627)
Amortization of acquired intangible assets	(877)	(907)	(2,674)	(1,770)
Employer payroll tax on employee stock transactions	(638)	(386)	(2,188)	(2,208)
Acquisition-related expenses	(1,679)	(251)	(3,870)	(442)
Non-GAAP research and development	$50,541	$36,839	$142,927	$102,572
GAAP research and development as a percentage of revenue	38%	40%	38%	48%
Non-GAAP research and development as a percentage of revenue	27%	28%	28%	28%

GAAP general and administrative	$39,362	$35,051	$123,181	$110,805
Stock-based compensation expense	(9,701)	(11,262)	(28,281)	(52,259)
Employer payroll tax on employee stock transactions	(304)	(170)	(1,031)	(885)
Acquisition-related expenses	(3)	(2,472)	(2,122)	(2,914)
Non-GAAP general and administrative	$29,354	$21,147	$91,747	$54,747
GAAP general and administrative as a percentage of revenue	21%	27%	24%	30%
Non-GAAP general and administrative as a percentage of revenue	16%	16%	18%	15%

Reconciliation of loss from operations and operating margin to non-GAAP loss from operations and non-GAAP operating margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Revenue	$186,429	$131,990	$518,150	$368,718
Loss from operations	(71,813)	(49,557)	(215,252)	(211,477)
Stock-based compensation expense	44,777	38,183	115,881	185,929
Amortization of acquired intangible assets	9,610	2,397	28,927	6,377
Employer payroll tax on employee stock transactions	1,723	1,095	5,074	5,323
Acquisition-related expenses	2,337	2,723	7,062	3,466
Non-GAAP loss from operations	$(13,366)	$(5,159)	$(58,308)	$(10,382)
Operating margin	(39%)	(38%)	(42%)	(57%)
Non-GAAP operating margin	(7%)	(4%)	(11%)	(3%)

Liquidity and Capital Resources

Prior to our IPO, we financed our operations principally through private placements of our equity securities. In May 2021, we received $665.1 million in net proceeds from our IPO.

As of September 30, 2022, our principal sources of liquidity are cash, cash equivalents, and marketable securities totaling $558.1 million, which were held in checking accounts, savings accounts, money market funds, U.S. treasury securities, commercial paper, corporate notes and obligations, and time deposits. On April 29, 2022, we terminated our Credit Facility. Upon termination of the Credit Facility, our outstanding letters of credit, issued by Silicon Valley Bank, remain outstanding on an unsecured basis, without any requirement to set aside restricted cash.

We also have a materials financing program that finances our customers’ purchases of construction materials on deferred payment terms. As of September 30, 2022, we had receivables for amounts financed for customers of $13.6 million on our condensed consolidated balance sheet. The related allowance recorded on our materials financing receivables is primarily based on expectations of credit losses based on historical loss data as well as macroeconomic factors and was immaterial as of September 30, 2022. We expect this business to grow in the future, which may impact our liquidity.

We believe our existing cash, cash equivalents, and marketable securities will be sufficient to meet our needs for at least the next 12 months. We have generated operating losses and negative cash flows from operations in certain periods as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We may not achieve profitability in the foreseeable future and may require additional capital resources to execute strategic initiatives to grow our business.

This assessment is a forward-looking statement and involves risks and uncertainties. Our additional future capital requirements will depend on many factors, including our revenue growth rate, new customer acquisition and subscription renewal activity, timing of billing activities, our ability to integrate the companies or technologies we acquire and realize strategic and financial benefits from our investments and acquisitions, other strategic transactions or investments we may enter into, the timing and extent of spending to support further sales and marketing and research and development efforts, general and administrative expenses to support our growth, including international expansion, the timing and extent of amounts financed and customer repayments under our materials financing program, inflation, and the ongoing impact of the COVID-19 pandemic. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing to fund these activities. If we are unable to raise additional capital when desired, or on acceptable terms, our business, results of operations, and financial condition could be materially adversely affected.

There have been no material changes to our contractual obligations from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K dated March 4, 2022. Further, as of September 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(10,084)	$40,305
Net cash used in investing activities	(338,646)	(42,020)
Net cash provided by financing activities	29,258	694,946

Operating Activities

Our largest source of cash from operating activities is collections from the sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting and software license expenses, and overhead.

Net cash used in operating activities was $10.1 million during the nine months ended September 30, 2022 which resulted from a net loss of $215.7 million, adjusted for non-cash charges of $170.8 million and a net cash inflow of $34.8 million from changes in operating expenses and liabilities. The $34.8 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:

•	a $29.8 million increase in deferred revenue primarily due to the growth of our business and timing of billings;
•	a $23.1 million increase in accrued expenses and other liabilities primarily due timing of employee stock purchase plan (“ESPP”) contributions, payroll and cash payments to our vendors;
•	a $6.7 million decrease in accounts receivable primarily due to timing of billings and cash receipts from customers; and
•	a $2.1 million increase in accounts payable primarily due to timing of cash payments to our vendors.

These changes in our operating assets and liabilities were partially offset by the following:

•	a $12.6 million increase in deferred contract cost assets related to commissions as a result of additional customer contracts closed during the period;
•	a $7.2 million increase in prepaid expenses and other assets primarily due to timing of cash payments to our vendors; and
•	a $7.1 million decrease in operating lease liabilities related to lease payments.

Net cash provided by operating activities was $40.3 million during the nine months ended September 30, 2021, which resulted from a net loss of $214.2 million, adjusted for non-cash charges of $216.3 million and net cash inflow of $38.2 million from changes in operating assets and liabilities. The $38.2 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:

•	a $28.7 million increase in accrued expenses and other liabilities primarily due to timing of ESPP contributions, payroll, and cash payments to our vendors;
•	a $24.7 million increase in deferred revenue primarily due to the growth of our business and timing of billings; and
•	a $3.4 million decrease in accounts receivable primarily due to timing of billings and cash receipts from customers;

These inflows from changes in our operating assets and liabilities were partially offset by the following:

•	a $7.8 million increase in prepaid expenses and other assets primarily due to timing of cash payments to our vendors;
•	a $7.1 million increase in deferred contract cost assets; and
•	a $3.7 million decrease in operating lease liabilities related to lease payments.

Investing Activities

Net cash used in investing activities of $338.7 million during the nine months ended September 30, 2022 consisted of purchases of marketable securities of $293.1 million, capitalized software development costs of $24.8 million, originations for materials financing of $16.8 million, purchases of property and equipment of $13.7 million primarily related to improvements to our leased office spaces and computer equipment purchases, and strategic investments of $3.7 million, partially offset by $12.0 million of customer repayments for materials financing and $1.3 million in cash receipts from post-close working capital adjustments related to our acquisitions of Levelset and LaborChart in the fourth quarter of 2021.

Net cash used in investing activities of $42.0 million during the nine months ended September 30, 2021 consisted of the acquisition of Indus.ai, Inc., net of cash acquired, of $20.0 million, capitalized software development costs of $10.2 million, purchases of property and equipment of $8.4 million primarily related to computer equipment purchases, and $3.5 million in strategic investments.

Financing Activities

Net cash provided by financing activities of $29.3 million during the nine months ended September 30, 2022 consisted of $19.3 million in proceeds from stock option exercises and $11.5 million in proceeds from our ESPP, partially offset by $1.3 million in payments on our finance lease obligations.

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

As of September 30, 2022, we had issued letters of credit totaling $6.5 million to secure various U.S. and Australia leased office facilities. Upon termination of the Credit Facility, our current letters of credit, issued by Silicon Valley Bank, remain outstanding on an unsecured basis, without any requirement to set aside restricted cash.

Remaining Performance Obligations

Our subscriptions typically have a term of one to three years. The transaction price allocated to remaining performance obligations under our subscriptions represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancelable subscriptions that will be invoiced and recognized as revenue in future periods. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $714.9 million, 70% of which is expected to be recognized as revenue in the next 12 months and substantially all of the remainder between 12 and 36 months thereafter. We expect remaining performance obligations to change from period to period primarily due to the size, timing and duration of new customer contracts and customer renewals.

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

Our significant accounting policies are more fully described in Note 2 of our condensed consolidated financial statements. Our critical accounting policies and more significant judgments and estimates used in the preparation of our financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K dated March 4, 2022. There have been no significant changes to these policies for the nine months ended September 30, 2022.

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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of our first fiscal year in which we have total annual revenues of more than $1.07 billion; (2) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our IPO. Based on the market value of our common stock held by non-affiliates as of the last business day of our second fiscal quarter ended June 30, 2022, we will cease to be an emerging growth company as of December 31, 2022.

Recent Accounting Pronouncements

See “Summary of Significant Accounting Policies” in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Exchange Risk

The vast majority of our cash generated from revenue is denominated in U.S. dollars, with a small amount denominated in Australian dollars, Canadian dollars, Great British pounds, and Euros. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the U.S., Australia, Canada, England, Mexico, Egypt, and Singapore. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements during any of the periods presented. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Interest Rate Risk

We had cash, cash equivalents, restricted cash, and marketable securities of $561.2 million as of September 30, 2022. Cash, cash equivalents, restricted cash, and marketable securities consist of checking accounts, savings accounts, money market funds, U.S. treasury securities, commercial paper, corporate notes and obligations, and time deposits. The cash and cash equivalents are held for working capital and general corporate purposes. The restricted cash is used as collateral to satisfy certain contractual arrangements related to corporate credit cards. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of September 30, 2022, a hypothetical 100 bps increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

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

We have experienced rapid growth in recent periods. Our revenue was $518.2 million and $368.7 million for the nine months ended September 30, 2022 and 2021, respectively. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Our overall revenue growth depends on a number of factors, including our ability to:

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

We have a history of losses, and we may not achieve or maintain profitability in the future. We incurred net losses of $215.7 million and $214.2 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $878.0 million. We are not certain whether or when we will be able to achieve or sustain profitability in the future. We also expect our expenses to increase in future periods as we continue to invest in growth, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend substantial financial and other resources on:

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

Our business may be affected by changes in the economy. The construction industry in particular is impacted by economic slowdowns, tightening of economic policies, financial and credit market fluctuations, tariffs on imported goods, weakening exchange rates, rising inflation, supply chain disruptions, labor shortages, commodity prices, and policies that reduce government spending. Unfavorable or deteriorating market conditions, reductions in the rate of construction growth, decreases in lending activity, reductions in government spending and funding of infrastructure or other construction projects, government shutdowns, delays in the sale of voter-approved bonds, credit rating downgrades, reduced demand for public projects, and any resulting effects on spending by our customers or prospective customers, could have an adverse impact on our business. Our revenue may decrease because customers may generally choose to purchase less construction software in times of unfavorable economic conditions. Rising inflation may increase our vendor, employee, and facility costs, and decrease demand for our products. Furthermore, if the construction industry experiences a decrease in overall construction volume, the amount our customers pay for our products could be reduced as we generally price our products based on a customer’s annual construction volume, which is the fixed aggregate dollar volume of construction work contracted to run on our platform annually. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry, or how any such event may impact our business. To the extent we do not effectively address these risks and challenges, our business, financial condition, results of operations, and prospects could be materially adversely affected.

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

We are continuing to expand our operations outside the U.S., where we may be subject to increased business, regulatory, and economic risks that could materially adversely affect our business, financial condition, results of operations, and prospects.

We had customers running projects in over 150 countries as of December 31, 2021, and 15% of our revenue in 2021 was generated from customers outside the U.S.. We have established offices globally to support our sales and marketing efforts in the surrounding regions. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our products in additional languages. Any new markets or countries into which we attempt to sell subscriptions to access our products may not be receptive to our efforts. For example, we may not be able to expand further in some markets if we are not able to adapt our products to fit the needs of prospective customers in those markets or if we are unable to satisfy certain government- and industry-specific laws or regulations. In addition, future international expansion will also require considerable management attention and the investment of significant resources while subjecting us to new risks and increasing certain risks that we already face, including risks associated with:

•	recruiting and retaining talented and capable employees outside the U.S., including employees who speak multiple languages and come from a wide variety of different cultural backgrounds and customs;
•	maintaining our company culture across all of our global offices;
•	providing our products and platform in different languages and customizing them to support local requirements;

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
•

operating in jurisdictions that do not protect intellectual property rights to the same extent as the U.S. and navigating the practical enforcement of such intellectual property rights outside of the U.S.;

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

•	foreign exchange controls that might require significant lead time in setting up operations in certain geographic territories and might prevent us from repatriating cash earned outside the U.S.;
•	political and economic instability (including as a result of the COVID-19 pandemic or the military conflict involving Russia and Ukraine);
•

the COVID-19 pandemic or any other pandemics or epidemics that could result in decreased economic activity in certain markets, decreased use of our products and services, or in our decreased ability to sell our products and services to existing or new customers in international markets;

•	generally longer payment cycles and greater difficulty in collecting accounts receivable;
•

potential double taxation of our international earnings and potentially adverse tax consequences due to changes in the income and other tax laws of the U.S. or the international jurisdictions in which we operate; and

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

In addition, due to the Russia and Ukraine conflict, the U.S., European Union (“EU”), and other nations announced various sanctions against Russia and Belarus. The military conflict and the retaliatory measures that have been taken, and could be taken in the future, by the U.S., EU, and other jurisdictions against Russia and Belarus have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business.

Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to maintain and expand our customer base may be impaired, and our business may be harmed.

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

Our results of operations may vary significantly from period to period, which could materially adversely affect our business, financial condition, results of operations, and prospects. We expect that our results of operations will vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to increase the number of new customers and retain and expand our existing customers’ use of our products;
•	the timing and success of new products introduced by us or our competitors;
•	the budgeting cycles, government funding of projects, and purchasing practices of customers;
•	general economic conditions, both domestically and in foreign markets;
•	reduction in construction spending in the public or private sectors;
•	changes in customer or collaborator requirements or market needs;
•	changes in the way we organize and compensate our employees;
•	whether the construction management software industry develops at all or develops more slowly than we expect;
•	our ability to successfully expand our business domestically and internationally;
•	the timing and length of our sales cycles;
•	our ability to complete sales transactions in a timely, predictable and effective manner, if at all;
•	our ability to attract, develop, motivate, and retain management and other skilled personnel;
•	the amount and timing of operating costs and capital expenditures related to the expansion of our business;
•	fluctuations or impairments in the market values of our marketable securities portfolio or strategic investments, or in interest rates;
•	changes in the competitive landscape of our market, including consolidation among competitors or customers;
•	changes in our pricing policies or those of our competitors;
•	insolvency or credit difficulties affecting our customers’ ability to purchase or pay for our products;
•	significant security breaches of, technical difficulties with, or interruptions to, the use of our products or platform;
•	unusual expenses such as litigation or other dispute-related settlement payments or outcomes, or costs of responding to regulatory inquiries or actions;
•	health epidemics or pandemics, such as the COVID-19 pandemic;
•	our ability to accurately forecast customer payments, assert our mechanic’s lien rights, and comply with applicable laws and regulations in connection with our materials financing program;
•	future accounting pronouncements or changes in our accounting policies or practices; and
•	increases or decreases in our results caused by fluctuations in foreign currency exchange rates.

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

In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the California Consumer Privacy Act of 2018 (the “CCPA”) imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data, and allow for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. The CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy laws as well. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Utah Consumer Privacy Act, all of which will become effective in 2023. Additionally, several states and localities have enacted measures related to the use of artificial intelligence and machine learning in products and services. Data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

As we expand globally, our obligations related to data protection may increase. Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU’s General Data Protection Regulation (“GDPR”) and the United Kingdom’s (“U.K.”) GDPR impose strict requirements for processing personal data. Under the EU’s GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater, for certain violations. The application of the EU’s GDPR alongside the U.K.’s GDPR exposes us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. The relationship between the U.K. and the EU in relation to certain aspects of data protection law remains in flux. This may require investing in additional resources and more technology. In addition, individuals and consumer protection agencies may initiate litigation related to the processing of individuals’ personal data. There are also stringent local data protection requirements in Germany and cloud-server initiatives in France which may impact our expansion into these countries.  In Europe, there is a proposed regulation related to artificial intelligence (“AI”) that, if adopted, could impose onerous obligations related to the use of AI-related systems. We may have to change our business practices to comply with such obligations. Furthermore, as our business continues to expand and evolve, the EU GDPR, the

U.K.’s GDPR, and similar data protection regulations may apply additional obligations on us to further secure personal data, provide further rights to data subjects, and require additional reporting to regulators.

In Canada, the Personal Information Protection and Electronic Documents Act and various related provincial laws, as well as Canada’s Anti-Spam Legislation, applies to our operations, as does Australia’s Privacy Act 1988. We also have operations in Singapore and the UAE, which means that we may be subject to Singapore’s Personal Data Protection Act and the UAE’s Federal Data Protection Law No. 45 of 2021, respectively.

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

Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on our stock price. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act (“Section 404”) and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. However, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second Annual Report on Form 10-K.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. Based on the market value of our common stock held by non-affiliates as of the last business day of our second fiscal quarter ended June 30, 2022, we will cease to be an emerging growth company as of December 31, 2022. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could cause a decline in our stock price or materially adversely affect our business, financial condition, results of operations, and prospects.

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

As a result of the COVID-19 pandemic, we temporarily closed our headquarters and other offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represented a significant change in how we operate our business. The operations of our partners and customers have likewise been altered. As a result of global business disruption, the COVID-19 pandemic may have an adverse impact on our ability to close new and additional business agreements. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, it has had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic are likely to continue to affect the rate of global construction spending and, despite the measures we have taken to limit or mitigate the impact, it could continue to have an adverse effect on the demand for our platform, lengthen our sales cycles, reduce the value or duration of subscriptions, reduce the level of subscription renewals, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of our customers to go out of business, limit the ability of our direct sales force to travel to customers and potential customers, and affect contraction or attrition rates of our customers, all of which could adversely affect our business, results of operations, financial condition, and prospects in 2022 and future periods.
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

We primarily rely and expect to continue to rely on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures, licenses and contractual restrictions with our employees, consultants, and third parties, to establish and protect our intellectual property and proprietary rights, all of which provide only limited protection. As of December 31, 2021, we had 16 issued patents, 35 pending, non-provisional patent applications in the U.S., and 11 active Patent Cooperation Treaty international patent applications. Our issued patents in the U.S. will expire between 2035 and 2040. We continually review our development efforts to assess the existence and patentability of new intellectual property. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even when we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our products or platform. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand, and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement, misappropriation and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, or may challenge our proprietary rights, and we may not be able to prevent infringement without incurring substantial expenses. Additionally, pending and future patent, trademark, and copyright applications may not be approved, and our issued patents may be contested, circumvented, found unenforceable, or invalidated. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of such information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our products, platform, brand, and other intangible assets may be diminished, and competitors may be able to more effectively replicate our platform and its features. Any of these events could materially adversely affect our business, financial condition, results of operations, and prospects.

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

We are subject to a number of laws and regulations that apply generally to businesses, including laws and regulations governing the internet and the marketing, sale, and delivery of goods and services over the internet. These laws and regulations, which continue to evolve, cover, among other things, taxation, tariffs, privacy and data protection, data security, pricing, content, copyrights, distribution, mobile and other communications, advertising practices, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protection, the provision of online payment services, the design and operation of websites, and the characteristics and quality of products that are offered online. We cannot guarantee that we have been or will in the future be fully compliant with such laws and regulations in every jurisdiction, as it is not entirely clear in every jurisdiction how existing laws and regulations governing such areas apply or will be enforced. Moreover, as the regulatory landscape continues to evolve, increasing regulation and enforcement efforts by federal, state, and foreign authorities, and the prospects for private litigation claims, become more likely. In addition, the adoption of new laws or regulations, or the imposition of other legal requirements, that adversely affect our ability to market or sell our products could harm our ability to offer, or customer demand for, our products, which could impact our revenue, impair our ability to expand our product offerings, and make us more vulnerable to competition. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also require us to change our business practices and raise compliance costs or other costs of doing business. For example, the re-adoption of “network neutrality” rules in the U.S. by the Federal Communications Commission (the “FCC”), which the current president of the U.S. supported during his campaign, and which is supported by the current Democratic FCC commissioners, could affect the services we and our customers use by restricting the offerings made by internet service providers or reducing their incentives to invest in their networks. After a federal court judge denied a request for an injunction against California’s state-specific network neutrality law, California began enforcing that law on March 25, 2021. Trade associations representing internet service providers appealed the district court’s ruling denying the preliminary injunction, and the appeal was denied on January 28, 2022. The trade associations sought rehearing with the full court of appeals, but their request was denied on April 20, 2022 and they voluntarily dismissed their lawsuit on May 4, 2022. Other states could begin to enforce existing laws or adopt new network neutrality requirements. For example, a temporary injunction preventing implementation of a similar law in Vermont expired on April 20, 2022, although the challenge to that law remains pending.

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

Our liability for third-party content on our platform, such as content posted by customers and other users, currently is limited by Section 230 of the Communications Decency Act. There have been various efforts made by state and federal executives and legislators to bypass, eliminate, or modify Section 230, which limits the liability of internet platforms for third-party content that is transmitted via those platforms and for good- faith moderation of offensive content. President Biden and many members of Congress from both parties have expressed support for the reform or repeal of Section 230, so the possibility of Congressional action remains. In addition, the FCC is considering a petition, filed by the former administration, to adopt rules interpreting Section 230. If the FCC adopts rules, the scope of the protection afforded by Section 230 could be narrowed considerably. The FCC has not released any document describing the rules that would be proposed and no date has been set for a vote on any such proposal. The Democratic commissioners of the FCC have indicated that they are opposed to the petition and now control the agenda of the FCC. On October 3, 2022, the U.S. Supreme Court agreed to hear a case to determine whether Google should be liable for damages because YouTube’s suggestion algorithm promoted radical Islamic videos that incited a terrorist attack in France. In addition, Florida and Texas have passed laws intended to limit the protection afforded by Section 230, and similar legislation has been introduced in other states. In response to challenges from industry groups, various federal courts, including the U.S. Supreme Court, have enjoined enforcement of the Florida law, but litigation is pending in that case and Florida recently amended its law in an attempt to address the issues that resulted in the adverse court action. On September 16, 2022, the U.S. Court of Appeals for the Fifth Circuit issued a decision upholding the Texas law, which will allow that law to go into effect unless the Fifth Circuit or the U.S. Supreme Court issues a further stay. On September 30, 2022, the parties in that case filed an unopposed motion to stay the Fifth Circuit decision pending review by the U.S. Supreme Court. There also are pending cases before the judiciary that may result in changes to the protections afforded to internet platforms, including a lawsuit by former President Trump that, if successful, would greatly limit the scope of Section 230. We cannot predict whether there will be any changes to Section 230 or if regulatory action will interpret it in such a way as to limit the protection it affords. If the protections contained in Section 230 are repealed or limited, we could be subjected to liability for our customers’ or other users’ activities, or we could be required to pay fines or penalties, redesign our business methods, or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims.

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

Our products and platform are subject to various restrictions under U.S. export control and sanctions laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations, and various economic and trade sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control. The U.S. export control laws and U.S. economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products and services to embargoed or sanctioned countries, governments, persons, and entities, identified by the U.S., and also require authorization for the export of certain encryption items. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain cloud- based solutions to countries, governments, and persons targeted by U.S. sanctions. In addition, various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted or could enact laws that could limit our ability to distribute our platform or limit our ability to implement our platform in those countries. While we have implemented certain procedures to facilitate compliance with applicable laws and regulations in connection with the collection of this information, we cannot assure you that these procedures have been effective or that we, or third parties, many of whom we do not control, have complied with all laws or regulations in this regard. Failure by our employees, representatives, contractors, partners, agents, intermediaries, or other third parties to comply with applicable laws and regulations in the collection of this information also could have negative consequences to us, including reputational harm, government investigations, and penalties.

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

We are also subject to the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”), the U.K. Bribery Act 2010 (“Bribery Act”), and other anti-corruption, sanctions, anti-bribery, anti-money laundering, and similar laws in the U.S. and other countries in which we conduct activities. Anti-corruption and anti- bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees, agents, intermediaries, and other third parties from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the private sector. In the future, we may leverage third parties, including intermediaries, agents, and partners, to conduct our business in the U.S. and abroad, to sell subscriptions. We and these third parties may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we may be held liable for the corrupt or other illegal activities of these third-party partners and intermediaries, our employees, representatives, contractors, partners, agents, intermediaries, and other third parties, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with FCPA, Bribery Act, and other anti-corruption, sanctions, anti-bribery, anti-money laundering, and similar laws, we cannot assure you that they will be effective, or that all of our employees, representatives, contractors, partners, agents, intermediaries, or other third parties have taken, or will not take actions, in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage, and other consequences. Any investigations, actions, or sanctions could materially adversely affect our business, financial condition, results of operations, and prospects.

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

Our marketable securities portfolio is subject to credit, liquidity, market, and interest risks that could cause its value to decline significantly and materially adversely affect our business, financial condition, results of operations, and prospects.

We maintain a portfolio of marketable securities through a professional investment advisor. The investments in our portfolio are subject to our corporate investment policy, which focuses on preserving principal, maintaining liquidity, avoiding inappropriate concentration and credit risk, and capturing a market rate of return in accordance with the investment guidelines in the corporate investment policy. These investments are subject to general credit, liquidity, market, and interest rate risks. In particular, the value of our portfolio may decline due to changes in interest rates, instability in the global financial markets that reduces the liquidity of securities in our portfolio, and other factors, including unexpected or unprecedented events such as the COVID-19 pandemic. As a result, we may experience a significant decline in value or loss of liquidity of our investments, which could materially adversely affect our business, financial condition, results of operations, and prospects. We attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio’s overall risk profile, but the value of our investments may nevertheless decline. To the extent that we increase the amount of our security investments in the future, these risks could be exacerbated.

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

The application of indirect taxes, such as sales and use, value added, goods and services, business, and gross receipts taxes, to businesses that transact online, such as ours, is a complex and evolving area. Following the U.S. Supreme Court decision in South Dakota v. Wayfair, Inc., states and local jurisdictions in certain circumstances may levy sales and use taxes on sales of goods and services based on “economic nexus,” regardless of whether the seller has a physical presence in such jurisdiction. A number of states have already begun, or have positioned themselves to begin, requiring collection of sales and use taxes by online sellers. The details and effective dates of these collection requirements vary from state to state. As a result, it may be necessary for us to reevaluate whether our activities give rise to sales, use, and other indirect taxes as a result of any nexus in those states in which we are not currently registered to collect and remit taxes. Additionally, we may need to assess our potential tax collection and remittance obligations based on the requirements of existing or future economic nexus laws. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or may conduct business. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such obligations. The application of existing, or future indirect tax laws, whether in the U.S. or internationally, or the failure to collect and remit such taxes, could materially adversely affect our business, financial condition, results of operations, and prospects.

Our corporate structure and intercompany arrangements cause us to be subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which could materially adversely affect our business, financial condition, results of operations, and prospects.

We are expanding our international operations and personnel to support our business in international markets. We generally conduct our international operations through wholly-owned subsidiaries and are or may be required to report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by tax authorities in various jurisdictions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of such jurisdictions, including the U.S., to our international business activities, changes in tax rates, new or revised tax laws, or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The relevant tax authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations.

We are subject to federal, state, and local income, sales, and other taxes in the U.S. and income, withholding, transaction, and other taxes in numerous foreign jurisdictions. Evaluating our tax positions and our worldwide provision for taxes is complicated and requires the exercise of significant judgment. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes (including income taxes, sales taxes, and value added taxes) against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could differ materially from our historical tax provisions and accruals, which could have an adverse effect on our results of operations or cash flows in the period or periods for which a determination is made.

Our business could be materially adversely affected by future changes to tax laws.

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. For example, the 2017 Tax Cuts and JOBS Act (“TCJA”), together with the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) that was enacted March 27, 2020, made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future NOL carryforwards, and allowing for the expensing of certain capital expenditures. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development and the European Commission), have recently proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. Recently, in the U.S., Congress and the current administration proposed legislation (which has not yet been enacted) to make various tax law changes, including to increase U.S. taxation of international business operations and impose a global minimum tax. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes that could apply to our business.

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

Prior to our IPO, there had not been a public market for our common stock. If an active trading market for our common stock does not continue to develop or is not sustained, you may not be able to sell your shares quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

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

Our executive officers, directors, and stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially owned a significant percentage of our outstanding common stock. Furthermore, many of our current directors were appointed by our principal stockholders. As a result, such persons or their appointees to our board of directors, acting together, will have the ability to control or significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. If these persons choose to act together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. In addition, if any of our executive officers, directors, and  stockholders who own more than 5% of our outstanding common stock purchase shares, or if any of our other current investors purchase shares such that they own more than 5% of our outstanding common stock as a result, the ability of such persons, acting together, to control or significantly influence such matters will increase. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. Likewise, it may result in the management of the Company in ways with which other stockholders disagree.

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

We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of our IPO; (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates. Based on the market value of our common stock held by non-affiliates as of the last business day of our second fiscal quarter ended June 30, 2022, we will cease to be an emerging growth company as of December 31, 2022.

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

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the U.S. as the exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On May 24, 2021, we completed our IPO, in which we sold 10,410,000 shares of our common stock at a price to the public of $67.00 per share, including 940,000 shares sold in connection with the full exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-236789), which was declared effective by the SEC on May 19, 2021.

There has been no material change in the planned use of proceeds from our IPO as described in our Final Prospectus dated May 19, 2021.

Items 3, 4 and 5 are not applicable and have been omitted.

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40396	3.1	May 24, 2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40396	3.2	May 24, 2021

10.1*	Offer Letter by and between Steven Scott Davis and the Registrant, dated as of October 6, 2022

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer

32.2*#	Section 906 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

Procore Technologies, Inc.

Date: November 4, 2022	By:	/s/ Craig F. Courtemanche, Jr.
Craig F. Courtemanche, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2022	By:	/s/ Paul Lyandres
Paul Lyandres
Chief Financial Officer and Treasurer (Principal Financial Officer)