Form 10-K
period 2022-12-31
PROCORE TECHNOLOGIES, INC.
filed 2023-03-01
CIK 1611052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2022, was $3,119,296,028.22.

The number of shares of Registrant’s Common Stock outstanding as of February 23, 2023 was 140,252,878.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2022 fiscal year ended December 31, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and our objectives for future operations. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•

our expectations regarding our ability to successfully integrate our most recent acquisition of Express Lien, Inc. (d/b/a Levelset), a Delaware corporation (“Levelset”), into our business and receive the anticipated benefits from such transaction;

•	our ability to develop new products, services, and features, and whether our customers and prospective customers will adopt these new products, services, and features;
•	our ability to maintain, protect, and enhance our brand;
•	the sufficiency of our cash to meet our cash needs for at least the next 12 months;
•	future acquisitions, joint-ventures, or investments, including our strategic investments and investments in marketable securities;
•	our ability to comply or remain in compliance with laws and regulations that currently apply or become applicable to our business in the United States (“U.S.”) and internationally;
•	our reliance on key personnel and our ability to attract, maintain, and retain management and skilled personnel;
•	the future trading price of our common stock;
•	our anticipated use of the net proceeds from our initial public offering (“IPO”); and
•	the effects of the COVID-19 pandemic or other public health crises.

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

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. These risks include, among others, the following:

•

we have experienced rapid growth in recent periods, and such growth may not be indicative of our future performance. If we fail to properly manage future growth, our business, financial condition, results of operations, and prospects could be materially adversely affected;

•	we have a history of losses and may not be able to achieve or sustain profitability in the future;
•	our business may be significantly impacted by changes in the economy and in spending across the construction industry;
•

the construction management software industry is evolving rapidly and may not develop in ways we expect. If we fail to respond adequately to changes in the industry, our business, financial condition, results of operations, and prospects could be materially adversely affected;

•

we are continuing to expand our operations outside the U.S., where we may be subject to increased business, regulatory, and economic risks (including fluctuations in currency exchange rates) that could materially adversely affect our business, financial condition, results of operations, and prospects;

•	our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to retain and expand our customer base may be impaired, and our business may be harmed;
•

our ability to increase our customer base and achieve broader market acceptance of our products, services, and platform will significantly depend on our ability to develop and expand our sales and marketing capabilities, the failure of which could materially adversely affect our business, financial condition, results of operations, and prospects;

•	we operate in a competitive market, and we must continue to compete effectively;
•

interruptions or performance issues associated with our products, services, and platform, including the interoperability of our platform across devices, operating systems, and third-party applications, could materially adversely affect our business, financial condition, results of operations, and prospects;

•

if we lose key management personnel or if we are unable to retain or hire additional qualified personnel, we may not be able to achieve our strategic objectives and our business, financial condition, results of operations, and prospects could be materially adversely affected;

•	if we cannot maintain our company culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success;
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

•

if our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences, any of which could materially adversely affect our business, financial condition, results of operations, and prospects;

•

our failure to protect our intellectual property rights and proprietary information could diminish our brand and other intangible assets and otherwise materially adversely affect our business, financial condition, results of operations, and prospects;

•

we may be unsuccessful in making, integrating, and maintaining acquisitions, joint ventures, and strategic investments, which could materially adversely affect our business, financial condition, results of operations, and prospects; and

•

if we fail to maintain an effective system of disclosure controls and internal control over our financial reporting, including our acquired companies, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired and our business, financial condition, results of operations, and prospects could be materially adversely affected.

4

PART I

Item 1. Business.

Overview

Our mission is to connect everyone in construction on a global platform.

We are a leading provider of cloud-based construction management software, and are helping transform one of the oldest, largest, and least digitized industries in the world. We focus exclusively on connecting and empowering the construction industry’s key stakeholders, such as owners, general contractors, specialty contractors, architects, and engineers, to collaborate and access our capabilities from any location on any internet-connected device. Our platform is modernizing and digitizing construction management by enabling real-time access to critical project information, simplifying complex workflows, and facilitating seamless communication among key stakeholders, all of which we believe positions us to serve as the system of record for the construction industry. We are also developing other programs and services, such as our materials financing program, to address related challenges faced by the construction industry’s key stakeholders. Adoption of our products and services helps our customers increase productivity and efficiency, reduce rework and costly delays, improve safety and compliance, and enhance financial transparency and accountability.

In short, we build the software for the people that build the world.

We have established our leading market position by focusing on serving the unique needs of the construction industry. We work directly with stakeholders to develop the products and services they need and to provide high-quality support, available to all users at no additional charge. Our five integrated product categories—Preconstruction, Project Execution, Workforce Management, Financial Management, and Construction Intelligence—automate workflows, provide real-time visibility, offer advanced analytics, and support collaboration across key stages of the construction project lifecycle. Each of our products can be accessed from the office or the jobsite on computers, smartphones, and tablets, enabling users to work wherever the job requires. Our open application programming interfaces (“APIs”) and our application marketplace (“App Marketplace”) allow customers to integrate our products with their internal systems and over 400 integrations including accounting, document management, and scheduling software, providing our users with choice and flexibility, and demonstrably increasing the stickiness of our platform as we aim to become the construction industry’s system of record. Our customers range from small businesses managing a few million dollars of annual construction volume to global enterprises managing billions of dollars of annual construction volume. Our core customers are owners, general contractors, and specialty contractors operating across the commercial, residential, industrial, and infrastructure segments of the construction industry. We generate substantially all of our revenue from subscriptions to access our products. We primarily sell our products on a subscription basis for a fixed fee with pricing generally based on the number and mix of products a customer subscribes to and the fixed aggregate dollar volume of construction work contracted to run on our platform annually, which we refer to as annual construction volume. As our customers subscribe to additional products or increase the annual construction volume contracted to run on our platform we generate more revenue. We do not provide refunds for unused construction volume, or charge customers based on consumption or on a per project basis. Our customers rely on our platform to help run their businesses more efficiently.

Our business model is designed to encourage rapid, widespread adoption of our products by allowing for unlimited users, meaning we do not charge a per-seat or per-user fee. Customers can invite all project participants to engage with our platform as part of a project team. Customers typically invite participants to join our platform, including their employees and collaborators, which are other project participants that engage with our platform but do not pay us for such use. Collaborators have access to relevant project information and product features for the duration of their involvement in a project and are incentivized to become customers, as collaborators do not control what information they get access to, may not be able to access project information after a job is complete, and cannot run their complete portfolio of projects on our platform. Once collaborators have used our platform, they may potentially become customers and evangelize Procore on future projects.

We believe that our business model creates a flywheel effect that has helped increase our customer count, from 10,166 as of December 31, 2020, to 12,193 as of December 31, 2021, to 14,488 as of December 31, 2022, reflecting a year-over-year growth rate of 20% and 19% in 2021 and 2022, respectively. The increase of 2,295 net new customers in 2022 includes 189 customers from LaborChart, Inc. (“LaborChart”) when it was fully integrated into the sales process in the third quarter of 2022. We have also seen an increase in the number of customers that contributed more than $100,000 of annual recurring revenue (“ARR”), which grew from 843 as of December 31, 2020, to 1,111 as of December 31, 2021, to 1,576 as of December 31, 2022, reflecting year-over-year growth rates of 32% in 2021 and 42% in 2022. All customer counts aforementioned exclude customers acquired from Levelset and Esticom, Inc. (“Esticom”), which have not yet been renewed onto standard Procore annual contracts. Remaining Levelset and Esticom legacy customers will be included in our customer and ARR metrics once they are renewed onto standard Procore annual contracts or upon integration of Levelset and Esticom into Procore’s sales process.

Our success in building our customer base, expanding usage for existing customers, and helping digitize the industry has allowed us to achieve significant growth. We generated revenue of $400.3 million in 2020, $514.8 million in 2021, and $720.2 million in 2022, representing year-over-year growth of 29% in 2021 and 40% in 2022. We had net losses of $96.2 million in 2020, $265.2 million in 2021, and $286.9 million in 2022.

Our Industry

The construction ecosystem is highly fragmented and specialized.

The construction process relies on coordination among highly fragmented and specialized groups, including key stakeholders such as owners, general contractors, specialty contractors, architects, and engineers. These stakeholders engage in financing, budgeting, designing, building, and maintaining commercial, residential, industrial, and infrastructure projects while navigating varying responsibilities, risk profiles, and motives. Completing a project safely, on time, and within budget requires effective collaboration between stakeholders across workstreams, sharing information in a timely and effective manner, and navigating increasing contractual and regulatory complexity.

Key stakeholders in the construction ecosystem are:

•

Owners. Owners initiate construction projects, secure financing, work with architects, engineers, and consultants on building design, hire general contractors to manage the construction process, and are the ultimate decision-makers throughout a project. Owners include corporations, universities, government entities, and commercial and residential real estate developers. Once a project is completed, owners are responsible for operating, leasing, or selling the structure, or outsourcing such processes to a third party.

•

General contractors. General contractors coordinate the construction project and fulfill the demands of owners while simultaneously maintaining oversight and responsibility for specialty contractors and other vendors.

•

Specialty contractors. Specialty contractors, commonly referred to as subcontractors, are hired by general contractors for their specialized skills, such as mechanical, electrical, plumbing, roofing, or concrete trades, and perform the vast majority of construction work, including sourcing materials.

•

Architects and engineers. Architects and engineers work together to develop building plans and designs, collaborating directly with owners and general contractors. Typically, architects are responsible for designing the aesthetic look and feel of a structure, while engineers focus on safety and functionality, materials, and structural design.

The construction industry has four defining characteristics:

•

Construction is a custom business. Construction projects are typically custom and each project has a distinctive combination of dynamic variables, including unique project teams, design, materials, financing, terrain, regulations, and schedules.

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

Our Approach

We believe that we are well-positioned to extend our leading market position, not only through promoting the rapid adoption of our products, services, and platform, but also through our dedicated efforts to invest in and positively impact the future success of the construction community. We believe that our success is driven by the quality of our products, services, and platform and our strong relationships with our customers and the broader construction industry. Our approach is based on two key elements:

•

We live and breathe construction. Our products, services, and platform are focused on the construction industry, and we build them for the diverse requirements of industry stakeholders. We have deep domain expertise and an understanding of the construction industry’s complex workflows, incentive structures, and the risks each stakeholder faces on a project. We also partner with the industry beyond providing software. Several of our initiatives, including Jobsite, our industry-focused blog site, Procore Community, our online user community forum, and Groundbreak, our annual construction industry conference, are designed to grow community engagement across our platform. We also offer additional resources to the construction community, including certified continuing education courses, training programs, online content libraries, and free software to universities, schools, trade unions, and non-profits through our in-house social impact team, Procore.org.

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

Our Platform

Our platform is built to be modern, intuitive, and open with a modular and extensible architecture that not only includes the breadth and depth of functionality of our own products, but also integrates with third-party applications and our customers’ own customized applications. While we offer a broad set of products that we primarily monetize through subscriptions, our platform includes a wide range of technical services that are shared across our products and open APIs that enable us to extend the capabilities of our platform to the broader ecosystem of software that our customers use.

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

Product Categories

•

Preconstruction. Selecting the right specialty contractors and vendors for a construction project is critical to the successful outcome of the project. The process is often manual, disorganized, time-consuming, and resource-intensive, requiring the collection of extensive documentation and multi-faceted bids that typically include sensitive information. Our Preconstruction products facilitate collaboration between internal and external stakeholders during the planning, budgeting, estimating, bidding, and partner selection phase of a construction project. Our products are designed to help reduce financial and operational risk across key stakeholders before construction begins.

•

Project Execution. Construction teams struggle with poor communication between the field and office, time-consuming processes, and getting updated and accurate information to all project stakeholders. Teams often lack the ability to effectively collaborate on workflows, such as structure design, or changes to plans that become necessary in the field. Tracking project progress and ensuring procedures are in line with quality and safety standards is often manual or done using disparate point solutions. These dynamics lead to risky work environments, rework, training gaps, and strained relationships, often resulting in millions of dollars in cost overruns and litigation. Our Project Execution products connect entire construction project teams by ensuring project information is aggregated in a cloud-based platform, available to all project participants, and accurate so that work on the jobsite is completed correctly. Our products and platform enable real-time collaboration, information storage, design, BIM model clash detection, and regulation compliance for teams on the jobsite and in the back office.

•

Workforce Management. Construction teams responsible for performing work on the jobsite are often unable to efficiently track labor productivity, which leads to schedule delays, inefficient use of time, margin loss, and rework. Our Workforce Management product helps customers address these problems by allowing contractors to better schedule, track and forecast labor productivity, improve time management, communicate more efficiently with their workforces, and better manage profitability on construction projects. By using our products, customers are also creating detailed productivity records that can be referenced during the bidding process.

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

•

Construction Intelligence. Construction Intelligence is a set of holistic solutions that offers advanced analytics and business intelligence capabilities, allowing customers to capture, manage, and learn from data for streamlined and robust project and portfolio reporting, analytics, and artificial intelligence (“AI”)-guided workflows, as well as to monitor projects and drive more informed decision-making for their business needs. With Construction Intelligence, information and data collected during the course of construction using our products becomes a catalyst for creating a culture of data-driven analysis and decision making at each level of a customer’s organization. Our Construction Intelligence products provide access to 12 pre-built reports and over 145 pre-built report pages and the ability to build custom visualizations leveraging their enterprise data in Microsoft Power BI. Cross-tool reporting, configurable dashboards, and advanced data visualization all help turn project data into business insights.

Procore App Marketplace

Our platform gives customers the freedom to connect with third-party integrations currently in our App Marketplace. Our App Marketplace extends the functionality of our existing products, connecting critical business workflows and processes, and enabling customers to maintain a single system of record while being able to leverage software solutions providing an array of functionality. This ecosystem provides customers with support in analytics, accounting and finance, scheduling, insurance, compliance, and customer relationship management, among many other categories. While our customers may pay fees to certain third-party developers in order to use their applications that integrate with our platform, we do not earn any fees or commissions from either our customers or these third-party developers for accessing or using our App Marketplace.

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

•

UI Customization. Our platform is designed to be flexible and adaptable, providing native mobile and desktop user interfaces (“UI”) to both our internal and third-party developers. This means developers can accelerate design and development efforts by accessing Procore’s core UI components and design guidelines, helping to ensure a consistent user experience. We also offer third-party developers the ability to create embedded applications, which we call Embedded Apps, a feature that allows developers to insert their apps directly into our UI. This creates an experience that reduces user friction and context switching between different applications, while providing our familiar UI to users when introducing new integrations.

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

•

Data. As data is generated on our platform, it is securely stored in centralized databases. Our platform enables our customers to search across their data, empowering real-time analytics and customizable reporting. Users have access to insights that can be derived from data generated by their account usage across our platform. Additionally, our platform allows us to collect aggregated, anonymized data that we can use to develop new products, services, and features, as well as better support our customers as they navigate challenging industry and market conditions. We are also developing risk modeling to price risk in offerings such as our materials financing program and utilize predictive data to tailor those offerings to fit our customers’ needs. We also expect to leverage data to build AI and machine learning functionality into the Procore platform in order to provide customers with ways to automate repetitive tasks, uncover hidden information, and glean actionable insights to drive better outcomes on projects, in addition to other next-generation features.

Our platform typically serves as a system of record for our customers’ projects, meaning that our customers are incentivized to continue to subscribe to our products even after the end of a construction project in order to leverage the benefits of Procore. As the number of projects and the construction volume managed on our platform grows, so does the amount of data that our platform captures. This enables our customers to analyze their data and derive insights to better operate their business, and enables us to develop products and services specifically tailored to the needs of the construction industry and its stakeholders.

Our Core Customer Stakeholders and the Benefits Provided by Our Products

We serve customers ranging from small businesses managing a few million dollars of annual construction volume to global enterprises managing billions of dollars of annual construction volume. Our core customers are owners, general contractors, and specialty contractors operating across the commercial, residential, industrial, and infrastructure segments of the construction industry. For additional information on these core customers, see “Our Industry” above.

We believe that our ability to deliver products that address our customers’ specific needs, including by enabling streamlined communication and real-time access to data, is essential to driving increased productivity and efficiency, reducing rework and costly delays, improving safety and compliance, and enhancing financial transparency and accountability.

Owners

Owners are the beneficiaries of the end result of a construction project, but if the project is over budget, or not completed on schedule, the owner can be responsible for funding the overage or incurring lost revenue. Owners need the ability to plan capital expenditures, accurately estimate project costs, source high-quality general contractors to manage construction work, and track project progress with a high degree of visibility. By reducing friction that hinders collaboration, our products can help owners track cost updates, project status, and change orders. We help owners save significant time and money by providing financial and operational visibility into their projects. It is critical for owners’ bottom lines that they remain informed of what work has been completed, when it was completed, and what specifically was built or installed. Not only is this information crucial for ongoing projects, but it is also necessary for long-term asset management, as the underlying data allows for more efficient, effective, and predictive maintenance.

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

We are also developing other programs and services to address related challenges faced by specialty contractors. For example, our materials financing program aims to help specialty contractors manage cash flow concerns by facilitating the purchase of construction materials from fulfillment partners on our customers’ behalf, allowing those customers to finance their materials purchases from us on deferred payment terms that better match construction payment timelines.

Our Business Model

We generate substantially all of our revenue from subscriptions to access our products and have an unlimited user model that is designed to facilitate adoption and maximize usage of our platform by all project stakeholders. We primarily sell our products on a subscription basis for a fixed fee with pricing generally based on the number and mix of products and the annual construction volume contracted to run on our platform.

As we grow, we believe that the value of our business will increase across three key dimensions:

•

Ecosystem. Our business model is designed to encourage rapid, widespread adoption by allowing for unlimited users, meaning we do not charge a per-seat or per-user fee. Customers can invite all project participants to engage with our platform as part of a project team. This includes customers’ employees and collaborators, who are other project participants who engage with our platform but do not pay us for such use. Thereafter, collaborators have an incentive to become customers, as collaborators do not control what information they get access to, may not be able to access project information after a project is complete, and cannot run their complete portfolio of projects on our platform.

•

Products. We believe our expertise in construction and close relationship with our customers and collaborators enable us to deliver easy-to-use and feature-rich products, specifically tailored to solve the problems of the industry’s key stakeholders and help them manage their businesses more effectively. Our products are offered à la carte and are integrated into our cloud-based platform.

•

Data. Our platform captures extensive data across stakeholders and each stage of a project, which enables us to create a system of record for all stakeholders and to analyze project and industry trends. Our platform captures data encompassing bidding, safety, cost, quality, scheduling, materials, supplier information, and other types of data. We believe our unique access to data through our platform will allow our team to assess construction risk faster and more accurately than traditional methods, and our goal is to use such data to scale and automate our product offerings, including our materials financing program.

Our Growth Strategy

We intend to leverage our existing products and industry presence to establish our products, services, and platform as the industry standard in construction, both domestically and internationally. The key elements of our strategy to accomplish these objectives are as follows:

•

Maintain and advance our technology leadership. We believe that the investments we have made in research and development to build our technology have been core differentiators of our products and platform. We plan to continue to invest in technology innovation and product development, and we believe that our customers will benefit from new features and products on our centralized platform.

•

Acquire new customers. We believe the market for construction technology and collaboration tools is in its early phases of adoption. We plan to continue to expand our sales and marketing efforts to drive awareness of our products and services and grow our customer base, focusing on owners, general contractors, and specialty contractors. The portion of our current user base made up of collaborators invited to participate in our customers’ projects represents a significant opportunity to increase our revenue. These users are incentivized to become customers in order to gain visibility and control across their projects with actionable insights from a single system. In the future, we have the potential to monetize additional adjacent stakeholders, including a broad set of industry participants who are potential customers of our existing products and services and those whom we plan to address with targeted new products and services, such as our materials financing program, over time. Such new products and services may allow us to attract new customers as well as expand existing customer relationships.

•

Increase and diversify spend within our customer base. We plan to drive additional spend from existing customers by capturing more projects, selling them additional existing products and services, and offering new products and services that address additional customer needs.

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

•

Pursue targeted acquisitions. We have made and may in the future make select acquisitions to add innovative features and functionality to our platform, accelerate our end-to-end cloud-based platform strategy, and bring talent to our team. Our App Marketplace provides us with visibility into our customers’ interactions with many third-party integrations. For example, in 2019, we acquired Honest Buildings, Inc. (“Honest Buildings”), an existing App Marketplace partner and a provider of financial and project management software for owners, allowing us to further extend our products and platform to this key stakeholder group. In 2020, we acquired Esticom, another App Marketplace partner and provider of a leading estimating solution. In 2021, we acquired Levelset, a lien rights management solution, and LaborChart, a labor management solution, both of which were also existing App Marketplace partners. Our existing integrations with App Marketplace partners like these streamline the integration of their solutions into our platform post-acquisition and allows us to quickly deliver a seamless customer experience across financial and project management workstreams.

Our Products

Our platform features five integrated product categories, allowing data and workflows to transparently cross the phases of a construction project. Our customers typically purchase subscriptions to access our products on a product-by-product basis.

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

Project Execution

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

•

Building Information Model. Procore BIM enables all users in the field to view and collaborate on 3-D models, which allow project teams to more efficiently plan and construct their projects. Field workers can access project models in real-time, with an easy-to-use navigation interface that ties 3-D models to drawings. The product improves decision-making and reduces rework by ensuring that work is coordinated and installed correctly the first time.

Workforce Management

•

Field Productivity. Procore Field Productivity enables contractors to manage their labor with real-time time data for payroll, manage out-of-scope work, as well as communication, certification, forecasting, and productivity tracking. This data deeply integrates into Procore Project Financials, powering critical labor cost analysis and change management workflows that maximize job profitability. In using Field Productivity, customers create a detailed record of historical productivity rates that allows them to more accurately bid and estimate future projects.

•

Workforce Planning. Procore Workforce Planning is a construction workforce management solution that provides real-time insight into a workforce's availability and skillset with a centralized scheduling and communication hub. Workforce Planning is used by general and specialty contractors for construction rosters of varying sizes. Customers can utilize Workforce Planning for people and data management, planning and scheduling, workforce analytics, labor forecasting, and field-to-office communication.

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

•

Lien Rights Management. In connection with our acquisition of Levelset, we acquired a lien rights management product that is designed to efficiently manage our customers’ lien rights on construction projects and simplify complex compliance workflows and payment processes. Users can exchange and collaborate around payment documents such as lien waivers, payment applications, and preliminary notices, enabling contractors, suppliers, and other industry stakeholders to have better visibility, more streamlined documentation, and faster payments.

Construction Intelligence

•

Procore Analytics. Our Procore Analytics product gives customers the ability to generate deep insights across data aggregated from across all projects, various products, and integrated accounting software. Customers can track trends and conduct analysis using pre-built reports, all of which are customizable to suit individual customer needs.

Sales and Marketing

We primarily sell subscriptions to access our products through our direct sales team, which is specialized by stakeholder region, size, and type, and is serviced regionally by offices in the U.S., Canada, Australia, England, Mexico, Singapore, the United Arab Emirates (“UAE”), France, and Ireland, and by our focused sales and marketing efforts in Germany, where we do not yet maintain an office location. As a result of our international efforts, we support multiple languages and currencies. We combine an inside sales model with a field sales team targeting large accounts. Our install base team focuses on renewals and account expansion. Our construction volume-based pricing model and number of product offerings create multiple opportunities for expansion.

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

Our research and development teams are largely based in our Carpinteria, California headquarters, and our Austin, Texas, New York, New York, Cairo, Egypt, and Toronto, Canada offices.

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

We believe our competitors primarily exist across the following four categories:

•

aggregated construction management tools, including products offered by Oracle, Autodesk, and Trimble. Some of these companies’ products integrate with our platform and are available in our App Marketplace.

•

accounting software vendors, including providers that offer accounting software and supplement their solutions with project management tools and other offerings, which are often bundled with their accounting solutions as lower-value add-ons.

•

point solution vendors in various categories, including analytics, bidding, BIM, compliance, scheduling, and materials financing, among others. Many of the point solutions these vendors provide integrate with our platform and are available in our App Marketplace.

•	in-house specialized tools or processes built by or for existing or prospective customers.

Our People and Our Values

Our people are our most vital asset in building and growing our business. We have worked hard to create and maintain a culture based on three core values:

•

Openness. We define openness as “a willingness to engage and express, as well as to consider, new information and ideas.” We ask our employees to be honest without ego, meaning that employees can share critical opinions without fear of retribution and admit when they don’t know something. We include different voices and points of view. We believe that diversity of thought makes us stronger and more innovative.

•

Ownership. We define ownership as “a sense of having a personal stake in a project’s or team’s success and the feeling of empowerment and responsibility that goes with it.” We ask our employees to take initiative and move forward, and in so doing, to vigorously advocate for our vision, volunteer for work that challenges and inspires them, and solicit feedback from leaders and colleagues. We also believe in providing equity incentives to our employees to foster an ownership mentality among them and align their interests with those of our stockholders.

•

Optimism. We define optimism as “the ability to envision and pursue favorable outcomes, even in the face of challenges, and to believe in the capabilities and goodwill of oneself and others.” We ask our employees to build toward the possible, which means that they assume positive intent in others, let themselves have a bad day, and pursue the rewards of hard work. We believe in embracing a growth mindset for continuous learning.

We believe that these three core values are foundational in building a high-performing, healthy company that scales. We also believe that having an open and inclusive work culture is integral to our ability to attract and retain exceptionally talented and motivated employees.

We continue to evolve our diversity, equity, inclusion, and belonging (“DEIB”) initiatives to drive engagement with our employees, our customers, and other industry stakeholders. Our DEIB initiatives are centered around five pillars: talent acquisition, training and development, equity analysis, employee resource groups, and partnerships and outreach.

As of December 31, 2022, we had 3,568 full-time employees, with 3,080 based in the U.S. and 488 based in our international locations.

Our Commitment to the Construction Industry

We have taken steps to promote a more diverse and inclusive construction industry. Through our long-standing Women in Construction initiative, we advocate for improved gender equality. As part of this effort, we host webinars, curate a virtual community group, and attend events across the country to connect advocates for the increased presence of women in construction.

Through our in-house social impact team, Procore.org, we support the advancement of the construction industry by providing an array of resources, including certified continuing education courses, training programs, online content libraries, and in-kind donations of software and training to universities, K-12 school programs, training centers, trade associations, disadvantaged business enterprises, and non-profits.

Our Intellectual Property

We rely on trademarks, patents, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements, and employee invention assignment agreements to establish and protect our proprietary rights. As of December 31, 2022, we had 34 issued patents in the U.S. and 53 pending patent applications in the U.S. Additionally, we had 16 pending patent applications in foreign countries, as well as nine pending international patent applications that preserve our right to file additional foreign patent applications in the future, as of such date. Our issued patents in the U.S. will expire between 2034 and 2041. We continually review our development efforts to assess the existence and patentability of new intellectual property.

We have trademark rights in our name, our logo, and other brand indicia, and have trademark registrations for select marks in the U.S. and many other jurisdictions around the world. We also have registered domain names for websites that we use in our business.

We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. For additional information, see the sections titled “Risk Factors—Risks Related to Our Intellectual Property—Our failure to protect our intellectual property rights and proprietary information could diminish our brand and other intangible assets and otherwise materially adversely affect our business, financial condition, results of operations, and prospects.”

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

We make available, free of charge through the investor relations section of our website (investors.procore.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Exchange Act, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).

The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

We announce material information to the public about us, our products and services and other matters through a variety of means, including our website, the investor relations section of our website, press releases, filings with the SEC, and public conference calls, in order to achieve broad distribution of information to the public. We encourage investors and others to review the information we make public in these locations, as such information could be deemed to be material information.

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

Risks Related to Our Business and Industry

We have experienced rapid growth in recent periods, and such growth may not be indicative of our future performance. If we fail to properly manage future growth, our business, financial condition, results of operations, and prospects could be materially adversely affected.

We have experienced rapid growth in recent periods. Our revenue was $400.3 million in 2020, $514.8 million in 2021, and $720.2 million in 2022. Our results of operations may fluctuate significantly, which could make our future results difficult to predict and could cause our results of operations to fall below expectations. You should not rely on the revenue growth of any prior period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Our overall revenue growth and results of operations depend on a number of factors, including many that are out of our control. These factors include our ability to do the following: attract new customers and expand sales of subscriptions to our existing customers; increase sales to owners and specialty contractors, as well as monetize additional new stakeholders; develop new products and services, further improve our existing products, services, and platform, and expand our App Marketplace with additional integrations; provide our customers and collaborators with support that meets their needs; invest financial and operational resources to support future growth in our customer, collaborator, and third-party relationships; expand our operations domestically and internationally; and retain and motivate existing personnel, and attract, integrate, and retain new personnel, particularly to our sales and marketing and engineering and product development teams.

Our future growth also depends on changes in our customers’ budgetary constraints, the timing and success of new products and services introduced by us or our competitors, the pace of development of the construction management software industry, regulatory and macroeconomic conditions, and economic conditions and business practices within the construction industry, including construction spending in the public and private sectors. If we are not able to maintain revenue growth or accurately forecast future growth, our business, financial condition, results of operations, and prospects could be materially adversely affected.

We have a history of losses and may not be able to achieve or sustain profitability in the future.

We have a history of losses, and we may not achieve or maintain profitability in the future. We incurred net losses of $96.2 million in 2020, $265.2 million in 2021, and $286.9 million in 2022. As of December 31, 2022, we had an accumulated deficit of $949.1 million. We are not certain whether or when we will be able to achieve or sustain profitability in the future. We also expect our expenses to increase in future periods as we continue to invest in growth, which could negatively affect our future results of operations if our revenue does not correspondingly increase. In particular, we intend to continue to expend substantial financial and other resources on the following: expanding our sales and marketing and customer success teams to drive new subscriptions, increase the use of our products, services, and platform by existing customers, and support our international expansion; developing our technology infrastructure, including systems architecture, scalability, availability, performance, and security; and investing in our engineering and product development teams and developing new products, services, and platform functionality.

These expenditures may not result in increased revenue or profitable growth. Any failure to increase our revenue as we invest in our business, or to manage our costs, could prevent us from achieving or maintaining profitability or positive cash flow. We may also incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to successfully address these risks and challenges, our business, financial condition, results of operations, and prospects could be materially adversely affected.

Our business may be significantly impacted by changes in the economy and in spending across the construction industry.

Our business may be affected by changes in the economy, especially those affecting the construction industry. If the construction industry experiences a decrease in overall construction volume, the amount our customers pay for our products could be reduced as we generally price our products based on a customer’s annual construction volume, which is the fixed aggregate dollar volume of construction work contracted to run on our platform annually. In times of unfavorable economic conditions, our revenue may decrease because customers may choose to purchase less construction software. Rising inflation may increase our vendor, employee, and facility costs, and further decrease demand for our products. Unfavorable or deteriorating market conditions, reductions in the rate of construction growth, reductions in government spending and funding of infrastructure or other construction projects, reduced demand for public projects, and any resulting effects on spending by our customers or prospective customers could also have an adverse impact on our business.

The construction industry as a whole may be negatively impacted by a wide range of factors, including economic slowdowns, tightening of economic policies, financial and credit market fluctuations, tariffs on imported goods, weakening exchange rates, rising inflation, rising interest rates, supply chain disruptions, labor shortages, commodity prices, and policies that reduce government spending. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry, or how any such event may impact our business. To the extent we do not effectively address these risks and challenges, our business, financial condition, results of operations, and prospects could be materially adversely affected.

The construction management software industry is evolving rapidly and may not develop in ways we expect. If we fail to respond adequately to changes in the industry, our business, financial condition, results of operations, and prospects could be materially adversely affected.

The construction management software industry is evolving rapidly. Widespread acceptance and use of construction management technology in general, and of our platform in particular, is critical to our future growth. While we believe that our construction management software addresses a significant market opportunity, a viable market for it may develop more slowly than we expect. If that happens, our business, financial condition, results of operations, and prospects could be materially adversely affected.

Demand for construction management software in general, and for our products in particular, is affected by a number of factors, some of which are beyond our control. Some of these factors include: general awareness of construction management software; availability, functionality, and pricing of products and services that compete with ours; ease of adoption and use; the reliability, performance, or perceived performance of our products and platform, including interruptions to the use of our products and platform; and the development and awareness of our brand. Even though we use internal data to assess the likelihood of success of introducing new products or changes to existing products, we may incorrectly calculate such risks or assume undue risks with respect to such offerings. Competitors may also develop and introduce new products or entirely new technologies to replace our existing products, which could make our platform obsolete or adversely affect our business. If our research and development investments do not accurately anticipate user demand or if we fail to develop our products, features, or capabilities in a manner that satisfies customer needs in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our products, which could materially adversely affect our business, financial condition, results of operations, and prospects.

Furthermore, our ability to grow our customer base and increase revenue from customers depends on our ability to enhance and improve our platform in response to changes in the construction management software industry and customer demand. In response to such shifts, we may introduce changes to our existing offerings or introduce new offerings, which may require significant expenditures in research and development and customer support, which may harm our results of operations. While we have designed our existing products for easy adoption, our customers depend on our customer success teams to provide implementation, training, and support services, especially when it comes to new products and features. If we do not provide effective ongoing support, our ability to sell additional products to existing and prospective customers could be adversely affected.

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

We are continuing to expand our operations outside the U.S., where we may be subject to increased business, regulatory, and economic risks (including fluctuations in currency exchange rates) that could materially adversely affect our business, financial condition, results of operations, and prospects.

We had customers running projects in over 150 countries as of December 31, 2022, and 14% of our revenue in 2022 was generated from customers outside the U.S. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our products, services, and platform in additional languages. Any new markets or countries into which we attempt to sell subscriptions to access our products may not be receptive to our efforts. For example, we may not be able to expand further in some markets if we are not able to adapt our products, services, and platform to fit the needs of prospective customers in those markets or if we are unable to satisfy certain government- and industry-specific laws or regulations. In addition, our international operations and expansion efforts requires considerable management attention and the investment of significant resources, while subjecting us to new risks and increasing certain risks that we already face, including risks associated with:

•	providing our products, services, and platform in different languages and customizing them to support local requirements;
•

compliance by us and our partners with applicable international laws and regulations, including laws and regulations with respect to anti-corruption, competition, import and export controls, tariffs, trade barriers, economic sanctions, employment, construction, privacy, data protection, consumer protection, and unsolicited email, and unauthorized practice of law (“UPL”), and the risk of penalties and fines against us and individual members of management or employees if our practices are deemed to be out of compliance;

•

recruiting and retaining talented and capable employees outside the U.S., including employees who speak multiple languages and come from a wide variety of different cultural backgrounds and customs, and managing an employee base in jurisdictions with differing employment regulations;

•

operating in jurisdictions that do not protect intellectual property rights to the same extent as the U.S. and navigating the practical enforcement of such intellectual property rights outside of the U.S.;

•	political and economic instability (including as a result of the COVID-19 pandemic or the military conflict involving Russia and Ukraine);
•	generally longer payment cycles and greater difficulty in collecting accounts receivable; and
•

higher costs of doing business internationally, including increased accounting, tax, travel, infrastructure, and legal compliance costs, and costs associated with fluctuations in currency exchange rates.

Compliance with laws and regulations applicable to our global operations substantially increases our cost of doing business. We may be unable to keep current with changes in laws and regulations as they occur and there can be no assurance that we, our employees, contractors, partners, and agents will be able to maintain compliance. Any violations could result in enforcement actions, fines, civil and criminal penalties, damages, injunctions, or reputational harm. If we are unable to maintain compliance or manage the complexity of our global operations successfully, we may need to relocate or cease operations in certain foreign jurisdictions, which could materially adversely impact our business, financial condition, results of operations, and prospects.

Additionally, as we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from sales is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates. Any of these risks could hinder our ability to predict our future results and earnings. In addition, we do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to retain and expand our customer base may be impaired, and our business may be harmed.

We believe that the Procore brand identity and awareness is critical to our sales and marketing efforts. We also believe that maintaining and enhancing the Procore brand is critical to retaining and expanding our customer base and, in particular, conveying to customers and collaborators that our platform offers capabilities that address the needs of the construction ecosystem throughout the project lifecycle. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. If we experience difficulties with software development that negatively impact new or existing offerings, we may experience negative publicity or lose market acceptance.

Any unfavorable publicity or negative perception of our products, services, or platform or the providers of construction management software generally, could adversely affect our reputation and our ability to attract and retain customers. If we fail to promote and maintain the Procore brand, or if we incur increased expenses in this effort, our business, financial condition, results of operations, and prospects could be materially adversely affected.

Our ability to increase our customer base and achieve broader market acceptance of our products, services, and platform will significantly depend on our ability to develop and expand our sales and marketing capabilities, the failure of which could materially adversely affect our business, financial condition, results of operations, and prospects.

Continuing and increasing sales of subscriptions to access our products and of our services depend to a significant extent on our ability to expand our sales and marketing capabilities. It is difficult to predict customer demand, customer retention and expansion rates, the size and growth rate of the market, the entry of competitive products and services, or the success of existing competitive products and services. Our sales efforts involve educating prospective customers about the uses and benefits of our products, services, and platform. We spend substantial time and resources on our sales efforts without any assurance that our efforts will result in a sale. We expect that we will continue to need intensive sales efforts to educate prospective customers about the uses and benefits of our construction management software and services, and we may have difficulty convincing prospective customers of the value of adopting our products and services. We plan to continue expanding our sales force, both domestically and internationally. Identifying, recruiting, and training qualified sales representatives is time-consuming and resource-intensive, and they may not be fully trained and productive for a significant amount of time following their hiring, if ever. In addition, the cost to acquire customers is high due to these considerable sales and marketing efforts. Our business will be harmed if our efforts do not generate a corresponding increase in revenue. Even if we are successful in convincing prospective customers of the value of our products and services, they may decide not to purchase our products and services for a variety of reasons, some of which are out of our control. The failure of our efforts to secure sales after investing resources in a lengthy sales process could materially adversely affect our business, financial condition, results of operations, and prospects.

We operate in a competitive market, and we must continue to compete effectively.

The market for our products and services is highly competitive and rapidly changing. Certain features of our current platform compete with a wide variety of products, including aggregated construction management tools (some of which integrate with our platform), accounting software vendors, point solution vendors in various categories (many of which integrate with our platform and are available in our App Marketplace), and in-house specialized tools or processes built by or for existing or prospective customers.

With the introduction of new products, services, and technologies by competitors and the emergence of new market entrants in the construction management software industry, we expect competition to intensify. Many of our competitors have competitive advantages over us, such as better name recognition, longer operating histories, larger marketing budgets, existing or more established relationships, greater third-party integrations, access to larger customer bases, greater financial, technical, pricing and marketing strategies, and other resources. Some of our competitors may make acquisitions or enter into strategic relationships with third parties to offer a broader range of products and services than we do. These combinations may make it more difficult for us to effectively compete. Additionally, as we introduce new products and services in the market, such as materials financing, we may face new or different competitors who may similarly have competitive advantages over us. Such competitive pressures may erode our market share and may hinder or slow our expansion into new markets, including materials financing. We expect these competitive dynamics to continue as competitors attempt to strengthen or maintain their market positions.

Many factors affect our pricing strategies. We currently sell our products at a premium as compared to some of our competitors. Certain competitors offer, or may in the future offer, lower-priced or free products or services that compete with our products or may bundle and offer a broader range of products or services. We may not be able to compete at such lower price points or with such product configurations. Similarly, competitors may use marketing strategies that enable them to acquire customers at a lower cost than we can. There can be no assurance that we will not be forced to engage in price-cutting initiatives or other discounts or to increase our marketing and other expenses, to attract and retain customers in response to competitive pressures, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.

Interruptions or performance issues associated with our products, services, and platform, including the interoperability of our platform across devices, operating systems, and third-party applications, could materially adversely affect our business, financial condition, results of operations, and prospects.

We have experienced, and may in the future experience, service interruptions and other performance issues. Our future growth depends in part on the ability of our existing and prospective customers to rely on access to our products, services, and platform.

Increasing numbers of users on our platform and increasing bandwidth requirements may degrade the performance of our products or platform due to capacity constraints and other internet infrastructure limitations. Frequent or persistent interruptions, including those from increased usage, could cause existing or prospective users to believe that our platform is unreliable, leading them to switch to our competitors, which could materially adversely affect our business, financial condition, results of operations, and prospects.

Certain of our customer agreements contain specifications regarding the availability and performance of our platform. If we are unable to meet these service level commitments or if we suffer extended periods of poor performance, we may be contractually obligated to provide affected customers with service credits against existing subscriptions or, in certain cases, refunds. Any such performance issues could negatively impact our renewal rates and harm our ability to attract new customers.

One of the most important features of our platform is its broad interoperability with a range of devices, web browsers, operating systems, and integrations. Accessibility across this range is oftentimes out of our control. Integrations and products are constantly evolving, and we may not be able to modify our platform to assure its compatibility with such developments. In addition, some of our competitors may be able to disrupt the compatibility of our platform with their integrations, which some of our customers may rely upon. If our platform has interoperability failures with these integrations, customers may not adopt our platform, and our App Marketplace may not be useful to customers, which could materially adversely affect our business, financial condition, results of operations, and prospects.

Additionally, our products, services, and platform are inherently complex and may contain material defects or errors, particularly when new products or features are released. We have in the past found defects or errors in our products, services, and platform and we may detect new defects or errors in the future. Any real or perceived failures or vulnerabilities in our products, services, or platform could result in negative publicity or lead to data security, access, retention, or performance issues. In addition, the costs incurred in correcting such defects or errors may be substantial. Any of these risks could materially adversely affect our business, financial condition, results of operations, and prospects.

We rely on third-party data centers, such as AWS, to host and operate our platform, and any disruption of or interference with these resources may negatively affect our ability to maintain the performance and reliability of our platform, which could cause our business to suffer.

Our customers depend on the continuous availability of our platform, which relies in large part on third-party data centers. We currently host our platform and serve our customers primarily using Amazon Web Services (“AWS”). Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our control, including: the performance and availability of AWS and other third-party providers of cloud infrastructure services with the necessary speed, data capacity, and security for providing reliable services; decisions by AWS and other owners and operators of the data centers where our cloud infrastructure is deployed to terminate our subscriptions, discontinue services to us, shut down operations or facilities, increase prices, change service levels, limit bandwidth, declare bankruptcy, or prioritize the traffic of other parties; and cyberattacks, including denial of service attacks, targeted at us, our data centers, or the infrastructure of the internet.

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

In connection with our acquisition of Levelset in November 2021, we assumed, and are continuing to develop, a materials financing program, pursuant to which we facilitate the purchase of construction materials from fulfillment partners (our suppliers) on behalf of our customers, allowing such customers to finance their materials purchases from us on deferred payment terms. Holding these receivables on our balance sheet exposes us to credit, performance, and liquidity risk, which may adversely affect our financial performance.

While we earn finance charges on such deferred payment balances, we bear credit risk and may incur financial losses in the event customers default on the deferred payment terms under our materials financing agreements. Although our internal data can help us assess a customer’s default risk, there can be no guarantee that our processes will accurately forecast repayments. We are in the early stages of this program and therefore we may not be as accurate in forecasting default rates in the near term as we expect to be in the long term once we have had the opportunity to develop and enhance our internal data sets and analytics capabilities to better predict, assess, and manage risk of default. As a result, we may carry appropriate reserves on our books for projected losses. Although we have a credit policy in place designed to limit our exposure to any particular customer, we may ultimately be unable to adequately or successfully limit such exposure. Furthermore, since our materials financing program customers are largely consolidated in the construction industry, we may be subject to concentrated risks since our customers’ ability to pay us may be impacted by the economic strength of the construction industry. Failure to accurately forecast our customers’ payment ability or a material increase in payment defaults may adversely impact our results of operations, cash flows, liquidity, and profitability. In addition, our customers may not fully comply with their obligations under their materials financing agreements, which could negatively impact our mechanic’s liens rights and therefore, our ability to collect outstanding balances or finance charges.

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

We currently finance all originations for our materials financing program out of cash on hand. Although we believe that we currently have adequate liquidity to support our materials financing program, there are a number of factors that could reduce or deplete our existing liquidity position. If our materials financing program grows rapidly, or we otherwise become unable to finance any portion of our originations directly, we may need to fund all or part of our materials financing program through financing arrangements with third-party financial institutions. In such instance, we may be unable to secure funding from such third parties on terms favorable to us or at all, which could materially adversely affect our business, financial condition, results of operations, and prospects.

Risks Related to Our Employees and Culture

If we lose key management personnel or if we are unable to retain or hire additional qualified personnel, we may not be able to achieve our strategic objectives and our business, financial condition, results of operations, and prospects could be materially adversely affected.

Our future success is substantially dependent on our ability to attract, retain, and motivate the members of our management team and other key personnel throughout our organization. In particular, we are highly dependent on the services of Craig F. Courtemanche, Jr., our founder, President, and Chief Executive Officer, who is critical to our ability to achieve our vision and strategic priorities. We rely on our management team in the areas of operations, security, research and development, sales and marketing, support, and general and administrative functions.

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

Our continued success is also dependent on our ability to attract and retain other qualified personnel possessing a broad range of skills and expertise. There is significant competition for personnel with the skills and technical knowledge that we require. To continue to enhance our products, services, and platform, develop new products and services, and add new and innovative functionality, it will be critical for us to continue to grow our research and development teams. If we hire employees from competitors or other companies, their former employers may attempt to assert that we or these employees have breached the employee’s legal obligations, resulting in a diversion of our time and resources. If we fail to meet our hiring needs or successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity, and retention could all suffer. Any of these factors could materially adversely affect our business, financial condition, results of operations, and prospects.

If we cannot maintain our company culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success.

We believe that our corporate culture fosters innovation, teamwork, passion, and focus on execution and has contributed to our success. As we grow, we may find it difficult to maintain our corporate culture. In addition, many of our employees continue to work remotely since the onset of the COVID-19 pandemic, and there is no guarantee that we will be able to maintain our corporate culture when much of our team is dispersed. Any failure to preserve our culture could harm our future success, including our ability to recruit and retain qualified personnel, innovate and operate effectively, and execute on our business strategies. If we experience any of these risks in connection with future growth, it could impair our ability to attract new customers and retain existing customers and expand their use of our platform, all of which could materially adversely affect our business, financial condition, results of operations, and prospects.

Risks Related to Our Regulatory and Legal Environment

We are subject to stringent, changing, and potentially inconsistent laws, regulations, rules, policies, and obligations related to data privacy and security, both domestically and internationally, and our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.

In the ordinary course of business, we collect, receive, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) proprietary, confidential, and sensitive information and data, including personal data, intellectual property, trade secrets, and sensitive third-party and customer data (collectively, “sensitive information”). For example, our customers store sensitive information on our platform, such as building plans and other information related to government works or projects for regulated industries, such as banks and healthcare facilities. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, internal and external privacy and security policies, contracts (including with our customers and other third parties), and other obligations that govern the processing of certain sensitive information by us and on our behalf.

In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws, and other similar laws. For example, the California Consumer Privacy Act of 2018 (the “CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”) expands the CCPA’s requirements, including by establishing a new regulatory agency to implement and enforce the law. Other states have enacted data privacy laws as well. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Utah Consumer Privacy Act, all of which will take effect this year. Additionally, several states and localities have enacted measures related to the use of AI and machine learning in products and services. Moreover, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences. Data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

As we expand globally, our obligations related to data protection may increase. Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s (“EU”) General Data Protection Regulation (the “EU’s GDPR”) and the United Kingdom’s (“U.K.”) GDPR (the “U.K.’s GDPR”) impose strict requirements for processing personal data. Under the EU’s GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater, for certain violations. The application of the EU’s GDPR alongside the U.K.’s GDPR exposes us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. The relationship between the U.K. and the EU in relation to certain aspects of data protection law remains in flux. This may require investing in additional resources and more technology. In addition, individuals and consumer protection agencies may initiate litigation related to the processing of individuals’ personal data. There are also stringent local data protection requirements in Germany and cloud-server initiatives in France which may impact our expansion into these countries. In Europe, there is a proposed regulation related to AI that, if adopted, could impose onerous obligations related to the use of AI-related systems. We may have to change our business practices to comply with such obligations. Furthermore, as our business continues to expand and evolve, the EU’s GDPR, the U.K.’s GDPR, and similar data protection regulations may apply additional obligations on us to further secure personal data, provide further rights to data subjects, and require additional reporting to regulators.

In Canada, the Personal Information Protection and Electronic Documents Act and various related provincial laws, as well as Canada’s Anti-Spam Legislation, applies to our operations, as does Australia’s Privacy Act 1988. We also have operations in Singapore and the UAE, which means that we may be subject to Singapore’s Personal Data Protection Act and the UAE’s Federal Data Protection Law No. 45 of 2021, respectively. In addition, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018) (the “LGPD”) may apply to our operations. The LGPD broadly regulates processing personal data of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the EU’s GDPR.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the U.K. have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and the U.K. to the U.S. in compliance with law, such as the EEA and U.K.’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the U.K., or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors, and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and the U.K. to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the cross-border data transfer limitations of the EU’s GDPR.

We are bound by contractual obligations and laws related to data privacy and security, and our efforts to comply with such obligations and laws may not be successful. For example, certain privacy laws, such as the EU’s GDPR, the U.K.’s GDPR, and the CPRA, require our customers to impose specific contractual restrictions on their service providers. We also publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If any of these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

In addition, privacy advocates and industry groups have proposed, and may further propose, standards with which we are legally or contractually bound to comply. For example, we are subject to the Payment Card Industry Data Security Standard (the “PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with the PCI DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and loss of revenue. We also rely on vendors to process payment card data who may also be subject to the PCI DSS, and our business may be negatively impacted if our vendors are fined or suffer other consequences as a result of noncompliance with the PCI DSS.

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

If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, audits, inspections, fines, and penalties), litigation (including class-related claims), additional reporting requirements and oversight, restrictions or bans on processing personal data, orders to destroy or not use personal data, the imprisonment of company officials, the inability to operate in certain jurisdictions, limited ability to develop or commercialize our products and services, loss of revenue or profits, loss of customers or sales (including a decline in customer subscription renewals), interruptions or stoppages in or modifications to our operations, negative publicity (including public statements against us by consumer advocacy groups or others), and reputational harm, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.

In the ordinary course of business, we process substantial amounts of sensitive information.

Cyberattacks, malicious internet-based activity, and online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of such sensitive information and information technology systems, and those of the third parties on which we rely. Cloud-based platform providers of products and services have been targeted by such activities and are expected to continue to be targeted. The threats posed by such activities are prevalent and continue to grow, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks including, without limitation, nation-states and nation-state-supported actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers are subject to a variety of evolving threats, including, but not limited to, social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, break-ins, ransomware attacks, supply chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. Our products and services may also be subject to fraudulent usage and schemes, including from third parties accessing customer accounts or viewing data from our platform.

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. While extortion payments have the potential to alleviate the negative impact of a ransomware attack, we may be unwilling or unable to make such payments for a variety of reasons, including, but not limited to, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations.

In addition, business transactions, such as acquisitions or integrations, could expose us to these same or additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely upon third-party developers, service providers, and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. We may also rely on third-party developers, service providers, and technologies to provide other products or services to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may also share or receive sensitive information with or from third parties. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages or we may be unable to recover such award. In addition, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products, services, and platform) or the third-party information technology systems that support us and our services.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to sensitive information. A security incident or other interruption could disrupt our ability, and that of third parties upon which we rely, to provide our products and services. We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

While we have implemented security measures designed to help protect against security incidents, there can be no assurance that these measures will be effective. Although we take certain steps to detect and remediate various vulnerabilities, doing so takes significant time and resources and we may not be able to detect or remediate all vulnerabilities in our software (including third-party software we utilize) or information technology systems (including those that operate our product and those that are used to provide our services). For several reasons, including the introduction of new vulnerabilities, resource constraints, competing business demands, dependence on third parties, and technological challenges, a number of unremediated vulnerabilities may always exist. Unremediated vulnerabilities, alone or in combination, may have been exploited, and could be exploited, to cause a material security incident or seriously harm our business, interrupt our operations and ability to provide services, damage our reputation and ability to obtain and retain customers, and expose sensitive information of ours and our customers, including personal information and intellectual property. In addition, the threats and techniques used to exploit vulnerabilities change frequently and are often sophisticated in nature, and vulnerabilities in our software and information technology systems could be exploited before we are able to detect or remediate them.

Any efforts to remediate vulnerabilities present in our software or information technology systems may not be successful, and we may experience delays in developing and deploying or installing patches and remedial measures. We may also be reliant on third parties to help or fully remediate such vulnerabilities. Remediating vulnerabilities may interrupt our operations, products, and services. As we continue to expand the features and functionality of our products, services, and platform, and to introduce new products and services, we may become even more vulnerable to security incidents and at increased risk of vulnerabilities in the future. Any vulnerabilities, alone or in combination, could pose material and significant risks to our business.

Applicable data privacy and security obligations, including data breach laws and contractual obligations to various customers, may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures, or the failure to comply with such requirements could lead to adverse consequences.

If we or third parties upon which we rely experience a security incident or are perceived to have experienced a security incident, we could experience significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, audits, inspections, fines, and penalties), litigation (including class-related claims), additional reporting requirements and oversight, restrictions or bans on processing sensitive information (including personal data and sensitive third-party and customer data), loss of revenue or profits, loss of customers or sales, interruptions or stoppages in or modifications to our operations (including availability of data), indemnification obligations, negative publicity, and reputational harm. Security incidents and attendant consequences may also cause customers to stop using our products, services, and platform (including by declining to renew their subscriptions), deter new customers from using our products, services, and platform, and negatively impact our ability to grow and operate our business. In addition, security incidents experienced by others, such as our competitors or customers, may lead to widespread negative publicity for us, our customers, or the construction software industry generally.

Our contracts may not contain indemnification, limitations of liability, or other protective provisions, and even where they do, there can be no assurance that indemnification clauses, limitations of liability, or other protective provisions in our contracts are applicable, enforceable, or sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our general liability insurance coverage and coverage for cyber liability or errors or omissions will be adequate or sufficient to protect us from, or to mitigate liabilities arising out of, our data privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could materially adversely affect our business, financial condition, results of operations, and prospects.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

Our business depends upon the appropriate and successful implementation of our products by our customers. If our customers fail to use our products according to our specifications, our customers may suffer a security incident on their own systems or other adverse consequences. Even if such an incident is unrelated to our security practices, it could result in our incurring significant economic and operational costs in investigating, remediating, and implementing additional measures to further protect our customers from their own vulnerabilities and could result in reputational harm.

To the extent we do not effectively address these risks, our business, financial condition, results of operations, and prospects could be materially adversely affected.

Our business is subject to a wide range of laws and regulations, many of which are evolving, and our failure to comply with such laws and regulations could materially adversely affect our business, financial condition, results of operations, and prospects.

We are subject to a number of laws and regulations that apply generally to businesses, including laws and regulations governing the internet and the marketing, sale, and delivery of goods and services over the internet. These laws and regulations, which continue to evolve, cover, among other things, taxation, tariffs, privacy and data protection, data security, pricing, content, copyrights, distribution, mobile and other communications, advertising practices, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protection, the provision of online payment services, the design and operation of websites, and the characteristics and quality of products that are offered online. We cannot guarantee that we have been or will in the future be fully compliant with such laws and regulations in every jurisdiction, as it is not entirely clear in every jurisdiction how existing laws and regulations governing such areas apply or will be enforced. Moreover, as the regulatory landscape continues to evolve, increasing regulation and enforcement efforts by federal, state, and foreign authorities, and the prospects for private litigation claims, become more likely. In addition, the adoption of new laws or regulations, or the imposition of other legal requirements, that adversely affect our ability to market or sell our products and services could harm our ability to offer, or customer demand for, our products and services, which could impact our revenue, impair our ability to expand our product and service offerings, and make us more vulnerable to competition. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also require us to change our business practices and raise compliance costs or other costs of doing business. For example, the re-adoption of “network neutrality” rules in the U.S. by the Federal Communications Commission (the “FCC”), which the current president of the U.S. supported during his campaign, and which is supported by the current Democratic FCC commissioners, could affect the services we and our customers use by restricting the offerings made by internet service providers or reducing their incentives to invest in their networks. After a federal court judge denied a request for an injunction against California’s state-specific network neutrality law, California began enforcing that law on March 25, 2021. Trade associations representing internet service providers appealed the district court’s ruling denying the preliminary injunction, and the appeal was denied on January 28, 2022. The trade associations sought rehearing with the full court of appeals, but their request was denied on April 20, 2022 and they voluntarily dismissed their lawsuit on May 4, 2022. Other states could begin to enforce existing laws or adopt new network neutrality requirements. For example, a temporary injunction preventing implementation of a similar law in Vermont expired on April 20, 2022, although the challenge to that law remains pending.

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

Any claim, lawsuit, proceeding, investigation, inquiry, or request under any of the foregoing could: result in reputational harm, criminal sanctions, consent decrees, and/or orders preventing us from offering certain features, functionalities, products, or services; limit our access to credit; result in a modification or suspension of our business practices; require us to develop non-infringing or otherwise altered products or technologies; prompt ancillary claims, lawsuits, proceedings, investigations, inquiries, or requests; consume financial and other resources which may otherwise be utilized for other purposes, such as advancing other products and services on our platform; cause a breach or cancelation of certain contracts; or result in a loss of customers, investors, or partners. Any of the foregoing, or any significant additional laws or regulations, or our failure to comply with any laws and regulations that now or in the future could apply to our business, could materially adversely affect our business, financial condition, results of operations, and prospects.

We may become involved in litigation that could materially adversely affect our business, financial condition, results of operations, and prospects.

As we face increasing competition and gain a higher profile, the possibility that we become a party to litigation and disputes related to our intellectual property, business or employment practices, regulatory compliance (including securities law compliance), products, services, or platform grows. Some companies that have experienced volatility in the trading price of their shares have also been the subject of securities class action litigation. Such litigation can be costly and time-consuming, divert the attention of management and key personnel from our business operations, and dissuade prospective customers from subscribing to our products or services. We may need to settle disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment requiring us to cease some or all of our operations or pay out substantial amounts of money. In addition, our customer agreements generally require us to indemnify our customers against liabilities if our products infringe a third-party’s intellectual property rights, and we have negotiated additional specific indemnities with certain of our customers. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available to us on reasonable terms or may not be available to us at all. Any of the above could increase our operating expenses, and materially adversely affect our business, financial condition, results of operations, and prospects. Additionally, during the course of any litigation or dispute, we may make announcements regarding the results of hearings and motions and other interim developments. If securities analysts and investors consider these announcements negative, our stock price may decline. Any of the above could increase our operating expenses, and materially adversely affect our business, financial condition, results of operations, and prospects.

Increased government scrutiny of the technology industry could negatively affect our business.

The technology industry is subject to intense media, political, and regulatory scrutiny, which may expose us to government investigations, legal actions, and penalties. Various regulatory agencies, including competition, consumer protection, and privacy authorities, have active proceedings and investigations concerning multiple technology companies, some of which have offerings, like app marketplaces and collaboration tools, that are similar to services and features we offer. If proceedings or investigations targeted at other companies result in determinations that certain practices are unlawful, we could be required to change our products and services or alter our business operations, which could harm our business. Legislators and regulators also have proposed new laws and regulations intended to restrain the activities of technology companies. If such laws or regulations are enacted, they could adversely impact us, even if they are not intended to affect our company. The increased scrutiny of acquisitions in the technology industry also could affect our ability to enter into strategic transactions or to acquire other businesses. Compliance with new or modified laws and regulations could increase the cost of conducting business, limit opportunities to increase our revenues, or prevent us from offering products or services.

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

Our liability for third-party content on our platform, such as content posted by customers and other users, currently is limited by Section 230 of the Communications Decency Act (the “CDA”). There have been various U.S. Congressional and Executive branch efforts to remove or restrict the scope of the protections available to online platforms under Section 230 of the CDA. For example, the CDA was amended in 2018, and the U.S. Congress and the Executive branch have proposed further changes or amendments each year since 2019, including, among other things, proposals that would narrow CDA immunity, expand government enforcement power relating to content moderation concerns, or repeal the CDA altogether. In addition, some states have passed, and others may adopt, laws intended to limit the protection afforded by Section 230 of the CDA. Laws passed by Florida and Texas are the subject of judicial appeals and the U.S. Supreme Court has agreed to hear a separate case that could limit the protections afforded by Section 230 of the CDA. Such changes could decrease or change our protections from liability for third-party content in the U.S. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages or license costs. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. If any of these events occur, we may incur significant costs or be required to make significant changes to our products, services, business practices, or operations and our business could be seriously harmed. We also could be harmed by government investigations, litigation, or changes in laws and regulations directed at our business partners or suppliers in the technology industry that have the effect of limiting our ability to do business with those entities. For example, the U.S. government recently has taken action against companies operating in China intended to limit their ability to do business in the U.S. or with U.S. companies.

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

Our products, services, and platform are subject to various restrictions under U.S. export control and sanctions laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations, and various economic and trade sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control. The U.S. export control laws and U.S. economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products and services to embargoed or sanctioned countries, governments, persons, and entities, identified by the U.S., and also require authorization for the export of certain encryption items. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain cloud-based solutions to countries, governments, and persons targeted by U.S. sanctions. In addition, various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted or could enact laws that could limit our ability to make available or implement our platform in those countries. While we have implemented certain procedures to facilitate compliance with applicable laws and regulations in connection with the collection of this information, we cannot assure you that these procedures have been effective or that we, or third parties, many of whom we do not control, have complied with all laws or regulations in this regard. Failure by our employees, representatives, contractors, partners, agents, intermediaries, or other third parties to comply with applicable laws and regulations in the collection of this information also could have negative consequences to us, including reputational harm, government investigations, and penalties.

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

Changes in our platform, or changes in sanctions and import and export laws, may delay the introduction and sale of subscriptions to access our products or services in international markets, prevent our customers with international operations from using our platform, or in some cases, prevent the access or use of our platform to and from certain countries, governments, persons, or entities altogether. Further, any change in export or import regulations, economic sanctions, or related laws, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons, or technologies targeted by such regulations could result in decreased use of our platform or in our decreased ability to export or sell subscriptions to use our platform to existing or prospective customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell subscriptions to use our platform could materially adversely affect our business, financial condition, results of operations, and prospects.

We are also subject to the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), the U.K. Bribery Act 2010 (the “Bribery Act”), and other anti-corruption, sanctions, anti-bribery, anti-money laundering, and similar laws in the U.S. and other countries in which we conduct activities. Anti-corruption and anti- bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees, agents, intermediaries, and other third parties from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the private sector. In the future, we may leverage third parties, including intermediaries, agents, and partners, to conduct our business in the U.S.

and abroad and to sell subscriptions. We and these third parties may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we may be held liable for the corrupt or other illegal activities of these third-party partners and intermediaries, our employees, representatives, contractors, partners, agents, intermediaries, and other third parties, even if we do not explicitly authorize such activities. While we have policies and procedures to facilitate compliance with the FCPA, the Bribery Act, and other anti-corruption, sanctions, anti-bribery, anti-money laundering, and similar laws, we cannot assure you that they will be effective, or that all of our employees, representatives, contractors, partners, agents, intermediaries, or other third parties have taken, or will not take actions, in violation of our policies and procedures and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage, and other consequences. Any investigations, actions, or sanctions could materially adversely affect our business, financial condition, results of operations, and prospects.

Certain of our services subject us to complex and evolving laws and regulations regarding UPL.

UPL generally refers to a person or entity that is not licensed to practice law but that gives legal advice or advertises its services as the practice of law. As a result of our acquisition of Levelset in November 2021, certain lien rights management services that we now offer involve activities that could represent an alternative to traditional legal services and, as a result, may potentially subject us to UPL allegations. Our lien rights management business model includes the provision of document-processing services in connection with the filing of mechanic’s liens. In the past, various aspects of Levelset’s lien rights management offering have been subject to claims of UPL. In the future, we could face similar claims, actions, or proceedings.

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

As we continue to supportgrow our lien rights management offering or expand into new jurisdictions, we may face increased scrutiny and risk of additional UPL claims, actions, or proceedings. Any failure or perceived failure by us to comply with applicable UPL laws and regulations may subject us to regulatory inquiries, actions, lawsuits, or proceedings. Levelset has incurred in the past, and we expect to incur in the future, costs associated with responding to, defending, resolving, and settling UPL claims, actions, and proceedings. We can give no assurance that we will prevail in any such matters on commercially reasonable terms or at all. Responding to, defending, and settling regulatory inquiries, action, lawsuits, and proceedings may be time-consuming and divert management and financial resources or have other adverse effects on our business. A negative outcome in any of these proceedings may result in claims, actions, changes to or discontinuance of some of our services, potential liabilities, and additional costs that could materially adversely affect our business, financial condition, results of operations, and prospects.

Our materials financing program may subject us to additional and changing legal, regulatory, and compliance requirements, and failure to comply with such requirements could materially adversely affect our business, financial condition, results of operations, and prospects.

Our materials financing program may be subject to regulation in the jurisdictions in which we operate this program. Furthermore, with the geographic expansion of our materials financing program into new markets, we may become subject to additional and changing legal, regulatory, and compliance requirements and industry standards with respect to materials financing.

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

Risks Related to Our Intellectual Property

Our failure to protect our intellectual property rights and proprietary information could diminish our brand and other intangible assets and otherwise materially adversely affect our business, financial condition, results of operations, and prospects.

We primarily rely and expect to continue to rely on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures, licenses, and contractual restrictions, to establish and protect our intellectual property rights and proprietary information, all of which provide only limited protection. As of December 31, 2022, we had 34 issued patents in the U.S. and 53 pending patent applications in the U.S. Additionally, we had 16 pending patent applications in foreign countries, as well as nine pending international patent applications that preserve our right to file additional foreign patent applications in the future. Our issued patents in the U.S. will expire between 2034 and 2041. We continually review our development efforts to assess the existence and patentability of new intellectual property.

We have devoted substantial resources to the development of our proprietary technologies and related processes. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even when we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our products, services, or platform. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand, and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement, misappropriation, and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of such information.

Third parties may knowingly or unknowingly infringe our proprietary rights, or may challenge our proprietary rights, and we may not be able to prevent infringement without incurring substantial expenses. Others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Additionally, pending and future patent, trademark, and copyright applications may not be approved, and our issued patents may be contested, circumvented, found unenforceable, or invalidated. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our products, services, platform, brand, and other intangible assets may be diminished, and competitors may be able to more effectively replicate our platform and its features. Any of these events could materially adversely affect our business, financial condition, results of operations, and prospects.

We license technology from third parties and our inability to maintain those licenses could materially adversely affect our business, financial condition, results of operations, and prospects.

We currently incorporate, and will in the future incorporate, technology that we license from third parties into our products, services, and platform. We cannot be certain that our licensors do not or will not infringe on the intellectual property rights of third parties or that our licensors have or will have sufficient rights to the licensed intellectual property in all jurisdictions where we may sell subscriptions to use our products, services, or platform. Some of our agreements with our licensors may be terminated by them for convenience or otherwise provide for a limited term. If we are unable to continue our license agreements or enter into new licenses on commercially reasonable terms, our ability to develop and sell subscriptions to use products or services containing that technology would be limited, and our business could be harmed. For example, if we are unable to license technology from third parties, such as technology that helps enable our products, services, or platform, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner or at all, which may require us to use alternative technology of lower quality or performance standards. This could limit or delay our ability to offer certain existing, new, or competitive products or services and may increase our costs. As a result, our business, financial condition, and results of operations could be materially adversely affected.

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

In addition, the use of third-party open source software typically exposes us to greater risks than the use of third-party commercial software because open source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform. Any of the foregoing could materially adversely affect our business, financial condition, results of operations, and prospects, and could help our competitors develop products and services that are similar to or better than ours.

Our customers’ and other users’ violations of our policies or other misuse of our platform to transmit unauthorized, offensive, or illegal messages, spam, phishing scams, and website links to harmful applications or for other fraudulent or illegal activity could damage our reputation, and we may face a risk of litigation and liability for illegal activities on our platform and unauthorized, inaccurate, or fraudulent information distributed via our platform.

Despite our ongoing and substantial efforts to limit such use, certain customers or other users may use our platform to transmit unauthorized, offensive, or illegal messages, calls, spam, phishing scams, and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, and report inaccurate or fraudulent data or information. These actions are in violation of our policies. However, our efforts to defeat spamming attacks, illegal robocalls, and other fraudulent activity will not prevent all such attacks and activity. Such use of our platform could damage our reputation and we could face claims for damages, regulatory enforcement, copyright or trademark infringement, defamation, negligence, or fraud. Moreover, our customers’ and other users’ promotion of their products and services through our platform might not comply with federal, state, and foreign laws. We rely on contractual representations made to us by our customers that their use of our platform will comply with our policies and applicable law. Although we retain the right to verify that customers and other users are abiding by our policies, our customers and other users are ultimately responsible for compliance with our policies, and we do not systematically audit our customers or other users to confirm compliance with our policies. Although Section 230 of the CDA currently limits liability for third-party content posted on internet platforms, we cannot predict whether that protection will remain in effect. See the risk factor titled “Increased government scrutiny of the technology industry could negatively affect our business.”

Risks Related to Our Acquisitions

We may be unsuccessful in making, integrating, and maintaining acquisitions, joint ventures, and strategic investments, which could materially adversely affect our business, financial condition, results of operations, and prospects.

We expect to evaluate and complete a wide array of potential strategic transactions, including acquisitions of businesses, joint ventures, new technologies, services, products, and other assets, and other strategic investments. Any of these transactions could be material to our business, financial condition, results of operations, and prospects. However, we may not be able to find suitable acquisition, joint venture, and strategic investment candidates, and we may not be able to complete these transactions on favorable terms or at all.

Even if we are able to complete these transactions, we may not be able to realize the anticipated benefits of such transactions in the time frame expected or at all. In particular, if we are unable to successfully operate as a combined business after the completion of such transactions, including in respect of the LaborChart and Levelset acquisitions, to achieve shared growth opportunities or combine reporting or other processes within the expected time frame, such delay may materially and adversely affect the benefits that we expect to achieve as a result of any such acquisition. Such transactions may not ultimately strengthen our competitive position or achieve our strategic goals and may disrupt our ongoing business, increase our expenses, and otherwise present risks not contemplated at the time of the transaction. Valuations supporting our acquisitions and strategic investments could change rapidly. Following any such transaction, we could determine that such valuations have experienced impairments or other-than-temporary declines in fair value which could materially adversely affect our business, financial condition, and operating results, and prospects through the write-off of goodwill and other impairment charges.

To finance such transactions, we may have to pay cash, incur debt, or issue securities, including equity-based securities, each of which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such transaction could result in dilution to our stockholders. If we incur debt in connection with such a transaction, it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to flexibly operate our business. Any of these factors could materially adversely affect our ability to consummate a transaction, and our business, financial condition, results of operations, and prospects.

Risks Related to Tax and Accounting Matters

Tax authorities may successfully assert that we, including our acquired companies, should have collected, or in the future should collect, sales and use, value added, or similar taxes, and we could be subject to substantial liabilities with respect to past or future sales, which could materially adversely affect our business, financial condition, results of operations, and prospects.

We currently collect and remit applicable sales taxes and other applicable transfer taxes in jurisdictions where we, through our employees or economic activity, have a presence and where we have determined, based on applicable legal precedents, that sales of subscriptions to access our products, services, and platform are classified as taxable. We do not currently collect and remit state and local excise, utility user, or ad valorem taxes, fees, or surcharges in jurisdictions where we believe we do not have sufficient “nexus.” There is uncertainty as to what constitutes sufficient nexus for a state or local jurisdiction to levy taxes, fees, and surcharges on sales made over the internet, and there is also uncertainty as to whether our characterization of our products, services, and platform as not taxable in certain jurisdictions will be accepted by state and local tax authorities.

Tax authorities may challenge our position that we do not have sufficient nexus in a taxing jurisdiction or that our products, services, and platform are not taxable in such jurisdiction and may decide to audit our business and operations with respect to sales, use, value added, goods and services, and other taxes, which could result in significant tax liabilities (including related penalties and interest) for us or our customers, which could materially adversely affect our business, financial condition, results of operations, and prospects.

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

Our business could be materially adversely affected by changes to tax laws.

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our business, financial condition, results of operations, and prospects. For example, the TCJA enacted many significant changes to the U.S. tax laws, some of which were modified in 2020 by the CARES Act and may be further modified in the future by the current or a future administration. Beginning in 2022, the TCJA requires taxpayers to capitalize and amortize certain research and development expenditures over five years if incurred in the U.S. and 15 years if incurred in foreign jurisdictions, rather than deducting them currently. Although there have been legislative proposals to repeal or defer the research and development expenditure capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified. As another example, the Inflation Reduction Act, which was recently enacted, includes provisions that will impact the U.S. federal income taxation of certain corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. Regulatory or accounting guidance with respect to existing or future tax laws could materially affect our tax obligations and effective tax rate. Further, it is uncertain if, and to what extent, various states will conform to current federal law or any newly enacted federal tax legislation. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development (the “OECD”) and the European Commission), have recently proposed, recommended, or (in the case of certain countries) enacted, or are in the process of enacting, changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. In particular, the OECD is working on a two-pillar solution to address the tax challenges arising from the digitalization of the economy, commonly referred to as BEPS 2.0, which, if implemented, would make important changes to the international tax system by allocating taxing rights in respect of certain profits of multinational enterprises above a fixed profit margin to the jurisdictions within which they carry on business (subject to certain revenue threshold rules which we do not currently meet but may meet in the future), referred to as the Pillar One proposal, and imposing a minimum effective tax rate on certain multinational enterprises, referred to as the Pillar Two proposal. A number of countries within which we carry on our business are currently proposing to implement core elements of the Pillar Two proposal by the start of 2024. Based on our current understanding of the minimum revenue thresholds contained in the proposed Pillar Two rules, we anticipate that we could potentially be within their scope and so their implementation could impact the amount of tax we have to pay. Any of the foregoing could materially adversely affect our business, financial condition, results of operations, and prospects.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2022, we had $842.6 million of U.S. federal and $567.2 million of state net operating loss carryforwards (“NOL carryforwards”) available to reduce taxable income that we may have in the future. It is possible that we will not generate taxable income sufficient to use certain of these NOL carryforwards. Under legislative changes made by the 2017 Tax Cuts and JOBS Act (the “TCJA”), as modified by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), our U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the ability to utilize such federal net operating losses to offset taxable income in taxable years beginning after 2020 is limited to 80% of the current-year taxable income. It is uncertain if and to what extent various states will conform to the TCJA. In addition, federal NOL carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code (the “IRC”), respectively. Under those sections of the IRC, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. We performed an analysis to determine whether net operating loss and credit carryover limitations existed under Section 382 as of December 31, 2021, and determined that a portion of the net operating losses and credit carryovers are subject to Section 382 annual limitations. We have determined that we should be able to fully utilize these net operating losses and credit carryovers before they expire, provided that we generate sufficient taxable income. We have since performed interim updates of our Section 382 analysis. We may experience additional ownership changes in the future as a result of shifts in our stock ownership after December 31, 2022, some of which may be outside of our control. State NOL carryforwards and other state tax credits may be subject to similar limitations under state tax laws, and there may be periods during which the use of state net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. If an ownership change occurs and our ability to use our NOL carryforwards and tax credits is limited, or if our ability to utilize NOL carryforwards and certain tax credits is otherwise restricted by law, our business, financial condition, results of operations, and prospects could be materially adversely affected.

Risks Related to Capital Requirements and Our Marketable Securities Portfolio

We may need to raise additional capital to grow our business, and such capital may not be available on terms acceptable to us, or at all, which could reduce our ability to compete and could materially adversely affect our business, financial condition, results of operations, and prospects.

We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. To support our business and operations, we will need sufficient capital to continue to make significant investments, and we may need to raise additional capital through equity or debt financings to fund such efforts. However, many factors, including recent economic volatility and interest rate increases, could adversely impact our ability to access additional capital. If such financing is not available on terms acceptable to us or at all, we may be unable to fund our growth or develop new business at the rate desired and our operating results may suffer. Debt financing increases expenses, may contain covenants that restrict the operation of our business, and must be repaid regardless of operating results. Equity financing, or debt financing that is convertible into equity, could result in dilution to our existing stockholders and a decline in our stock price.

Our inability to obtain adequate capital resources, whether in the form of equity or debt, to fund our future growth may require us to delay, scale back, or eliminate some or all of our operations or the expansion of our business, which could materially adversely affect our business, financial condition, results of operations, and prospects.

Our marketable securities portfolio is subject to credit, liquidity, market, and interest rate risks that could cause its value to decline significantly and materially adversely affect our business, financial condition, results of operations, and prospects.

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

General Risks Related to Our Business and Investing in Our Common Stock

If we fail to maintain an effective system of disclosure controls and internal control over our financial reporting, including our acquired companies, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired and our business, financial condition, results of operations, and prospects could be materially adversely affected.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the New York Stock Exchange (the “NYSE”). Our management and other personnel devote a substantial amount of time to compliance with these requirements. We expect that the requirements of these laws, rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more complex, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. We cannot predict or estimate the totality of additional costs we incur as a public company or the specific timing of such costs.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”) to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2022. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our continuing compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, including our acquisitions. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems, and controls to accommodate such changes. If our current and new systems, controls, or standards and any associated process changes do not give rise to the benefits that we expect or do not operate as intended, our financial reporting systems and processes, our ability to produce timely and accurate financial reports, or the effectiveness of our internal control over financial reporting could be adversely affected.  Moreover, our business may be harmed if we experience problems with any new systems or controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise. Our ability to manage our operations and growth through, for example, the integration of recently acquired businesses, the adoption of new accounting principles and tax laws, and our back office systems that, for example, support our revenue recognition processes, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems in those areas where the implementation and integration is still ongoing. All of these changes to our financial systems and the implementation and integration of acquisitions create an increased risk of deficiencies in our internal controls over financial reporting.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weaknesses or to maintain effective disclosure controls and internal control over financial reporting could adversely affect investor confidence in our company, causing a decline in our stock price, as well as restrict our future access to capital markets. Such failure could also materially adversely affect our business, financial condition, results of operations, and prospects.

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

A significant portion of our customers authorize us to bill their credit card accounts directly for our products, and certain of our customers purchase from us directly and are required to keep their payment methods current for monthly billing purposes. Our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We have incurred charges, which we refer to as chargebacks, from credit card companies for claims that the customer did not authorize the credit card transaction for our products. We may be required to pay for unauthorized credit charges and expenses with no reimbursement from the customer. If the number of claims of unauthorized credit card transactions becomes excessive, we could be assessed substantial fines for excess chargebacks, and we could lose the right to accept credit cards for payment. Although we implement multiple fraud prevention and detection controls, we cannot assure you that these controls will be adequate to protect against fraud.

In addition, credit card issuers may change merchant standards, including data protection and documentation standards, required to utilize their services from time to time. If we fail to comply with such standards, the credit card associations could fine us or terminate their agreements with us, and we would be unable to accept credit cards as payment for our products.

Our business could be disrupted by catastrophic occurrences and similar events.

Our platform and the infrastructure on which our platform relies are vulnerable to damage or interruption from catastrophic occurrences, such as earthquakes, floods, fires, other natural disasters, power loss, telecommunication failures, military conflict or war, terrorist attacks, criminal acts, sabotage, other intentional acts of vandalism and misconduct, geopolitical events, disease (such as the COVID-19 pandemic), and other similar events, each of which could materially adversely affect our business, financial condition, results of operations, and prospects, or the business of our customers, partners, vendors, or the economy as a whole. For example, our corporate headquarters are located near Santa Barbara, California, a region known for seismic activity and severe fires, and a catastrophic event in this region could materially adversely affect our business, financial condition, results of operations, and prospects. The impact of climate change could result in an increase in the frequency or severity of such events.

Although we maintain incident management and disaster response plans, in the event of a major disruption, we may be unable to continue our operations and may experience system interruptions and reputational harm. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. The market price of our common stock may be volatile, and you could lose all or part of your investment.

The market price of our common stock is likely to be volatile. In light of recent macroeconomic factors such as inflation, interest rate changes, and the ongoing impacts of the COVID-19 pandemic, as well as geopolitical factors such as the Russia-Ukraine conflict, and the market for technology companies in particular, the stock market in general has experienced extreme volatility, which has often been unrelated to the operating performance of particular companies. The market price for our common stock may also be influenced by the following factors: actual or anticipated changes or fluctuations in our results of operations; the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections; announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships, or capital commitments; changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular; and actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally. In addition, the limited public float of our common stock may tend to increase the volatility of the trading price of our common stock. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for your shares. Additionally, the foregoing factors, along with other market and industry factors, may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from selling their shares at or above the price paid for the shares and may otherwise negatively affect the liquidity of our common stock.

Concentration of ownership of our common stock among our existing executive officers, directors, and principal stockholders may prevent new investors from influencing significant corporate decisions, including mergers, consolidations, or the sale of us or all or substantially all of our assets.

Our executive officers, directors, and stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially owned a significant percentage of our outstanding common stock. Furthermore, many of our current directors were appointed by our principal stockholders. As a result, such persons or their appointees to our board of directors (our “Board”), acting together, will have the ability to control or significantly influence all matters submitted to our Board or stockholders for approval, including the appointment of our management, the election and removal of directors, and the approval of any significant transactions, as well as our management and business affairs. If these persons choose to act together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. In addition, if any of our executive officers, directors, and stockholders who own more than 5% of our outstanding common stock purchase shares, or if any of our other current investors purchase shares, such that they own more than 5% of our outstanding common stock as a result, the ability of such persons, acting together, to control or significantly influence such matters will increase. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. Likewise, it may result in the management of our company in ways with which other stockholders disagree.

Certain provisions in our organizational documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove members of our board of directors or current management, and adversely affect our stock price.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our Board or take other corporate actions, including effecting changes in our management. These provisions include:

•	a classified Board with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board;
•

the denial of any right of our stockholders to remove members of our Board except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of the total voting power of all our outstanding voting stock then entitled to vote in the election of directors;

•

the ability of our Board to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•

the exclusive right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our Board;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•

the requirement that a special meeting of stockholders may be called only by the chairperson of our Board, chief executive officer, president, or by our Board acting pursuant to a resolution adopted by a majority of our Board, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	certain amendments to our amended and restated certificate of incorporation will require the approval of two-thirds of the then-outstanding voting power of our capital stock; and
•

advance notice procedures with which stockholders must comply to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees, or agents to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws, (4) any action to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or amended and restated bylaws, or (5) any action asserting a claim that is governed by the internal affairs doctrine (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. This provision would not apply to lawsuits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Carpinteria, California, where we lease approximately 200,000 square feet of office space pursuant to operating and finance leases that expire between September 2026 and March 2027, with options to renew through March 2037. In addition, we maintain additional offices in the U.S. in San Diego, California; Austin, Texas; New York, New York; Portland, Oregon; Willmar, Minnesota; Overland Park, Kansas; Tampa, Florida; New Orleans, Louisiana; and internationally in Sydney, Australia; Toronto and Vancouver, Canada; Mexico City, Mexico; London, England; Cairo, Egypt; Singapore, Republic of Singapore; Paris, France; Dublin, Ireland; and Dubai, UAE. We believe our facilities are adequate and suitable for our current needs, and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together reasonably be expected to have a material adverse effect on our business, results of operations, financial condition, or cash flow.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is listed and traded on the NYSE under the symbol “PCOR”.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our Board and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our Board may deem relevant. In addition, our ability to pay dividends may be restricted by agreements we may enter into in the future.

Holders of Record

As of February 23, 2023, there were 93 registered stockholders of record of our common stock. We believe a substantially greater number of beneficial owners hold shares through brokers, banks or other nominees.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Securities Act.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and the NASDAQ Computer Index. The graph assumes $100 was invested at the market close on May 20, 2021, which was our initial trading day, in our common stock. Data for the S&P 500 Index and the NASDAQ Computer Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Unregistered Sales of Equity Securities

None.

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

There has been no material change in the planned use of proceeds from our IPO as described in our Final Prospectus dated May 19, 2021 and filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 21, 2021.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. You should review the disclosure under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments, except as required by law. A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2021 is presented below. A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2021 compared to the year ended December 31, 2020 has been reported previously under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on March 4, 2022.

Overview

Our mission is to connect everyone in construction on a global platform.

We are a leading provider of cloud-based construction management software, and are helping transform one of the oldest, largest, and least digitized industries in the world. We focus exclusively on connecting and empowering the construction industry’s key stakeholders, such as owners, general contractors, specialty contractors, architects, and engineers, to collaborate and access our capabilities from any location, on any internet-connected device. Our platform is modernizing and digitizing construction management by enabling real-time access to critical project information, simplifying complex workflows, and facilitating seamless communication among key stakeholders, all of which we believe positions us to serve as the system of record for the construction industry. We are also developing other programs and services, such as our materials financing program, to address related challenges faced by the construction industry’s key stakeholders. Adoption of our products, services, and platform helps our customers increase productivity and efficiency, reduce rework and costly delays, improve safety and compliance, and enhance financial transparency and accountability.

In short, we build the software for the people that build the world.

We serve customers ranging from small businesses managing a few million dollars of annual construction volume to global enterprises managing billions of dollars of annual construction volume. Our core customers are owners, general contractors, and specialty contractors operating across the commercial, residential, industrial, and infrastructure segments of the construction industry. We primarily sell subscriptions to access our products through our direct sales team, which is specialized by stakeholder, region, size, and type.

Our products are offered on our cloud-based platform and are designed to be easy to configure and deploy. Our users can access our products on computers, smartphones, and tablets through any web browser or from our mobile application available for both the iOS and Android platforms.

We generate substantially all of our revenue from subscriptions to access our products and have an unlimited user model that is designed to facilitate adoption and maximize usage of our platform by all project stakeholders. We primarily sell our products on a subscription basis for a fixed fee with pricing generally based on the number and mix of products and the annual construction volume contracted to run on our platform. As our customers subscribe to additional products or increase the annual construction volume contracted to run on our platform, we generate more revenue. We do not provide refunds for unused construction volume, or charge customers based on consumption or on a per project basis. Subscriptions to access our products include customer support and allow for unlimited users as we do not charge a per-seat or per-user fee. Customers can invite all project participants to engage with our platform as part of a project team, including customers’ employees and collaborators, who are other project participants who engage with our platform but do not pay us for such use. Further, multiple stakeholders can be customers on the same project and retain access to project information for the duration of their subscription.

Certain Factors Affecting Our Performance

Acquiring New Customers and Retaining and Expanding Existing Customers’ Use of Our Platform

We are highly focused on continuing to acquire new customers to support our long-term growth. We intend to efficiently drive new customer acquisitions by continuing to invest across our sales and marketing engine to engage our prospective customers, increase brand awareness, and drive adoption of our products, services, and platform. We added 2,295 net new customers in 2022, including 189 customers from LaborChart when it was integrated into the sales process in the third quarter of 2022. The number of customers on our platform has increased from 10,166 as of December 31, 2020, to 12,193 as of December 31, 2021, to 14,488 as of December 31, 2022, reflecting year-over-year growth rates of 20% in 2021 and 19% in 2022. All customer counts aforementioned exclude customers acquired from Levelset and Esticom which have not yet been renewed onto standard Procore annual contracts. Remaining Levelset and Esticom legacy customers will be included in our customer metrics once they are renewed onto standard Procore annual contracts or upon integration of the sales process. We define ARR at the end of a particular period as the annualized dollar value of our subscriptions from customers as of such period end date. For multi-year subscriptions, ARR at the end of a particular period is measured by using the stated contractual subscription fees as of the period end date on which ARR is measured. For example, if ARR is measured during the first year of a multi-year contract, the first-year subscription fees are used to calculate ARR. ARR at the end of a particular period includes the annualized dollar value of subscriptions for which the term has not ended, and subscriptions for which we are negotiating a subscription renewal. ARR should be viewed independently of revenue determined in accordance with accounting principles generally accepted in the U.S. (“GAAP” or “U.S. GAAP”) and does not represent our GAAP revenue on an annualized basis. ARR is not intended to be a replacement or forecast of revenue.

We use a gross retention rate to measure our ability to retain our customers. Our gross retention rate reflects only customer losses and does not reflect customer expansion or contraction. We believe our high gross retention rates demonstrate that we serve a vital role in our customers’ operations, as the vast majority of our customers continue to use our products and platform and renew their subscriptions. To calculate our gross retention rate at the end of a particular period, we first calculate the ARR from the cohort of active customers at the end of the period 12 months prior to the end of the period selected. We then calculate the value of ARR from any customers whose subscriptions terminated and were not renewed during the 12 months preceding the end of the period selected, which we refer to as churn. We then divide (a) the total prior period ARR minus churn by (b) the total prior period ARR to calculate the gross retention rate. Our gross retention rate was 95% as of December 31, 2022 and 2021.

Our ability to continue to grow our business and serve the broader needs of the construction industry depends on acquiring new customers, customers purchasing new products or signing up for new services, customers renewing and expanding their use of existing products and services, and maintaining or increasing the price of our existing products and services.

Continued Technology Innovation and Strategic Expansion of Our Products and Services

We plan to continue to invest in technology innovation and product development to enhance the capabilities of our platform. Additional features and products will also enable customers and collaborators to manage new workflows on our platform and allow us to attract a broader set of stakeholders. We have introduced new products and services developed in-house and through our acquisitions of Zimfly, Inc., Honest Buildings, Construction BI, LLC, Esticom, LaborChart, and Levelset.

In connection with our acquisition of Levelset, we assumed, and continue to develop, a materials financing program for our customers. Purchasers of construction materials, typically specialty contractors, generally pay their materials suppliers on 30-day payment terms but typically do not recoup their costs for such materials for 60 to 120 days after they submit invoices for those materials to the general contractors. This disconnect between payment terms set by suppliers and when specialty contractors receive payment for those materials can pose risk and uncertainty to specialty contractors and their ability to manage their cash flow. Our materials financing program facilitates the purchase of construction materials from fulfillment partners (our suppliers) on behalf of our customers, allowing such customers to pay us for the materials on deferred payment terms. We typically charge an origination fee upon purchase of the materials and a weekly finance charge until receipt of deferred payment in full. We use internal data where available on the performance and payment history of other project participants (like the property owner and general contractor) who are involved in the construction project to help determine whether to provide materials financing for a given project, and we secure such financing with mechanic’s lien rights. In circumstances of customer non-payment, our lien rights help enforce payment collections from property owners, lenders, and general contractors who are involved in such project, which in turn strengthens the collectability of amounts we finance for our customers. We are currently using capital from our balance sheet for our materials financing program. Ultimately, we anticipate partnering with a capital provider at the appropriate time to dedicate the financing needed to scale this program. Until that time, we may use up to approximately 10% of our current cash, cash equivalents, and marketable securities position to support the program.

We intend to continue to invest in building additional products, financial offerings, features, and functionality that expand our capabilities and facilitate the extension of our platform. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. Our acquisitions of LaborChart and Levelset closed in the fourth fiscal quarter of 2021, and, as such, expenses, both in dollars and as a percentage of total revenues, increased and may continue to increase from historical periods. Our future success is dependent on our ability to successfully develop or acquire, market, and sell existing and new products and services to both new and existing customers.

International Growth

We see international expansion as a major, and largely greenfield, opportunity for growth as we look to capture a larger part of the worldwide construction market. We have started to grow our presence internationally with the opening of sales and marketing offices in Sydney, Australia and Vancouver and Toronto, Canada in 2017; London, England in 2018; Mexico City, Mexico in 2019; and Singapore, Republic of Singapore; Paris, France; Dublin, Ireland; and Dubai, UAE in 2022. We have also developed focused sales and marketing efforts in Germany, where we do not yet maintain an office location. As a result of our international efforts, we support multiple languages and currencies. Non-U.S. revenue as a percentage of our total revenue was 14% in 2022, 15% in 2021, and 12% in 2020. We determine the percentage of non-U.S. revenue based on the billing location of each subscription. Fluctuations in foreign currencies may positively or negatively impact the amount of revenue that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars.

Furthermore, we believe global demand for our products, services, and platform will continue to increase as we expand our international sales and marketing efforts, and the awareness of our products, services, and platform grows. However, our ability to conduct our operations internationally will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, currencies, cultures, customs, legal, tax and regulatory systems, alternative dispute systems, and commercial markets. We have made, and plan to continue to make, significant investments in existing and select additional international markets. While these investments may adversely affect our operating results in the near term, we believe they will contribute to our long-term growth.

Macroeconomic Factors and COVID-19 Update

Macroeconomic factors such as rising inflation, rising interest rates, volatility in capital markets, and fluctuations in foreign exchange rates, may impact our operating expenses, customers’ spending, and cash flows. We do not currently believe that these macroeconomic factors have had a material impact on our business; however, as they develop, we continue to monitor the ways in which such factors may directly or indirectly impact our business, results of operations, and financial condition. See the section titled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of this Annual Report on Form 10-K for further discussion.

The COVID-19 pandemic has caused and continues to cause business disruption worldwide. Governments and businesses have taken unprecedented measures, including restrictions on business operations, temporary closures, and other mandates that have, at times, caused significant disruption in global financial markets and disrupted our customers’ workflow and payment cycles. The full extent to which the COVID-19 pandemic, including any new variants and the measures taken by governments and businesses in response, may directly or indirectly impact our business, results of operations, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted.

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

Cost of Revenue

Cost of revenue primarily consists of personnel-related compensation expenses for our customer support team, including salaries, benefits, stock-based compensation, payroll taxes, commissions, and bonuses. Cost of revenue also includes third-party hosting costs, software license fees, amortization of acquired technology intangible assets, amortization of capitalized software development costs related to our platform, and allocated overhead. We expect our cost of revenue to increase on an absolute dollar basis as our revenue and acquisition activities increase. We intend to continue to invest additional resources in platform hosting, customer support, and software development as we grow our business and to ensure that our customers are realizing the full benefit of our products. The level and timing of investment in these areas could affect our cost of revenue in the future.

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

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. For each of these categories of expense, personnel-related compensation expenses are the most significant component, which include salaries, stock-based compensation, commissions, benefits, payroll taxes, and bonuses. To support the growth of our business, we also increased our headcount in each of these categories, including, to a limited extent, through our previous acquisitions.

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

Research and Development

Research and development expenses primarily consist of personnel-related compensation expenses for our engineering, product, and design teams, contractor costs to supplement our staff levels, consulting services, amortization of certain acquired intangible assets used in research and development activities, and allocated overhead. We expect research and development expenses to increase on an absolute dollar basis and vary from period to period as a percentage of revenue for the foreseeable future as we continue to invest in headcount to build, enhance, maintain, and scale our products, services, and platform.

General and Administrative

General and administrative expenses primarily consist of personnel-related compensation expenses for our finance, information technology, executive, human resources, legal, and other administrative functions. Additionally, general and administrative expenses include non-personnel-related expenses, such as professional fees for audit, legal, tax, and other external consulting services, including acquisition-related transaction expenses, costs associated with operating as a public company, including insurance costs, professional services, investor relations, and other compliance costs, property and use taxes, licenses, travel and entertainment costs, and allocated overhead. We expect general and administrative expenses to increase on an absolute dollar basis and vary from period to period as a percentage of revenue, as we continue to increase the size of our general and administrative functions to support the growth of our business, including our international expansion.

Interest Income

Interest income consists primarily of interest income earned on our marketable securities, money market funds, and cash savings accounts. Interest income also includes accretion of discounts, net of amortization of premiums, related to our available-for-sale marketable debt securities.

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

Other (Expense) Income, Net

Other (expense) income, net primarily consists of gains or losses on foreign currency transactions, unrealized gains or losses on equity securities, and miscellaneous other income and expenses.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists primarily of income taxes of U.S. state franchise taxes and certain foreign jurisdictions in which we conduct business, net of the release of valuation allowance as a result of deferred tax liabilities from acquisitions that were an available source of income to realize our deferred tax assets. As we expand our international operations, we expect to incur increased foreign tax expenses. We have a full valuation allowance for net U.S. and U.K. deferred tax assets. The U.S. valuation allowance includes NOL carryforwards and tax credits related primarily to research and development for our operations in the U.S. The U.K. valuation allowance is primarily comprised of NOL carryforwards. We expect to maintain this full valuation allowance for our net U.S. and U.K. deferred tax assets for the foreseeable future.

Results of Operations

The following tables set forth our consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated. Certain percentages below may not sum due to rounding.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenue	$720,203	$514,821	$400,291
Cost of revenue (1)(2)(3)(4)(5)	148,416	98,312	71,663
Gross profit	571,787	416,509	328,628
Operating expenses:
Sales and marketing (1)(2)(3)(4)(5)	424,976	308,511	189,032
Research and development (1)(2)(3)(4)(5)	270,982	237,290	124,661
General and administrative (1)(3)(4)(5)	166,283	156,635	73,465
Total operating expenses	862,241	702,436	387,158
Loss from operations	(290,454)	(285,927)	(58,530)
Interest income	7,861	175	293
Interest expense	(2,135)	(2,328)	(2,353)
Change in fair value of Series I redeemable convertible preferred stock warrant liability	-	-	(36,990)
Other (expense) income, net	(1,737)	(843)	420
Loss before provision for (benefit from) income taxes	(286,465)	(288,923)	(97,160)
Provision for (benefit from) income taxes	466	(23,758)	(993)
Net loss	$(286,931)	$(265,165)	$(96,167)

	Year Ended December 31,
	2022	2021	2020
	(as a percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue (1)(2)(3)(4)(5)	21%	19%	18%
Gross profit	79%	81%	82%
Operating expenses:
Sales and marketing (1)(2)(3)(4)(5)	59%	60%	47%
Research and development (1)(2)(3)(4)(5)	38%	46%	31%
General and administrative (1)(3)(4)(5)	23%	30%	18%
Total operating expenses	120%	136%	97%
Loss from operations	(40%)	(56%)	(15%)
Interest income	1%	0%	0%
Interest expense	(0%)	(0%)	(1%)
Change in fair value of Series I redeemable convertible preferred stock warrant liability	0%	0%	(9%)
Other (expense) income, net	(0%)	(0%)	0%
Loss before provision for (benefit from) income taxes	(40%)	(56%)	(24%)
Provision for (benefit from) income taxes	0%	(5%)	(0%)
Net loss	(40%)	(52%)	(24%)

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenue	$7,253	$8,094	$1,722
Sales and marketing	53,397	68,755	13,385
Research and development	63,262	85,040	12,930
General and administrative	38,974	65,272	15,923
Total stock-based compensation expense	$162,886	$227,161	$43,960

(2)	Includes amortization of acquired intangible assets as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenue	$22,428	$7,522	$3,315
Sales and marketing	12,425	3,600	1,728
Research and development	3,528	2,674	721
Total amortization of acquired intangible assets	$38,381	$13,796	$5,764

(3)	Includes employer payroll tax on employee stock transactions as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenue	$308	$457	$7
Sales and marketing	1,955	2,325	205
Research and development	2,474	2,606	88
General and administrative	1,202	1,127	272
Total employer payroll tax on employee stock transactions	$5,939	$6,515	$572

(4)	Includes acquisition-related expenses as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenue	$-	$2	$-
Sales and marketing	1,725	488	-
Research and development	5,549	1,348	-
General and administrative	2,128	7,442	792
Total acquisition-related expenses	$9,402	$9,280	$792

(5)	Includes restructuring-related charges as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenue	$-	$-	$127
Sales and marketing	-	-	1,824
Research and development	-	-	1,681
General and administrative	-	-	801
Total restructuring-related charges	$-	$-	$4,433

Comparison of the Years Ended December 31, 2022 and 2021

Revenue

	Year Ended December 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Revenue	$720,203	$514,821	$205,382	40%

In 2022, our revenue increased by $205.4 million, or 40%, compared to 2021, which is primarily due to expansion within our existing customers and revenue from new customers added during the year. Our acquisition of Levelset in the fourth quarter of 2021 contributed $31.6 million of revenue in 2022. The increase in revenue from existing customers includes the net benefit of a full year of subscription revenue in 2022 from customers that were new in 2021 and continued their subscriptions in 2022, and customers that expanded their subscriptions in 2022 through the purchase of additional construction volume or products, as well as price increases.

Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Cost of revenue	$148,416	$98,312	$50,104	51%
Gross profit	571,787	416,509	155,278	37%
Gross margin	79%	81%

The increase in cost of revenue in 2022 was primarily attributable to an increase of $18.4 million in personnel-related expenses, including an increase of $19.3 million in salaries and wages driven by headcount and merit increases, partially offset by a decrease of $0.8 million in stock-based compensation expense. Stock-based compensation expense was higher in 2021 primarily due to a cumulative catch-up expense recorded for RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO in May 2021. The increase in cost of revenue was also attributable to a $14.9 million increase in amortization of acquired developed technology intangible assets related to recent acquisitions, and a $9.7 million increase in third-party cloud hosting and related services as we grow our customer base. We increased our cost of revenue headcount by 28% since December 31, 2021 in order to support the growth of our business.

Operating Expenses

	Year Ended December 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Sales and marketing	$424,976	$308,511	$116,465	38%

The increase in sales and marketing expenses during 2022 was primarily attributable to an increase of $77.2 million in personnel-related expenses, including an increase of $92.9 million in salaries and wages driven by headcount and merit increases, partially offset by a decrease of $15.4 million in stock-based compensation expense. Stock-based compensation expense was higher in 2021 primarily due to a cumulative catch-up expense recorded for RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO in May 2021. The increase in sales and marketing expenses was also attributable to a $9.9 million increase in marketing events and expenses, an $8.8 million increase in amortization of acquired customer relationship intangible assets related to recent acquisitions, an $8.2 million increase in travel-related costs, and a $3.4 million increase in computer software expenses. We increased our sales and marketing headcount by 31% since December 31, 2021 in order to continue to drive customer growth.

	Year Ended December 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Research and development	$270,982	$237,290	$33,692	14%

The increase in research and development expenses during 2022 was primarily attributable to an increase of $21.7 million in personnel-related expenses, including an increase of $43.6 million in salaries and wages driven by headcount and merit increases, partially offset by a decrease of $21.8 million in stock-based compensation expense. Stock-based compensation expense was higher in 2021 primarily due to a cumulative catch-up expense recorded for RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO in May 2021. The increase in research and development expenses was also attributable to a $4.7 million increase in computer software expenses, and a $3.0 million increase in professional fees primarily for contractors to supplement our staff levels. We increased our research and development headcount by 13% since December 31, 2021 in order to continue to build, enhance, maintain, and scale our products, services, and platform.

	Year Ended December 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
General and administrative	$166,283	$156,635	$9,648	6%

The increase in general and administrative expenses during 2022 was primarily due to a $6.1 million increase in professional fees primarily for accounting, tax, and legal services and a $3.5 million increase in computer software expenses. The increase in general and administrative expenses was also attributable to an increase of $0.6 million in personnel-related expenses, including an increase of $26.9 million in salaries and wages driven by headcount and merit increases, partially offset by a decrease of $26.3 million in stock-based compensation expense. Stock-based compensation expense was higher in 2021 primarily due to a cumulative catch-up expense recorded for RSUs where the performance condition was satisfied upon the effectiveness date of the registration statement for the IPO in May 2021. We increased our general and administrative headcount by 18% since December 31, 2021 in order to continue to support the growth of our business.

Interest Income, Interest Expense, Other Expense, Net, and Provision for (Benefit from) Income Taxes

	Year Ended December 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Interest income	$7,861	$175	$7,686	*
Interest expense	2,135	2,328	(193)	(8%)
Other expense, net	1,737	843	894	106%
Provision for (benefit from) income taxes	466	(23,758)	24,224	*

* Percentage not meaningful

In 2022, our interest income increased due to interest earned as a result of our purchases of marketable securities starting in the third quarter of 2022 and an increase in interest rates on our money market funds and cash savings accounts. Our marketable securities generated $4.0 million in interest income and accretion income in excess of amortization of premiums during the year ended December 31, 2022.

The increase in other expense, net during 2022 was primarily due to foreign currency losses related to changes in Australian and Canadian dollar exchange rates.

The benefit from income taxes during 2021 was primarily due to income tax benefits related to the release of a portion of our valuation allowance as a result of deferred tax liabilities recorded related to the acquisitions of Levelset and LaborChart that are available sources of income to realize our deferred tax assets.

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. GAAP, we believe certain non-GAAP measures, as described below, are useful in evaluating our operating performance. We use this non-GAAP financial information, collectively, to evaluate our ongoing operations as well as for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, is helpful to investors because it provides consistency and comparability with past financial performance, and may assist in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results.

The non-GAAP financial information is presented for supplemental informational purposes only. Non-GAAP financial measures should not be considered a substitute for financial information presented in accordance with GAAP. There are limitations in using non-GAAP financial measures because non-GAAP financial measures are not prepared in accordance with GAAP, non-GAAP financial measures may be different from similarly-titled non-GAAP measures used by other companies since other companies may calculate such non-GAAP financial measures differently, and non-GAAP financial measures exclude expenses that may have a material impact on our reported financial results. The presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures. Investors should not rely on any single financial measure to evaluate our business.

Non-GAAP Gross Profit, Non-GAAP Gross Margin, Non-GAAP Operating Expenses, Non-GAAP Loss from Operations, and Non-GAAP Operating Margin

We define these non-GAAP financial measures as the respective GAAP measures, excluding stock-based compensation expense, amortization of acquired intangible assets, employer payroll tax related to employee stock transactions, acquisition-related expenses, and restructuring-related charges. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of the compensation provided to our employees. Because of varying available valuation methodologies, subjective assumptions, and the variety of equity instruments that can impact a company’s non-cash expenses, we believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for meaningful comparisons between our operating results from period to period. The expense related to amortization of acquired intangible assets is dependent upon estimates and assumptions, which can vary significantly and are unique to each asset acquired; therefore, we believe that non-GAAP measures that adjust for the amortization of acquired intangible assets provide investors a consistent basis for comparison across accounting periods. The amount of employer payroll tax-related items on employee stock transactions is dependent on RSU settlements, option exercises, related stock price, and other factors that are beyond our control and that do not correlate to the operation of our business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, the Company places a greater emphasis on overall stockholder dilution than the accounting charges associated with such grants). Acquisition-related expenses include external and incremental transaction costs, such as legal and due diligence costs, and retention payments. These expenses are unpredictable and generally would not have otherwise been incurred in the periods presented as part of our continuing operations. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related expenses, may not be indicative of such future costs. We believe excluding acquisition-related expenses facilitates the comparison of our financial results to the Company’s historical operating results and to other companies in our industry. Restructuring-related charges are the result of the Company streamlining our organization in 2020 to better align with our strategic goals and future scale. Refer to Note 19 in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K regarding the 2020 restructuring event. Overall, we believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results period-over-period and to those of peer companies.

The following tables present reconciliations of our GAAP financial measures to our non-GAAP financial measures for the periods presented:

Reconciliation of gross profit and gross margin to non-GAAP gross profit and non-GAAP gross margin:

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Revenue	$720,203	$514,821	$400,291
Gross profit	571,787	416,509	328,628
Stock-based compensation expense	7,253	8,094	1,722
Amortization of acquired technology intangible assets	22,428	7,522	3,315
Employer payroll tax on employee stock transactions	308	457	7
Acquisition-related expenses	-	2	-
Restructuring-related charges	-	-	127
Non-GAAP gross profit	$601,776	$432,584	$333,799
Gross margin	79%	81%	82%
Non-GAAP gross margin	84%	84%	83%

Reconciliation of operating expenses to non-GAAP operating expenses:

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Revenue	$720,203	$514,821	$400,291
GAAP sales and marketing	424,976	308,511	189,032
Stock-based compensation expense	(53,397)	(68,755)	(13,385)
Amortization of acquired intangible assets	(12,425)	(3,600)	(1,728)
Employer payroll tax on employee stock transactions	(1,955)	(2,325)	(205)
Acquisition-related expenses	(1,725)	(488)	-
Restructuring-related charges	-	-	(1,824)
Non-GAAP sales and marketing	$355,474	$233,343	$171,890
GAAP sales and marketing as a percentage of revenue	59%	60%	47%
Non-GAAP sales and marketing as a percentage of revenue	49%	45%	43%

GAAP research and development	270,982	237,290	124,661
Stock-based compensation expense	(63,262)	(85,040)	(12,930)
Amortization of acquired intangible assets	(3,528)	(2,674)	(721)
Employer payroll tax on employee stock transactions	(2,474)	(2,606)	(88)
Acquisition-related expenses	(5,549)	(1,348)	-
Restructuring-related charges	-	-	(1,681)
Non-GAAP research and development	$196,169	$145,622	$109,241
GAAP research and development as a percentage of revenue	38%	46%	31%
Non-GAAP research and development as a percentage of revenue	27%	28%	27%

GAAP general and administrative	166,283	156,635	73,465
Stock-based compensation expense	(38,974)	(65,272)	(15,923)
Employer payroll tax on employee stock transactions	(1,202)	(1,127)	(272)
Acquisition-related expenses	(2,128)	(7,442)	(792)
Restructuring-related charges	-	-	(801)
Non-GAAP general and administrative	$123,979	$82,794	$55,677
GAAP general and administrative as a percentage of revenue	23%	30%	18%
Non-GAAP general and administrative as a percentage of revenue	17%	16%	14%

Reconciliation of loss from operations and operating margin to non-GAAP loss from operations and non-GAAP operating margin:

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Revenue	$720,203	$514,821	$400,291
Loss from operations	(290,454)	(285,927)	(58,530)
Stock-based compensation expense	162,886	227,161	43,960
Amortization of acquired intangible assets	38,381	13,796	5,764
Employer payroll tax on employee stock transactions	5,939	6,515	572
Acquisition-related expenses	9,402	9,280	792
Restructuring-related charges	-	-	4,433
Non-GAAP loss from operations	$(73,846)	$(29,175)	$(3,009)
Operating margin	(40%)	(56%)	(15%)
Non-GAAP operating margin	(10%)	(6%)	(1%)

Liquidity and Capital Resources

Prior to our IPO, we financed our operations principally through private placements of our equity securities. In May 2021, we received $665.1 million in net proceeds from our IPO.

As of December 31, 2022, our principal sources of liquidity are cash, cash equivalents, and marketable securities totaling $582.2 million, which were held in checking accounts, savings accounts, money market funds, U.S. treasury securities, commercial paper, corporate notes and obligations, and time deposits. Our investments in marketable securities are exposed to interest rate risk; however, due to the short-term nature of our investments, we do not anticipate being exposed to material risks due to changes in interest rates. On April 29, 2022, we terminated our Credit Facility. Upon termination of the Credit Facility, our outstanding letters of credit, issued by Silicon Valley Bank, remain outstanding on an unsecured basis, without any requirement to set aside restricted cash.

Our cash sources primarily consist of cash generated from sales to our customers, proceeds from employees through stock option exercises and our employee stock purchase plan (“ESPP”), and interest income on our marketable securities and savings account balances.

Our cash requirements are primarily for operating expenses, which include personnel-related costs, purchase obligations primarily for hosting and software license and other services, lease obligations, and capital expenditures for our employees and offices. We also fund investments which help drive our strategic business growth through acquisitions and investments in equity securities and limited partnership funds. We also have a materials financing program that finances our customers’ purchases of construction materials on deferred payment terms. We are currently using capital from our balance sheet for our materials financing program. Ultimately, we anticipate partnering with a capital provider at the appropriate time to dedicate the financing needed to scale this program. Until that time, we may use up to approximately 10% of our current cash, cash equivalents, and marketable securities position to support the program. As of December 31, 2022, we had receivables for amounts financed for customers, net of the related allowance for expected credit losses, of $11.5 million on our consolidated balance sheet. We expect this business to grow in the future, which may impact our liquidity.

In the next 12 months, we have contractual commitments consisting of operating lease obligations of $9.9 million, finance lease obligations of $3.8 million, and non-cancelable purchase commitments of $19.5 million, as disclosed in Note 6 and Note 12 of the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In addition, in the next 12 months, we have contractual commitments of $1.2 million for an operating lease that had not yet commenced as of December 31, 2022, and purchase commitments of $22.5 million for an agreement we renewed and executed in January 2023. We believe our existing cash, cash equivalents, and marketable securities will be sufficient to meet our needs for at least the next 12 months. While we have begun to generate positive cash flows from operations in recent years, we have continued to generate losses from operations, as reflected in our accumulated deficit of $949.1 million as of December 31, 2022. We may not achieve profitability in the foreseeable future and may require additional capital resources to execute strategic initiatives to grow our business.

This assessment is a forward-looking statement and involves risks and uncertainties. Beyond the next 12 months, we have contractual commitments that we are reasonably likely to incur consisting of operating lease obligations of $41.8 million, finance lease obligations of $60.3 million, and non-cancelable purchase commitments of $28.8 million, as disclosed in Note 6 and Note 12 of the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In addition, beyond the next 12 months, we have contractual commitments of $1.5 million for an operating lease that had not yet commenced as of December 31, 2022, and purchase commitments of $22.5 million for an agreement we renewed and executed in January 2023. Our additional future capital requirements will depend on many factors, including our revenue growth rate, new customer acquisition and subscription renewal activity, timing of billing activities, our ability to integrate the companies or technologies we acquire and realize strategic and financial benefits from our investments and acquisitions, other strategic transactions or investments we may enter into, the timing and extent of spending to support further sales and marketing and research and development efforts, general and administrative expenses to support our growth, including international expansion, the timing and extent of amounts financed and customer repayments under our materials financing program, and inflation. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing to fund these activities. If we are unable to raise additional capital when desired, or on acceptable terms, our business, results of operations, and financial condition could be materially adversely affected.

Further, as of December 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$12,608	$36,730	$21,853
Net cash used in investing activities	(340,476)	(541,768)	(33,511)
Net cash provided by financing activities	38,652	711,826	272,117

Operating Activities

Our largest source of cash from operating activities is collections from the sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting and software license expenses, and overhead.

Net cash provided by operating activities was $12.6 million in 2022, which resulted from a net loss of $286.9 million, adjusted for non-cash charges of $237.8 million and a net cash inflow of $61.7 million from changes in operating assets and liabilities. The $61.7 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:

•	a $97.0 million increase in deferred revenue primarily due to the growth of our business and timing of billings; and
•	a $34.6 million increase in accrued expenses and other liabilities primarily due to personnel-related expenses and timing of cash payments to our vendors.

These changes in our operating assets and liabilities were partially offset by the following:

•	a $35.8 million increase in accounts receivable primarily due to timing of billings and cash receipts from customers from the growth of our business;
•	a $22.0 million increase in deferred contract cost assets related to commissions as a result of additional customer contracts closed during the period;
•	an $8.9 million decrease in operating lease liabilities related to lease payments; and
•	a $3.8 million increase in prepaid expenses and other assets primarily due to timing of cash payments to our vendors.

Net cash provided by operating activities was $36.7 million in 2021, which resulted from a net loss of $265.2 million, adjusted for non-cash charges of $247.9 million and a net cash inflow of $54.0 million from changes in operating expenses and liabilities. The $54.0 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:

•	a $78.7 million increase in deferred revenue primarily due to the growth of our business and timing of billings;
•	a $38.2 million increase in accrued expenses and other liabilities primarily due to timing of payroll and cash payments to our vendors, and accrued ESPP contributions; and
•	a $4.0 million increase in accounts payable primarily due to timing of cash payments to our vendors.

These changes in our operating assets and liabilities were partially offset by the following:

•	a $34.2 million increase in accounts receivable primarily due to timing of billings and cash receipts from customers;
•

a $16.7 million increase in prepaid expenses and other assets primarily due to cash retention payments made to certain Levelset employees at the close of the acquisition which are subject to vest based on future service, further described in Note 7 of our audited consolidated financial statements, and timing of cash payments to our vendors;

•	a $10.2 million increase in deferred contract cost assets related to commissions as a result of additional customer contracts closed during the period; and
•	a $5.7 million decrease in operating lease liabilities related to lease payments.

Investing Activities

Net cash used in investing activities of $340.5 million in 2022 consisted of purchases of marketable securities of $369.2 million, capitalized software development costs of $33.6 million, originations for materials financing of $23.5 million, purchases of property and equipment of $15.8 million, and purchases of strategic investments of $4.0 million, partially offset by $85.6 million of maturities of marketable securities, $18.7 million of customer repayments for materials financing, and $1.3 million in cash receipts from the settlement of post-close working capital adjustments related to our acquisitions of Levelset and LaborChart in the fourth quarter of 2021.

Net cash used in investing activities of $541.8 million in 2021 consisted of the acquisitions of Levelset, LaborChart, and Indus.ai Inc. (“Indus”), net of cash acquired, of $509.8 million, capitalized software development costs of $15.2 million, purchases of property and equipment of $12.4 million, and purchases of strategic investments of $4.3 million.

Financing Activities

Net cash provided by financing activities was $38.7 million in 2022, which primarily consisted of $22.4 million in proceeds from stock option exercises and $22.1 million in proceeds from our ESPP, partially offset by $3.9 million in deferred payments related to our acquisition of Indus in 2021, and $1.7 million in payments on our finance lease obligations.

Net cash provided by financing activities was $711.8 million in 2021, which primarily consisted of $665.1 million in net proceeds from our IPO, $43.1 million in proceeds from stock option exercises, and $9.5 million in proceeds from our ESPP partially offset by $3.9 million in payments of deferred offering costs and $1.5 million in payments on our finance lease obligations.

Credit Facility

Our Credit Facility provided for debt financing of up to $75.0 million to be used for general corporate purposes, including the financing of working capital requirements, and was secured by a blanket lien on our assets, until it was terminated on April 29, 2022, prior to its maturity date on May 7, 2022.

As of December 31, 2022, we had issued letters of credit totaling $6.5 million to secure various U.S. and Australia leased office facilities. Upon termination of the Credit Facility, our current letters of credit, issued by Silicon Valley Bank, remain outstanding on an unsecured basis, without any requirement to set aside restricted cash.

Remaining Performance Obligations

Our subscriptions typically have a term of one to three years. The transaction price allocated to remaining performance obligations under our subscriptions represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancelable subscriptions that will be invoiced and recognized as revenue in future periods. As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $797.5 million, of which approximately 70% is expected to be recognized as revenue in the next 12 months and substantially all of the remainder between 12 and 36 months thereafter. We expect remaining performance obligations to change from period to period primarily due to the size, timing, and duration of new customer contracts and customer renewals.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those accounting policies and estimates that are both the most important to the portrayal of our net assets and results of operations and require the most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Critical accounting estimates are accounting estimates where the nature of the estimates is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates on financial condition or operating performance is material.

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

Our subscriptions often include promises to transfer multiple services. Determining whether services are considered distinct performance obligations that should be accounted for separately or together may require judgment. Our subscriptions include access to our products and customer support over the subscription period. Access to the products and customer support represents a series of distinct services as we fulfill our obligation to the customer and the customer receives and consumes the benefits of the products and support over the subscription term. The series of distinct services represents a single performance obligation.

We recognize revenue ratably over the term of the subscription beginning on the date that service is made available to the customer.

Stock-Based Compensation

Stock-based compensation expense related to stock awards is recognized based on the fair value of the awards granted. The fair value of RSUs and restricted stock awards (“RSAs”) is based on the estimated fair value of the Company’s common stock on the grant date. The fair value of each option award and ESPP purchase right is estimated on the grant date using the Black-Scholes option pricing model. The primary input in determining the fair value of the stock- based awards is the value of the Company’s common stock. The determination of the grant date fair value using the Black-Scholes option-pricing model is affected by volatility, expected term, dividend yield, and risk-free rate. These assumptions represent management’s best estimates and if different assumptions had been used, our stock-based compensation expense could have been materially different.

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

Prior to our IPO, we had granted RSUs to certain employees and non-employee consultants that contained both liquidity- and service-based vesting conditions. Upon the effective date of the registration statement for our IPO in May 2021, the liquidity-based condition for all RSUs granted was satisfied and we recognized a cumulative catch-up stock-based compensation adjustment of $115.3 million in our consolidated statement of operations and comprehensive loss for the portion of the service period satisfied from the grant date through the effective date of the registration statement. Substantially all RSUs granted subsequent to the IPO vest based on continued service, which is generally over four years. As of December 31, 2022, the total unrecognized stock-based compensation cost for all RSUs outstanding at that date was $399.3 million, which is expected to be recognized over a weighted-average vesting period of 2.5 years.

As of December 31, 2022, the total unrecognized stock-based compensation cost for unvested stock options was $1.8 million, which is expected to be recognized over a weighted-average period of 0.4 years.

We issued 199,670 RSAs to certain key employees in connection with the acquisition of Levelset in November 2021 that vest based on their continued service over a two-year period. The fair value of the RSAs issued was $95.05 per share which was the closing trading stock price of our common stock on the acquisition date. These shares are released from restriction quarterly over a two-year period assuming the continued service of the employees. As of December 31, 2022, 99,833 shares have vested. During 2022 and 2021, we recognized stock-based compensation expense of $9.5 million and $1.6 million, respectively, relating to these shares.

We issued RSAs to certain employees in connection with the acquisition of Honest Buildings in July 2019. The fair value of the RSAs was based on the fair value of the underlying stock issued. These shares were released from restriction 50% on the first anniversary and 50% on the second anniversary of the acquisition date based on the continued service of the key employees. As of December 31, 2021, all of the RSAs were fully vested. During 2021, we recognized stock-based compensation expense of $1.6 million relating to these RSAs.

We issued 551,753 and 166,370 shares of common stock in connection with the ESPP in 2022 and 2021, respectively. Employee payroll contributions used to purchase these shares were reclassified to stockholders’ equity on the purchase date. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period. During 2022 and 2021, we recognized stock-based compensation expense of $15.0 million and $8.5 million, respectively, relating to the ESPP.

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

JOBS Act Accounting Election and Emerging Growth Company Status

Effective as of December 31, 2022, we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Prior to losing our status as an emerging growth company, the JOBS Act permitted us to delay the adoption of new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We had irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and therefore, we were subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We had previously intended to rely on other exemptions provided by the JOBS Act, including not being required to comply with the auditor attestation requirements of Section 404. We can no longer take advantage of these exemptions because we are no longer an emerging growth company.

Recent Accounting Pronouncements

See “Summary of Business and Significant Accounting Policies” in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency and Exchange Risk

The vast majority of our cash generated from revenue is denominated in U.S. dollars, with the remainder denominated in Australian dollars, Canadian dollars, Great British pounds, Euros, Singapore Dollars, and UAE Dirham. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the U.S., Australia, Canada, England, Mexico, Egypt, Singapore, France, Ireland, and the UAE. Our results of current and future operations and cash flows are, therefore, subject to the risk of fluctuations in foreign currency exchange rates. This exposure is the result of selling in multiple currencies and payment of personnel-related expenses and other operating expenses in countries where the functional currency is the local currency. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flow. These exposures may change over time as business practices evolve and economic conditions change. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Interest Rate Risk

We had cash, cash equivalents, restricted cash, and marketable securities of $585.3 million as of December 31, 2022. Cash, cash equivalents, restricted cash, and marketable securities consist of checking accounts, savings accounts, money market funds, U.S. treasury securities, commercial paper, corporate notes and obligations, and time deposits. The cash and cash equivalents are held for working capital and general corporate purposes. The restricted cash is used as collateral to satisfy certain contractual arrangements related to corporate credit cards. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of December 31, 2022, a hypothetical 100 bps increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

Inflation Risk

Inflation can have a positive impact on our pricing since increased construction costs may increase construction volume purchased by customers. However, supply chain challenges and labor shortages can result in delayed construction project starts, which may negatively impact construction volume purchased. Inflation can also result in higher personnel-related costs. We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Procore Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Procore Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As described in Notes 2 and 18 to the consolidated financial statements, the Company’s consolidated revenue was $720.2 million for the year ended December 31, 2022. The Company generates substantially all of its revenue from subscriptions for access to its software products and related support. Access to software products and support represents a series of distinct services as the Company fulfills its obligation to the customer and the customer receives and consumes the benefits of the software products and support over the subscription term. The series of distinct services represents a single performance obligation. The transaction price is determined by the stated fixed fees in the contract and revenue is recognized ratably over the term of the subscription agreement.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to revenue recognized.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to the revenue recognition process, including controls over the completeness, accuracy and occurrence of revenue recognized. These procedures also included, among others, evaluating the completeness, accuracy and occurrence of revenue recognized on a test basis by (i) obtaining and inspecting, where applicable, contracts, customer invoices, and cash receipts from customers and (ii) testing the appropriateness of revenue recognized based on the terms of the related contract.

/s/   PricewaterhouseCoopers LLP

Los Angeles, California

March 1, 2023

We have served as the Company’s auditor since 2015.

Procore Technologies, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except number of shares and par value)	2022	2021
Assets
Current assets
Cash and cash equivalents	$296,712	$586,108
Marketable securities (amortized cost of $286,001 and $0 at December 31, 2022 and 2021, respectively)	285,493	-
Accounts receivable, net of allowances for credit losses of $4,113 and $2,437 at December 31, 2022 and 2021, respectively	148,683	113,977
Contract cost asset, current	23,600	17,030
Prepaid expenses and other current assets	44,731	35,173
Total current assets	799,219	752,288
Capitalized software development costs, net	58,577	27,062
Property and equipment, net	39,193	36,837
Right of use assets - finance leases	37,026	39,623
Right of use assets - operating leases	41,934	44,052
Contract cost asset, non-current	40,477	25,889
Intangible assets, net	162,953	201,977
Goodwill	539,128	540,922
Other assets	21,903	22,007
Total assets	$1,740,410	$1,690,657
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$14,282	$15,490
Accrued expenses	99,182	65,907
Deferred revenue, current	396,535	301,557
Other current liabilities	21,639	20,750
Total current liabilities	531,638	403,704
Deferred revenue, non-current	5,278	4,024
Finance lease liabilities, non-current	45,578	47,344
Operating lease liabilities, non-current	38,087	41,573
Other liabilities, non-current	3,049	4,723
Total liabilities	623,630	501,368
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized at December 31, 2022 and 2021, respectively; 0 shares issued and outstanding at December 31, 2022 and 2021, respectively	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at December 31, 2022 and 2021, respectively; 139,159,534 and 134,046,926 shares issued and outstanding at December 31, 2022 and 2021, respectively	14	13
Additional paid-in capital	2,068,225	1,852,071
Accumulated other comprehensive loss	(2,316)	(583)
Accumulated deficit	(949,143)	(662,212)
Total stockholders' equity	1,116,780	1,189,289
Total liabilities and stockholders' equity	$1,740,410	$1,690,657
The accompanying notes are an integral part of these consolidated financial statements.

Procore Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except share and per share amounts)	2022	2021	2020
Revenue	$720,203	$514,821	$400,291
Cost of revenue	148,416	98,312	71,663
Gross profit	571,787	416,509	328,628
Operating expenses
Sales and marketing	424,976	308,511	189,032
Research and development	270,982	237,290	124,661
General and administrative	166,283	156,635	73,465
Total operating expenses	862,241	702,436	387,158
Loss from operations	(290,454)	(285,927)	(58,530)
Interest income	7,861	175	293
Interest expense	(2,135)	(2,328)	(2,353)
Change in fair value of Series I redeemable convertible preferred stock warrant liability	-	-	(36,990)
Other (expense) income, net	(1,737)	(843)	420
Loss before provision for (benefit from) income taxes	(286,465)	(288,923)	(97,160)
Provision for (benefit from) income taxes	466	(23,758)	(993)
Net loss	$(286,931)	$(265,165)	$(96,167)
Net loss per share attributable to common stockholders, basic and diluted	$(2.10)	$(2.86)	$(3.45)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	136,525,728	92,673,453	27,895,546
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax	$(1,355)	$(770)	$167
Unrealized loss on available-for-sale debt and marketable securities, net of tax	(378)	-	-
Total other comprehensive (loss) income	(1,733)	(770)	167
Comprehensive loss	$(288,664)	$(265,935)	$(96,000)

The accompanying notes are an integral part of these consolidated financial statements.

Procore Technologies, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Redeemable					Accumulated		Total
	Convertible				Additional	Other		Stockholders'
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2019	78,863,035	$442,897	25,394,082	$3	$47,043	$20	$(300,824)	$(253,758)
Cumulative-effect of accounting change due to adoption of ASU 2016-13	-	-	-	-	-	-	(56)	(56)
Exercise of stock options	-	-	5,214,282	-	32,040	-	-	32,040
Stock-based compensation	-	2,748	-	-	41,787	-	-	41,787
Issuance of Series I redeemable convertible preferred stock for cash, net of issuance costs of $83	5,015,734	177,916	-	-	-	-	-	-
Issuance of common stock for business combination	-	-	96,749	-	3,885	-	-	3,885
Issuance of Series I redeemable convertible preferred stock upon exercise of Series I redeemable convertible preferred stock warrant	1,452,513	103,913	-	-	-	-	-	-
Cancelation of Series H-1 redeemable convertible preferred stock held in escrow for business acquisition	(4)	-	-	-	-	-	-	-
Vesting of restricted stock units	-	-	2,000	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	167	-	167
Net loss	-	-	-	-	-	-	(96,167)	(96,167)
Balance as of December 31, 2020	85,331,278	$727,474	30,707,113	$3	$124,755	$187	$(397,047)	$(272,102)
Exercise of stock options	-	-	4,083,461	-	42,321	-	-	42,321
Stock-based compensation	-	901	-	-	231,507	-	-	231,507
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(85,331,278)	(728,375)	85,331,278	9	728,366	-	-	728,375
Issuance of common stock upon initial public offering, net of underwriting discounts and offering costs	-	-	10,410,000	1	657,634	-	-	657,635
Issuance of common stock, net of common stock withheld for tax liability upon settlement of restricted stock units	-	-	2,538,535	-	(15)	-	-	(15)
Issuance of common stock for employee stock purchase plan	-	-	166,370	-	9,475	-	-	9,475
Issuance of common stock for business combination	-	-	610,499	-	58,028	-	-	58,028
Issuance of restricted stock awards	-	-	199,670	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	(770)	-	(770)
Net loss	-	-	-	-	-	-	(265,165)	(265,165)
Balance as of December 31, 2021	-	$-	134,046,926	$13	$1,852,071	$(583)	$(662,212)	$1,189,289
Exercise of stock options	-	-	1,716,286	-	22,317	-	-	22,317
Stock-based compensation	-	-	-	-	171,704	-	-	171,704
Issuance of common stock upon settlement of restricted stock units	-	-	2,845,174	1	-	-	-	1
Issuance of common stock for employee stock purchase plan	-	-	551,753	-	22,133	-	-	22,133
Adjustment of holdback shares released for business combination	-	-	(605)	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	(1,733)	-	(1,733)
Net loss	-	-	-	-	-	-	(286,931)	(286,931)
Balance as of December 31, 2022	-	$-	139,159,534	$14	$2,068,225	$(2,316)	$(949,143)	$1,116,780

The accompanying notes are an integral part of these consolidated financial statements.

Procore Technologies, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2022	2021	2020
Operating activities
Net loss	$(286,931)	$(265,165)	$(96,167)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock-based compensation	162,886	227,161	43,960
Depreciation and amortization	63,039	36,376	25,994
Accretion of discounts on marketable debt securities, net	(2,009)	-	-
Change in fair value of Series I redeemable convertible preferred stock warrant liability	-	-	36,990
Abandonment of long-lived assets	1,344	554	3,505
Noncash operating lease expense	10,170	7,569	6,578
Unrealized foreign currency (gain) loss, net	(351)	685	(832)
Deferred income taxes	(283)	(24,493)	(1,311)
Provision for credit losses	2,584	129	498
Decrease (increase) in fair value of strategic investments	483	(32)	-
Changes in operating assets and liabilities, net of effect of business combinations
Accounts receivable	(35,817)	(34,184)	(20,068)
Deferred contract cost assets	(21,974)	(10,157)	(2,023)
Prepaid expenses and other assets	(3,754)	(16,811)	(6,183)
Accounts payable	459	3,954	724
Accrued expenses and other liabilities	34,623	38,176	(5,433)
Deferred revenue	97,029	78,671	41,810
Operating lease liabilities	(8,890)	(5,703)	(6,189)
Net cash provided by operating activities	12,608	36,730	21,853
Investing activities
Purchases of property and equipment	(15,782)	(12,383)	(7,202)
Capitalized software development costs	(33,648)	(15,248)	(11,764)
Purchases of strategic investments	(3,959)	(4,300)	-
Purchases of marketable securities	(369,206)	-	-
Maturities of marketable securities	85,632	-	-
Originations of materials financing	(23,489)	-	-
Customer repayments of materials financing	18,685	-	-
Acquisition of businesses, net of cash acquired	-	(509,837)	(14,545)
Settlement of post-close working capital adjustments from business combinations	1,291	-	-
Net cash used in investing activities	(340,476)	(541,768)	(33,511)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	-	-	177,916
Proceeds from issuance of Series I redeemable convertible preferred stock warrant	-	-	11,923
Proceeds from initial public offering	-	665,129	-
Proceeds from stock option exercises	22,364	43,086	31,176
Proceeds from exercise of Series I redeemable convertible preferred stock warrant	-	-	55,000
Payments of debt issuance costs	-	-	(93)
Proceeds from employee stock purchase plan	22,133	9,475	-
Payments of deferred offering costs	(270)	(3,880)	(2,300)
Payments of deferred business acquisition consideration	(3,870)	(475)	(165)
Principal payments under finance lease agreements, net of proceeds from lease incentives	(1,705)	(1,509)	(1,340)
Net cash provided by financing activities	38,652	711,826	272,117
Net (decrease) increase in cash, cash equivalents and restricted cash	(289,216)	206,788	260,459
Effect of exchange rate changes on cash	(180)	(829)	966
Cash, cash equivalents and restricted cash, beginning of period	589,212	383,253	121,828
Cash, cash equivalents and restricted cash, end of period	$299,816	$589,212	$383,253

The accompanying notes are an integral part of these consolidated financial statements.

Procore Technologies, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2022	2021	2020
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$296,712	$586,108	$379,907
Restricted cash, current at end of period included in prepaid expenses and other current assets	-	-	242
Restricted cash, non-current at end of period included in other assets	3,104	3,104	3,104
Total cash, cash equivalents and restricted cash at end of period shown in the consolidated statements of cash flows	$299,816	$589,212	$383,253
Supplemental disclosure of cash flow information
Cash paid for interest other than finance leases	$94	$186	$150
Cash paid for income taxes, net of refunds received	700	419	32
Stock-based compensation capitalized for cloud-computing arrangement costs	256	346	32
Cash received for lease incentives	2,024	1,490	1,117
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	2,017	2,076	2,131
Operating cash flows from operating leases	12,092	8,346	8,613
Financing cash flows from finance leases	1,906	1,710	1,542
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses at year end	1,472	2,758	1,091
Capitalized software development costs included in accounts payable and accrued expenses at year end	1,645	1,287	168
Deferred offering costs included in accounts payable and accrued expenses at year end	-	270	1,636
Indemnity holdback consideration associated with business combinations included in other current liabilities at year end	-	4,050	475
Stock-based compensation capitalized for software development	8,562	4,901	543
Conversion of available-for-sale debt securities into equity securities	3,680	-	-
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	-	728,375	-
Issuance of common stock as consideration in business combinations	-	58,028	3,885
Right of use assets obtained in exchange for operating lease liabilities	10,198	1,857	22,063
Noncash net change due to operating lease remeasurement	(1,642)	9	(1,592)

The accompanying notes are an integral part of these consolidated financial statements.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of business

Procore Technologies, Inc. (together with its subsidiaries, “Procore” or the “Company”) provides a cloud-based construction management platform and related products and services that allow the construction industry’s key stakeholders, such as owners, general contractors, specialty contractors, architects, and engineers, to collaborate on construction projects.

The Company was incorporated in California in 2002 and re-incorporated in Delaware in 2014. The Company is headquartered in Carpinteria, California, and has operations globally.

Initial Public Offering

The Company’s registration statement on Form S-1 related to its initial public offering (“IPO”) was declared effective on May 19, 2021, and the Company’s common stock began trading on the New York Stock Exchange on May 20, 2021. On May 24, 2021, the Company completed its IPO, in which it issued and sold 10,410,000 shares of common stock at a price of $67.00 per share, including 940,000 shares of common stock pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The Company received $665.1 million in net proceeds, after deducting underwriting discounts and commissions of $32.3 million and before other offering costs of $7.5 million. At the closing of the IPO, all outstanding shares of redeemable convertible preferred stock were automatically converted into an aggregate of 85,331,278 shares of common stock on a one-for-one basis.

Upon the effectiveness date of the registration statement for the IPO, the performance vesting condition of restricted stock units (“RSUs”) was met, and the Company recognized $115.3 million of stock-based compensation expense in its consolidated statement of operations and comprehensive loss, for the portion of the service period completed by employees and non-employees from the grant date through the effectiveness date of the registration statement for the IPO.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements include the financial statements of Procore Technologies, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Certain balances have been reclassified to conform to current year presentation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates its estimates and assumptions for continued reasonableness, primarily with respect to revenue recognition, the period of benefit of contract cost assets, the fair value of assets acquired and liabilities assumed in a business combination, stock-based compensation expense, including the fair value of the Company’s common stock prior to the effective date of the Company’s IPO, the recoverability of goodwill and long-lived assets, useful lives of long-lived assets, capitalization of software development costs, income taxes, including related reserves and allowances, and self-insurance reserve estimates. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable. Actual results could differ from the Company’s estimates.

The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted. As of the date these consolidated financial statements were issued, the COVID-19 pandemic did not have a significant impact on the Company’s estimates or judgments. Judgments and assumptions may change as new events occur, additional information is obtained, and as other factors arise related to the

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

COVID-19 pandemic and economic recovery that could result in a meaningful impact on the Company’s consolidated financial statements in future reporting periods.

Segments

The Company operates as a single operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer. In recent years, the Company has completed a number of acquisitions which have allowed it to expand its platform capabilities and related product and service offerings.

While the Company provides different product and service offerings, including as a result of its acquisitions, its business operates as one operating segment because its CODM evaluates the Company’s financial information for purposes of assessing financial performance and allocating resources on a consolidated basis.

Cash, cash equivalents, and restricted cash

The Company classifies all investments that are readily convertible to known amounts of cash and have maturities of three months or less from the date of purchase as cash equivalents, which are carried at fair value. Cash includes cash held in checking and savings accounts. As of December 31, 2022 and 2021, cash equivalents comprised money market funds that were recorded at fair value which approximates amortized cost.

From time to time, the Company posts cash collateral to satisfy certain contractual arrangements that may arise in the normal course of business and that is contractually restricted as to use. Restricted cash is included in other assets on the accompanying consolidated balance sheets and consists of funds required to secure certain corporate credit card accounts. The Company held $3.1 million of restricted cash as of December 31, 2022 and 2021.

Marketable securities

Investments with stated maturities of greater than three months are classified as marketable securities, which consist of U.S. treasury securities, commercial paper, corporate notes and obligations, and time deposits. The Company determines the appropriate classification of each investment at the time of purchase and re-evaluates such classification at each balance sheet date. The Company classifies each marketable debt security as either short-term or long-term at each balance sheet date based on the underlying investment’s contractual maturity date. Short-term investments are investments with an original maturity date of less than one year when purchased. All marketable securities held as of December 31, 2022 are classified and accounted for as short-term available-for-sale debt securities, which are carried at fair value.

The Company periodically assesses its portfolio of marketable securities for impairment. The Company evaluates each investment in an unrealized loss position to determine if any portion of the unrealized loss is related to credit losses. In determining whether a credit loss may exist, the Company considers the extent of the unrealized loss position, any adverse conditions specifically related to the security or the issuer’s operating environment, the pay structure of the security, the issuer’s payment history, and any changes in the issuer’s credit rating. Unrealized losses on marketable securities due to expected credit losses are recognized in other (expense) income, net in the accompanying consolidated statements of operations and comprehensive loss, and any excess unrealized gains and losses, net of tax, that are not due to expected credit losses are included in accumulated other comprehensive loss, a component of stockholders’ equity. During the year ended December 31, 2022, there were no credit losses recorded on marketable securities. Interest recorded on marketable securities is recorded in interest income on the accompanying consolidated statements of operations and comprehensive loss.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, investments in marketable securities, accounts receivable, and materials financing receivables.

The Company maintains its cash, cash equivalents, and restricted cash balances with major financial institutions that may at times exceed federally insured limits. However, the Company believes that these financial institutions are financially sound with minimal credit risk.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

Investments in marketable securities consist primarily of investment-grade securities and the Company’s investment policy limits the amount of credit exposure to any individual issuer.

Accounts receivable are recorded at the invoiced amounts, do not require collateral or bear interest, and mainly result from subscriptions to access the Company’s software products. The Company regularly assesses the need for allowances for expected losses from these accounts receivable. Each reporting period, the Company evaluates the collectability of its accounts receivable based on a number of factors such as the age of the receivables, credit quality, historical experience, and current and future economic conditions that may affect a customer’s ability to pay. At December 31, 2022 and 2021, the Company’s allowance for expected credit losses was $4.1 million and $2.4 million, respectively. No customer represented 10% or more of the consolidated accounts receivable balance as of December 31, 2022 and 2021. No single customer accounted for 10% or more of total revenue for the years ended December 31, 2022, 2021, and 2020.

The Company also has receivables related to its materials financing program that finances customers’ purchases of construction materials on deferred payment terms. The related allowance recorded on the Company’s materials financing receivables is primarily based on expectations of credit losses based on historical loss data as well as macroeconomic factors. At December 31, 2022, the Company’s allowance for expected credit losses related to its materials financing program was $2.1 million, and was immaterial at December 31, 2021.

Materials financing revenues and receivables

In connection with its acquisition of Express Lien, Inc. (d/b/a Levelset) (“Levelset”) in November 2021, the Company assumed a materials financing program, which facilitates the purchase of construction materials from fulfillment partners (the Company’s suppliers) on behalf of its customers, allowing such customers to finance their materials purchases from the Company on deferred payment terms. The fulfillment partner is primarily responsible for fulfilling the materials purchases and the Company does not have control over such materials. The Company earns revenues from origination fees and finance charges on the amounts it finances for customers on deferred payment terms, which are typically 120 days. Such fees earned are computed and recognized based on the effective interest method and are presented net of any related reserves and amortization of deferred origination costs.

Gross receivables outstanding from customers under the materials financing program were $13.6 million and $4.4 million as of December 31, 2022 and 2021, respectively. Materials financing receivables, net of allowances, are recorded within prepaid expenses and other current assets on the accompanying consolidated balance sheets.

Foreign currency transactions and translation

The functional currency of the Company’s foreign subsidiaries in Australia, Canada, and England is primarily the local currency of such countries, and the functional currency of the Company’s subsidiaries in Mexico, Egypt, Singapore, United Arab Emirates, France, and Ireland is U.S. dollars. For foreign subsidiaries where the functional currency is the local currency of such countries, assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, stockholders’ equity is translated at the applicable historical exchange rate, and revenue and expenses are translated using the average exchange rates during the period. The effect of exchange rate changes resulting from the translation of the foreign subsidiary financial statements is accounted for as a component of accumulated other comprehensive loss.

In addition, the Company incurs foreign currency transaction gains and losses, including those related to intercompany agreements among the Company and its subsidiaries, which are recorded in other (expense) income, net in the accompanying consolidated statements of operations and comprehensive loss. Foreign currency gains and losses were not material for the years ended December 31, 2022, 2021, and 2020.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are expensed as incurred, while renewals and betterments are capitalized. Depreciation expense is computed on a straight-line basis over the estimated lives of the assets as follows:

Asset Classification	Estimated Useful Life

Leasehold improvements	Lesser of 15 years or lease term
Building improvements	Lesser of 20 years or lease term
Furniture and fixtures	5 years
Computers and equipment	3 years
Purchased software	Contractual term

Leases

The Company determines an arrangement is a lease at inception if it is both able to identify an asset and conclude it has the right to control the identified asset. Leases are classified as finance or operating based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is comprised of amortization of the right of use (“ROU”) asset and interest expense recognized based on an effective interest method for finance leases, or as a single lease cost recognized on a straight-line basis over the term of the lease for operating leases. Leases are included in ROU assets, other current liabilities, and long-term finance and operating lease liabilities within the accompanying consolidated balance sheets. Leases with expected terms of 12 months or less are not recorded on the accompanying consolidated balance sheets. Certain leases contain provisions that allow the Company to be reimbursed by the landlord for specified tenant improvements that are subject to final approval prior to being paid. The Company estimates the likelihood that it will incur and be reimbursed for such costs at the commencement of the lease and reduce the ROU liability for the discounted future cash receipt, with a corresponding offset to the ROU asset.

ROU assets represent the Company’s right to control an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the expected lease term. The Company’s leases do not provide an implicit rate, therefore the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the discount rate used to calculate the present value of minimum lease payments. The incremental borrowing rate used is estimated based on what the Company would be required to pay for a collateralized loan over a similar term. The Company’s leases do not include any residual value guarantees, bargain purchase options, or asset retirement obligations.

The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. The Company’s agreements may contain variable lease payments. The Company includes variable lease payments that depend on an index or a rate in the calculation of the ROU lease liabilities and exclude those which depend on facts or circumstances occurring after the commencement date, other than the passage of time.

Self-insurance reserves

In January 2022, the Company elected to partially self-fund its health insurance plan. To reduce its risk related to high-dollar claims, the Company maintains individual stop-loss insurance. The Company estimates its exposure for claims incurred at the end of each reporting period, including claims not yet reported, with the assistance of an independent third-party actuary. As of December 31, 2022, the Company’s net self-insurance accrual was $1.9 million, included within other current liabilities on the accompanying consolidated balance sheet.

Strategic investments

Investments in equity securities

The Company holds investments in equity securities of certain privately held companies, which do not have readily determinable fair values. The Company does not have a controlling interest or significant influence in these companies. The Company has elected to measure the non-marketable equity securities at cost, with remeasurements to fair value only upon the

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

occurrence of observable price changes in orderly transactions for the identical or similar securities of the same issuer, or in the event of any impairment. This election is reassessed each reporting period to determine whether a non-marketable equity security has a readily determinable fair value, in which case the security would no longer be eligible for this election. All gains and losses on such equity securities, realized and unrealized, are recorded in other (expense) income, net on the accompanying consolidated statements of operations and comprehensive loss. The Company evaluates its non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. If an impairment exists, a loss is recognized in the accompanying consolidated statements of operations and comprehensive loss for the amount by which the carrying value exceeds the fair value of the investment.

Investments in limited partnership funds

The Company also holds investments in certain limited partnership funds. The Company does not hold a controlling interest or significant influence in these limited partnerships. The fair value of such investments is valued using the Net Asset Value (“NAV”) provided by the fund administrator as a practical expedient.

Available-for-sale debt securities

The Company also holds certain investments in debt securities of privately held companies, which are classified as available-for-sale debt securities. Such available-for-sale debt securities are recorded at fair value with changes in fair value recorded in other comprehensive income or loss. The Company periodically reviews its available-for-sale debt securities to determine if there has been an other-than-temporary decline in fair value. If the impairment is deemed other-than-temporary, the portion of the impairment related to credit losses is recognized in other (expense) income, net in the accompanying consolidated statements of operations and comprehensive loss, and the portion related to non-credit related losses is recognized as a component of comprehensive loss.

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

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

Although the Company believes the assumptions and estimates it has made are reasonable and appropriate, they are based in part on historical experience and information that may be obtained from management of the acquired company and are inherently uncertain.

Intangible assets and goodwill

All of the Company’s intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from three to 10 years. The Company evaluates the recoverability of intangible assets periodically by considering events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

Goodwill is tested for impairment at the reporting unit level (i.e., the operating segment or one level below an operating segment). The Company has one reporting unit and tests goodwill impairment on an annual basis during the fourth quarter of the Company’s fiscal year, and between annual tests if an event occurs or circumstances change that indicate that goodwill may be impaired. In assessing impairment, the Company has the option to first assess qualitative factors to determine whether or not a reporting unit is more likely than not impaired. Alternatively, the Company may perform a quantitative impairment assessment or if the qualitative assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying amount, a quantitative analysis is required. The quantitative analysis compares the estimated fair value of the reporting unit with its respective carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, including goodwill, goodwill is considered not to be impaired. If the fair value is less than the carrying amount, including goodwill, then a goodwill impairment charge is recorded by the amount that the carrying value exceeds the fair value, up to the carrying amount of goodwill.

Capitalized software development costs

The Company capitalizes certain development costs incurred in connection with the development of internal-use software. Costs incurred in the preliminary stages of development are expensed as incurred. Once the preliminary stage is complete, internal and external direct costs are capitalized until the developed software is substantially complete and ready for its intended use. Costs incurred for post-implementation activities, training, maintenance, and minor upgrades and enhancements without adding additional functionality are expensed as incurred. Capitalized internal-use software costs primarily relate to the development of and major enhancements to the Company’s cloud-based software as a service (“SaaS”) construction management platform and related software products. Capitalized software development costs related to the Company’s platform are amortized on a straight-line basis over the developed software’s estimated useful life of two years and the related amortization expense is recorded in cost of revenue within the accompanying consolidated statements of operations and comprehensive loss.

The Company also capitalizes certain software development costs which are used internally, rather than developments to the Company’s platform. Such costs are amortized on a straight-line basis over the developed software’s estimated useful life, which is generally five years, and the related amortization expense is recorded in operating expenses within the accompanying consolidated statements of operations and comprehensive loss.

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

As of December 31, 2022 and 2021, the carrying value of the Company’s financial instruments included in current assets and current liabilities (including accounts receivable, accounts payable and accrued expenses) approximate fair value due to

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

the short-term nature of such items. The Company measures its cash held in money market funds, marketable securities, and investments in available-for-sale debt securities at fair value each reporting period. The estimation of fair value for available-for-sale debt securities in private companies requires the use of significant unobservable inputs, and as a result, the Company classifies these assets as Level 3 within the fair value hierarchy.

The Company’s investments in equity securities of privately held companies are recorded at fair value on a non-recurring basis. For investments without a readily determinable fair value, the Company looks to observable transactions, such as the issuance of new equity by an investee, as indicators of investee enterprise value and uses them to estimate the fair value of the investments. The Company’s investments in limited partnerships are valued using NAV as a practical expedient and therefore excluded from the fair value hierarchy.

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

Revenue recognition

The Company generates substantially all of its revenue from subscriptions for access to its software products and related support. The software products are hosted on its cloud-based SaaS construction management platform. Subscriptions are sold for a fixed fee and revenue is recognized ratably over the term of the subscription. The Company’s subscription agreements generally have annual or multi-year terms, are typically subject to renewal at the end of the subscription term, are generally non-cancelable, and do not provide for refunds to customers or any other right of return. The Company generally invoices its customers at the beginning of each annual subscription period, and to a lesser extent, on a quarterly or monthly basis. To the extent the Company invoices its customers in advance of revenue recognition, it records deferred revenue. Consequently, a portion of the revenue that is reported each period is attributable to the recognition of revenue previously deferred and related to subscriptions that the Company entered into during previous periods. Subscription fees are generally due and payable upon receipt of invoice by the Company’s customers or within 30 days of the stated billing date. The Company does not provide the customer with the right to take possession of its software products at any time.

The Company determines revenue recognition through the following steps:

•	identification of the contract, or contracts, with a customer;
•	identification of the performance obligations in the contract;
•	determination of the transaction price;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company executes a signed contract with the customer that specifies services to be provided, the payment amounts and terms, and the period of service, among other terms.

The Company’s contracts with customers often include promises to perform multiple services. Determining whether services are considered distinct performance obligations that should be accounted for separately or together may require judgment. The contracts with customers include access to the Company’s products and support over the subscription period. Access to software products and support represents a series of distinct services as the Company fulfills its obligation to the customer and the customer receives and consumes the benefits of the software products and support over the subscription term. The series of distinct services represents a single performance obligation.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

The transaction price is determined by the stated fixed fees in the contract, excluding any related sales tax. None of the Company’s contracts include a significant financing component.

The Company recognizes revenue ratably over the term of the subscription agreement beginning on the date that access to its products is made available to the customer.

Deferred revenue

Contract liabilities consist of revenue that is deferred when the Company has the contractual right to invoice in advance of transferring services to its customers. Substantially all deferred revenue at the beginning of 2022, 2021, and 2020 was recognized as revenue within the following 12 month period.

Remaining performance obligation

The transaction price allocated to remaining performance obligations represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancelable contracts that will be invoiced and recognized as revenue in future periods. As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $797.5 million, of which the Company expects to recognize approximately 70% as revenue in the next 12 months and substantially all of the remainder between 12 and 36 months thereafter.

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

The following table presents the changes in contract cost assets (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$42,919	$33,052	$30,799
Additions	41,750	25,978	16,019
Amortization	(20,592)	(16,111)	(13,766)
Ending balance	$64,077	$42,919	$33,052

Cost of revenue

Cost of revenue primarily consists of personnel-related compensation expenses for the Company’s customer support team, including salaries, benefits, stock-based compensation, payroll taxes, commissions, and bonuses. Cost of revenue also includes third-party hosting costs, software license fees, amortization of acquired technology intangible assets, amortization of capitalized software development costs related to the Company’s platform, and allocated overhead.

Operating expenses

The Company’s operating expenses consist of sales and marketing, research and development, and general and administrative expenses. For each of these categories of expense, personnel-related compensation expenses are the most significant component, which include salaries, stock-based compensation, commissions, benefits, payroll taxes, bonuses, and severance expenses.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

Sales and marketing

Sales and marketing expenses primarily consist of personnel-related compensation expenses for the Company’s sales and marketing organizations, advertising costs, marketing events, travel, trade shows and other marketing activities, contractor costs to supplement the Company’s staff levels, consulting services, amortization of acquired customer relationship intangible assets, and allocated overhead. Advertising costs are expensed as incurred. During the years ended December 31, 2022, 2021, and 2020, the Company incurred advertising costs of $37.2 million, $27.2 million, and $18.2 million, respectively.

Research and development

Research and development expenses primarily consist of personnel-related compensation expenses for the Company’s engineering, product, and design teams, contractor costs to supplement the Company’s staff levels, consulting services, amortization of certain acquired intangible assets used in research and development activities, and allocated overhead.

General and administrative

General and administrative expenses primarily consist of personnel-related compensation expenses for the Company’s finance, information technology, executive, human resources, legal, and other administrative functions. Additionally, general and administrative expenses include non-personnel-related expenses, such as professional fees for audit, legal, tax, and other external consulting services, including acquisition-related transaction expenses, costs associated with operating as a public company, including insurance costs, professional services, investor relations, and other compliance costs, property and use taxes, licenses, travel and entertainment costs, and allocated overhead.

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

Series I redeemable convertible preferred stock warrant liability

In March 2020, the Company issued a warrant to purchase 1,452,513 shares of Series I redeemable convertible preferred stock (the “Series I warrant”). The Series I warrant was recorded as a liability on the consolidated balance sheet at fair value of $11.9 million at the time of issuance. Subsequent changes in the fair value of the Series I warrant each reporting period were recorded in the consolidated statements of operations and comprehensive loss, until the Series I warrant was exercised in December 2020. The Company issued 1,452,513 shares of Series I redeemable convertible preferred stock for proceeds of $55.0 million upon exercise of the Series I warrant. The fair value measurements used in determining the fair value of the Series I warrant liability were categorized as Level 3 on the fair value hierarchy because they were based on unobservable inputs and management’s judgment due to the absence of quoted market prices and inherent lack of liquidity of such financial instruments. The following inputs were used in the Black-Scholes option pricing model in determining the fair value of the Series I warrant liability for the period from issuance date to September 30, 2020:

Fair value of Series I redeemable convertible preferred stock per share	$35.04 to $49.95
Risk-free interest rate	0.10% to 0.16%
Expected term (in years)	0.5 to 1.0
Estimated dividend yield	0.00%
Estimated weighted-average volatility	59.10% to 67.80%

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

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

Income taxes

The Company accounts for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the carrying amounts for financial reporting purposes and the tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates anticipated to be in effect when those tax assets and liabilities are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the accompanying consolidated statements of operations and comprehensive loss in the period that includes the enactment date.

A valuation allowance is established if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risk associated with estimates of future taxable income in assessing the need for a valuation allowance. Significant judgment is required in determining the provision for (benefit from) income taxes and deferred tax assets and liabilities.

The Company recognizes a tax benefit from an uncertain position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on its technical merits. If this threshold is met, the Company measures the tax benefit as the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement.

The Company recognizes penalties and interest accrued with respect to uncertain tax positions, if any, in the provision for (benefit from) income taxes in the accompanying consolidated statements of operations and comprehensive loss. Accrued penalties and interest related to uncertain tax positions were not material to any period presented.

Recently adopted accounting pronouncements

Simplifying the Accounting for Convertible Instruments

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) – Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The new guidance simplifies the accounting for certain financial instruments by removing certain separation models required under current U.S. GAAP, including the beneficial conversion feature and cash conversion feature. ASU 2020-06 also improves and amends the related earnings per share guidance for both Subtopics. ASU 2020-06 is effective for public business entities for fiscal years beginning after December 15, 2021 and interim periods within that fiscal year. On January 1, 2022, the Company adopted ASU 2020-06, using the full retrospective approach. As a result, the Company restated its consolidated statements of operations and comprehensive loss and consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) as of and for the year ended December 31, 2020 by removing the impacts of the beneficial conversion feature recognized related to the Series I warrant from these financial statement schedules. Earnings per share for the period were also restated, as the beneficial conversion feature on preferred stock of $3.0 million was previously recorded as a deemed dividend,

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

which was added to the total net loss attributable to common stockholders used to calculate basic and diluted net loss per share attributable to common shareholders.
3.	INVESTMENTS

Marketable securities

Marketable securities consisted of the following as of December 31, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$86,666	$7	$(196)	$86,477
Commercial paper	73,234	6	(326)	72,914
Corporate notes and obligations	65,150	-	-	65,150
Time deposits	60,951	1	-	60,952
Total marketable securities	$286,001	$14	$(522)	$285,493

All marketable securities held as of December 31, 2022 had a contractual maturity of less than one year. During the year ended December 31, 2022, there were maturities of marketable securities of $85.6 million. There were no sales or impairments of marketable securities during 2022. The Company held no marketable securities as of December 31, 2021.

Strategic investments

In connection with the acquisition of Levelset in November 2021, further discussed in Note 7, the Company acquired a convertible promissory note (“Convertible Note”) in a privately held company. At the acquisition date, the fair value of the Convertible Note was $3.0 million. The Convertible Note is classified as an available-for-sale debt security. Strategic investment activity during the year ended December 31, 2022 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Available-for-Sale Debt Securities	Total
Balance as of December 31, 2021	$3,882	$-	$3,450	$7,332
Interest accrued	-	-	105	105
Purchases of strategic investments	-	3,609	350	3,959
Conversion of available-for-sale debt securities into equity securities	3,680	-	(3,680)	-
Unrealized (losses) gains	(139)	(207)	130	(216)
Impairment losses	(137)	-	-	(137)
Balance as of December 31, 2022	$7,286	$3,402	$355	$11,043

Strategic investment activity during the year ended December 31, 2021 is summarized as follows (in thousands):

	Equity Securities	Available-for-Sale Debt Securities	Total
Balance as of December 31, 2020	$-	$-	$-
Purchases of strategic investments	3,850	450	4,300
Convertible note acquired in connection with a business combination	-	3,000	3,000
Unrealized gains	32	-	32
Balance as of December 31, 2021	$3,882	$3,450	$7,332

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

Strategic investments are recorded in other assets in the accompanying consolidated balance sheets. As of December 31, 2022, in connection with the Company’s investments in limited partnerships, it has a contractual obligation to provide additional investment funding of up to $6.4 million at the option of the investees. No impairment losses were recorded during the year ended December 31, 2021.

4.FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial assets measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$30,200	$-	$-	$30,200
Marketable securities:
U.S. treasury securities	86,477	-	-	86,477
Commercial paper	-	72,914	-	72,914
Corporate notes and obligations	-	65,150	-	65,150
Time deposits	-	60,952	-	60,952
Strategic investments:
Investments in available-for-sale debt securities	-	-	355	355
Total	$116,677	$199,016	$355	$316,048

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$514,907	$-	$-	$514,907
Strategic investments:
Investments in available-for-sale debt securities	-	-	3,450	3,450
Total	$514,907	$-	$3,450	$518,357

5.	PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Leasehold improvements	$28,023	$25,529
Building improvements	6,311	6,311
Furniture and fixtures	11,679	10,339
Computers and equipment	18,264	14,772
Purchased software	859	771
Property and equipment	65,136	57,722
Less: accumulated depreciation and amortization	(25,943)	(20,885)
Property and equipment, net	$39,193	$36,837

Depreciation and amortization expense was $11.1 million, $7.8 million, and $6.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

6.	LEASES

The Company has primarily entered into lease arrangements for office space, in addition to other miscellaneous equipment. The Company’s leases have initial non-cancelable lease terms ranging from one to 10 years. Some of the Company’s lease arrangements include options to extend the term of the leases for up to 10 years. However, the lessor does not have the option to cancel any of the Company’s leases prior to the end of the remaining contractual term. Judgment is required when determining the minimum non-cancelable term of the lease. The Company includes options to extend or terminate the lease term that are reasonably certain of exercise. If facts and circumstances regarding those judgments change in future periods, the Company reassesses its initial estimate of the term. The Company’s corporate headquarters offices have initial lease terms expiring in 2027, and a 10 year renewal option that the Company is reasonably certain it will exercise. The Company determined that the present value of lease payments represents substantially all of the fair value of the underlying leased asset and therefore recognizes its corporate headquarters as a finance lease.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Finance lease cost:
Amortization of right of use assets	$2,705	$2,683	$2,676
Interest on lease liabilities	2,017	2,076	2,131
Operating lease cost	11,526	8,943	8,045
Short-term lease cost	674	47	1,643
Variable lease cost	5,667	4,370	4,410
Total lease cost	$22,589	$18,119	$18,905

Supplemental information related to leases is as follows (in thousands):

	December 31,
	2022	2021
Operating Leases
Operating right of use assets	$41,934	$44,052
Amount included within other current liabilities	8,801	6,158
Operating lease liabilities, non-current	38,087	41,573
Total operating lease liabilities	$46,888	$47,731
Finance Leases
Finance right of use assets	$37,026	$39,623
Amount included within other current liabilities	1,854	1,684
Finance lease liabilities, non-current	45,578	47,344
Total finance lease liabilities	$47,432	$49,028

	December 31,
	2022	2021	2020
Weighted-average remaining lease term (in years)
Finance leases	14.2	15.2	16.2
Operating leases	6.6	7.8	8.7
Weighted-average discount rate
Finance leases	4.20%	4.20%	4.20%
Operating leases	2.89%	2.76%	2.86%

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

Maturities of lease payments for leases where the lease commencement date commenced on or prior to December 31, 2022 are as follows (in thousands):

Years Ending December 31,	Operating	Finance	Total
2023	$9,900	$3,806	$13,706
2024	8,138	3,886	12,024
2025	7,226	4,007	11,233
2026	6,808	4,120	10,928
2027	5,198	4,282	9,480
Thereafter	14,384	43,959	58,343
Total lease payments	$51,654	$64,060	$115,714
Less imputed interest	(4,766)	(16,628)	(21,394)
Total	$46,888	$47,432	$94,320

As of December 31, 2022, operating lease payments for leases greater than one month, but less than 12 months in duration were not significant.

As of December 31, 2022, the Company had undiscounted commitments of $2.7 million for an operating lease that had not yet commenced, and therefore are not included in the right-of-use assets or operating liabilities in the consolidated balance sheet. This operating lease commenced in 2023 with a lease term of two years.
7.	BUSINESS COMBINATIONS

Levelset

On November 2, 2021, the Company completed the acquisition of all outstanding equity of Levelset, a lien rights management company. The purpose of this acquisition is to add lien rights management to the Procore platform, enabling Procore to manage complex workflows and improve the payment process in construction. The acquisition was accounted for as a business combination.

The purchase consideration totaled $484.1 million, which consisted of the following (in thousands):

Cash consideration	$426,076
Fair value of common stock	58,028
Total purchase consideration	$484,104

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

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

The purchase price accounting for this acquisition is final.

Developed technology intangible asset represents the fair value of the Levelset’s technology, which was valued considering both the cost to rebuild and relief from royalty methods. Key assumptions under the cost to rebuild method include the estimated level of effort and related costs of reproducing or replacing the acquired technology. Key assumptions under the relief from royalty method include forecasted revenue to be generated from the developed technology, an estimated royalty rate applicable to the technology, and a discount rate. Developed technology is amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the technology are consumed, over its estimated useful life of seven years. The amortization expense is recorded in cost of revenue in the accompanying consolidated statements of operations and comprehensive loss.

Customer relationships represent the fair value of the underlying relationships with Levelset’s existing customers, which were valued using the avoided loss of income method, which quantifies the acquiree’s loss of income if it loses the right to existing customers. Key assumptions under the avoided loss of income method include forecasted revenue to be generated from and expenses to service the customer relationships, customer churn rate, and a discount rate. The customer relationship intangible asset is amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

customer relationships are consumed, over its estimated useful life of four years. The amortization expense is recorded in sales and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss.

The $348.3 million goodwill balance is primarily attributable to synergies and expanded market opportunities that are expected to be achieved from the integration of Levelset with the Company’s offerings and assembled workforce. The goodwill balance is not deductible for income taxes purposes.

To retain certain Levelset employees, the Company issued 199,670 RSAs which vest based on their continued employment over two years, further discussed in Note 14. The total grant date fair value of shares issued of $19.0 million was excluded from the purchase consideration and is recognized as post-combination expense over the service period on a straight-line basis. In February 2023, the Company recognized $4.8 million stock-based compensation related to early vested RSAs due to the departure of a certain Levelset employee.

In addition to issuing the RSAs discussed above, the Company also paid $11.0 million of cash retention payments that vest based on continued employment, at the close of the acquisition. The cash retention payments vest quarterly over a two-year service period and are subject to clawback if the service vesting condition is not met. The related compensation is recognized as post-combination expense over the service period on a straight-line basis. As of December 31, 2022, the remaining unvested amounts of $4.6 million are recorded in prepaid expenses and other current assets on the accompanying consolidated balance sheet, $3.1 million of which vested early in February 2023 due to the departure of a certain Levelset employee. As of December 31, 2021, $10.1 million of cash retention payments were subject to future vesting, of which $5.5 million was recorded in prepaid expenses and other current assets on the accompanying consolidated balance sheet, with the remainder recorded in other assets.

The acquisition-related transaction costs incurred by the Company of $5.0 million were expensed as incurred in the consolidated statements of operations and comprehensive loss. Levelset’s results of operations have been included in the Company’s consolidated financial statements from the acquisition date. The Company has not separately presented the revenue and operating losses of Levelset for the period from the acquisition date through December 31, 2021 as the impacts were not material to the consolidated financial statements.

The following unaudited pro forma financial information combines the results of operations for Procore and Levelset as if the closing of the acquisition had occurred on January 1, 2020 and adjusts for amortization of acquired intangible assets, transaction costs associated with the acquisition, compensation expense assuming the retention payments discussed above vested, stock-based compensation expense for RSUs granted to continuing employees discussed in Note 14 and the 199,670 shares of RSAs issued to certain key Levelset employees as discussed above, and tax benefits recorded as a result of the acquisition.

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

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

LaborChart

On October 21, 2021, the Company completed the acquisition of all outstanding equity of LaborChart, Inc. (“LaborChart”) for $76.2 million in cash purchase consideration. LaborChart is a labor management solution that facilitates labor scheduling, forecasting, office-to-field communications, certification tracking, data management, and labor analysis. The purpose of this acquisition is to enhance Procore’s existing labor management solution. The acquisition was accounted for as a business combination.

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

The purchase price accounting for this acquisition is final.

Developed technology intangible asset represents the fair value of LaborChart’s technology, which was valued considering both the cost to rebuild and relief from royalty methods. Key assumptions under the cost to rebuild method include the estimated level of effort and related costs of reproducing or replacing the acquired technology. Key assumptions under the relief from royalty method include forecasted revenue to be generated from the developed technology, an estimated royalty rate applicable to the technology, and a discount rate. Developed technology is amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the technology are consumed, over its estimated useful life of four years. The amortization expense is recorded in cost of revenue in the accompanying consolidated statements of operations and comprehensive loss.

Customer relationships represent the fair value of the underlying relationships with LaborChart’s existing customers, which were valued using the multi-period excess earnings method. Key assumptions under the multi-period excess earnings method include estimated future revenues, costs, cash flows, and a discount rate. The customer relationship intangible asset is amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the customer relationships are consumed, over its estimated useful life of ten years. The amortization expense is recorded in sales and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss.

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

To retain certain LaborChart employees, the Company held back $9.0 million of the cash purchase price, which will vest based on continued employment over a three-year period. The cash holdback amount was excluded from the purchase consideration and is recorded as post-combination expense over the service period on a straight-line basis. During the year ended December 31, 2022, the Company recorded $3.0 million of expense for the portion of the balance which vested in the

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

current year. In February 2023, the Company recorded $2.1 million of expense from the remaining unvested balance due to the departure of a certain LaborChart employee.

The Company has not separately presented pro forma results reflecting the acquisition of LaborChart, or revenue and operating losses of LaborChart for the period from the acquisition date through December 31, 2021 as the impacts were not material to the consolidated financial statements. The acquisition-related transaction costs were not material, and were expensed as incurred in the accompanying consolidated statements of operations and comprehensive loss.

Indus.ai Inc.

On May 3, 2021, the Company completed the acquisition of Indus.ai Inc. (“Indus”), a Canada-based privately held company that offers an artificial intelligence (“AI”)-powered analytics platform to provide actionable insights for the construction industry, by acquiring 100% of the outstanding voting interests in Indus for purchase consideration of $24.3 million in cash. Of the total purchase consideration, $4.1 million was held back to secure certain indemnification obligations (“Holdback Consideration”) in accordance with the stock purchase agreement, which was scheduled to be paid, subject to any indemnification claims, on the 18-month anniversary of the acquisition. The Holdback Consideration was recorded in other current liabilities on the consolidated balance sheet as of December 31, 2021. In November 2022, the Company paid $3.9 million in cash for the Holdback Consideration, net of indemnification claims. The purpose of this acquisition is to accelerate the development of the Company’s AI and machine learning solutions.

The purchase consideration was primarily allocated to the developed technology intangible asset with an estimated fair value of $14.8 million at the acquisition date, which was valued using the cost to rebuild method. Key assumptions under the cost to rebuild method include the estimated level of effort and related costs of reproducing or replacing the acquired technology. The fair value of the remaining acquired tangible and intangible net assets was immaterial. The Company also recorded a deferred tax liability of $2.0 million as a result of the acquisition. The Company recorded goodwill, which represents the excess of the purchase consideration over the tangible and intangible assets acquired and liabilities assumed, of $11.5 million relating to the acquisition. The goodwill balance is primarily attributed to the synergies expected and the skilled workforce acquired. Goodwill is not deductible for income tax purposes. The purchase price accounting for this acquisition is final.

Developed technology acquired is amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the technology are expected to be consumed, over its estimated useful life of five years. The amortization expense is recorded in research and development in the accompanying consolidated statements of operations and comprehensive loss, as the acquired developed technology will be used to improve the Company’s internal research and development capabilities.

The Company has not separately presented pro forma results reflecting the acquisition of Indus, or revenue and operating losses of Indus for the period from the acquisition date through December 31, 2021 as the impacts were not material to the consolidated financial statements. The transaction costs associated with the acquisition were not material, and were expensed as incurred as general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Esticom

On October 14, 2020, the Company acquired 100% of the outstanding voting interests of Esticom, Inc. ("Esticom"), a company that provides an estimating solution which enables contractors to determine the quantities of materials needed from project plans and specifications, and to calculate the cost estimates for the labor hours and materials required on a job. The purpose of this acquisition is to accelerate the development of the Company’s preconstruction solutions. The acquisition was accounted for as a business combination.

The total purchase consideration is comprised of the following (in thousands):

Cash consideration	$11,239
Fair value of common stock	3,885
Total purchase consideration	$15,124

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

At closing, the Company issued 96,749 shares of common stock for aggregate purchase consideration of $3.9 million. As the acquisition occurred prior to the Company’s IPO, the fair value of the common stock was determined by the Company’s board of directors (the “Board”), taking into account a contemporaneous independent valuation by a third-party valuation specialist commissioned by the Board. The fair value was estimated based on numerous objective and subjective factors including the Company’s historical performance, financial condition, and prospects, the value of companies that the Company considers peers, recent private stock sale transactions, the economic and competitive environment, the rights, preferences, and privileges of the Company’s redeemable convertible preferred stock, and the likelihood of achieving a liquidity event, such as an IPO.

In connection with the acquisition, 58,049 of the 96,749 shares of common stock were held back for potential breaches of representations and warranties, and were assigned to Esticom shareholders 18 months after the closing date. The transaction costs associated with the acquisition were not material and were expensed as incurred as general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

The major classes of assets and liabilities to which the Company allocated the purchase price were as follows (in thousands):

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

The purchase price accounting for this acquisition is final.

Developed technology is amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the technology are consumed, over its estimated useful life of five years. The amortization expense is recorded in cost of revenue in the accompanying consolidated statements of operations and comprehensive loss. The goodwill was primarily attributable to synergies that are expected to be achieved from the integration of Esticom with the Company’s current product offerings and assembled workforce. The goodwill balance is not deductible for income taxes purposes.

The Company has not separately presented pro forma results reflecting the acquisition of Esticom, or revenue and operating losses of Esticom for the period from the acquisition date through December 31, 2020 as the impacts are not material to the consolidated financial statements.

Avata Intelligence

On February 3, 2020, the Company acquired intellectual properties, rights and agreements from Avata Intelligence Inc. (“Avata”) for $3.8 million in cash consideration. As part of the acquisition, the Company also entered into employment agreements with the majority of Avata’s employees. The purpose of this acquisition is to accelerate the development of the Company’s AI and machine learning solutions.

The purchase consideration was primarily allocated to developed technology intangible assets with an estimated fair value of $2.2 million. The excess of the purchase consideration over the net assets acquired of $1.6 million was recorded as

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

goodwill. The amount of goodwill that is deductible for income tax purposes as of December 31, 2020 is $1.6 million. The purchase price accounting for this acquisition is final.
8.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets

The Company’s finite-lived intangible assets are summarized as follows (in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$157,130	$(41,968)	$115,162	5.1
Customer relationships	66,350	(18,559)	47,791	4.9
Total	$223,480	$(60,527)	$162,953	5.1

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$157,773	$(16,013)	$141,760	6.0
Customer relationships	66,350	(6,133)	60,217	5.7
Total	$224,123	$(22,146)	$201,977	5.9

The Company estimates that there is no significant residual value related to its intangible assets. Intangible assets amortization expense is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$22,428	$7,522	$3,315
Sales and marketing	12,425	3,600	1,728
Research and development	3,528	2,674	721
Total amortization of acquired intangible assets	$38,381	$13,796	$5,764

The following table outlines the estimated future amortization expense related to finite-lived intangible assets (in thousands):

Years Ending December 31,
2023	$37,033
2024	36,816
2025	33,373
2026	18,692
2027	17,797
Thereafter	19,242
Total	$162,953

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

Goodwill

The following table presents the changes in carrying amount of goodwill (in thousands):

	Year Ended December 31,
	2022	2021
Beginning balance	$540,922	$125,966
Additions	-	415,482
Other adjustments, net (1)	(1,794)	(526)
Ending balance	$539,128	$540,922
(1)	Includes post-closing working capital adjustments and the effect of foreign currency translation

The additions to goodwill in 2021 were due to the acquisitions of Levelset, LaborChart, and Indus, as disclosed in Note 7 to the consolidated financial statements. There was no impairment of goodwill during any period presented.
9.	CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company’s capitalized software development costs are summarized as follows (in thousands):

	December 31,
	2022	2021
Gross carrying amount	$100,431	$60,580
Accumulated amortization	(41,854)	(33,518)
Net capitalized software costs	$58,577	$27,062

Amortization of capitalized software was $10.9 million, $12.0 million, and $10.4 million for the years ended December 31, 2022, 2021, and 2020, respectively, and is recorded primarily in cost of revenue within the accompanying consolidated statements of operations and comprehensive loss.

During 2022, 2021, and 2020, the Company recorded expense for certain software development costs of $0.3 million, $0.6 million, and $3.7 million, respectively, within research and development expense in the accompanying consolidated statements of operations and comprehensive loss, relating to development projects the Company decided to abandon prior to completion.

The estimated amortization is comprised of (i) amortization of completed software and (ii) the expected amortization for software that is not yet complete based on its estimated economic lives and projected completion dates. The following table presents the remaining estimated amortization of capitalized software development costs as of December 31, 2022 (in thousands):

Years Ending December 31,
2023	$17,847
2024	22,561
2025	13,432
2026	3,277
2027	1,239
Thereafter	221
Total	$58,577

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

10.	ACCRUED EXPENSES

The following represents the components of accrued expenses contained within the Company’s consolidated balance sheets at the end of each period (in thousands):

	December 31,
	2022	2021
Accrued bonuses	$28,357	$18,890
Accrued commissions	20,389	10,786
Accrued salary, payroll tax, and employee benefit liabilities	34,113	25,997
Other accrued expenses	16,323	10,234
Total accrued expenses	$99,182	$65,907

11.	CREDIT FACILITY

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

As of December 31, 2021, the Company had letters of credit outstanding under the Credit Facility of $6.5 million to secure various U.S. and Australia leased office facilities. Upon termination of the Credit Facility, all outstanding letters of credit remain outstanding on an unsecured basis, without any requirement to set aside restricted cash. As of December 31, 2022, such letters of credit totaled $6.5 million.
12.	COMMITMENTS AND CONTINGENCIES

Purchase commitments

As of December 31, 2022, future unconditional purchase commitments for software service subscriptions and other services were as follows (in thousands):

Years Ending December 31,
2023	$19,454
2024	13,006
2025	7,573
2026	2,780
2027	2,900
Thereafter	2,500
Total	$48,213

In January 2023, the Company executed a renewal agreement for a total commitment of $45.0 million to be paid over the period from 2023 through 2025. The commitment is excluded from the table above as the agreement was not signed as of December 31, 2022.

Litigation

From time to time, the Company may be subject to various litigation matters arising in the ordinary course of business. However, the Company is not aware of any currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

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

The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. To date, the Company has not accrued a liability for these guarantees because the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.
13.	COMMON STOCK

Common stock

Upon the closing of its IPO, the Company filed an Amended and Restated Certificate of Incorporation which authorized 1,000,000,000 shares of common stock with a par value of $0.0001 per share, and 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share. Each share of common stock is entitled to one vote per share.
14.	STOCK-BASED COMPENSATION

Equity Incentive Plans

In May 2021, the Board adopted, and the stockholders approved, the 2021 Equity Incentive Plan (the "2021 Plan") with the purpose of granting stock-based awards, including stock options, stock appreciation rights, RSAs, RSUs, performance awards and other forms of awards, to employees, directors, and consultants. A total of 30,962,615 shares of common stock were authorized for issuance under the 2021 Plan in May 2021. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to (i) 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (ii) a lesser number of shares determined by the Board prior to the applicable January 1. Accordingly, on January 1, 2022, the number of shares of common stock that may be issued under the 2021 Plan increased by an additional 6,702,346 shares. As a result, as of December 31, 2022, a total of 37,664,961 shares of common stock are authorized for issuance under the 2021 Plan. As of December 31, 2022, a total of 28,427,078 shares of common stock were available for issuance under the 2021 Plan. No stock options have been issued under the 2021 Plan.

In June 2014, the Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which was amended in April 2020 to increase the number of shares of common stock authorized for issuance. The 2014 Plan provided for the issuance of incentive and non-statutory stock options to purchase common shares and the grant of other common stock awards to employees, officers, directors, and consultants of the Company. The 2014 Plan served as the successor to the Company’s 2012 Incentive Plan (the “2012 Plan”) and 2004 Equity Incentive Plan (the “2004 Plan”). On the date the Company adopted the 2014 Plan, any options issued and outstanding under the 2012 and 2004 Plans were substituted by options with identical terms to purchase the Company’s common stock under the 2014 Plan. On the date the 2021 Plan was adopted, no further shares could be issued under the 2014 Plan; however, all shares outstanding under the 2014 Plan remain subject to the terms of the 2014 Plan. Options issued under the 2014 Plan generally are exercisable for periods not to exceed 10 years and generally vest over a four to five-year period. The Company issues new shares upon exercise of stock-based awards.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

Stock options

No stock options were granted during the periods presented.

The following table summarizes the stock option activity during the year ended December 31, 2022 (aggregate intrinsic value in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at December 31, 2021	7,642,690	$12.98	6.1	$511,979
Exercised	(1,716,286)	13.00		75,066
Canceled/Forfeited	(202,632)	22.02
Outstanding at December 31, 2022	5,723,772	12.65	5.2	197,620
Exercisable at December 31, 2022	5,491,335	$12.20	5.1	$192,073

As of December 31, 2022, the total unrecognized stock-based compensation cost for unvested stock options was $1.8 million, which is expected to be recognized over a weighted-average period of 0.4 years. As of December 31, 2021, the total unrecognized stock-based compensation cost for unvested stock options was $12.2 million, which was expected to be recognized over a weighted-average period of 1.1 years.

Restricted stock units

In 2018, the Company began issuing RSUs to certain employees, officers, directors, and consultants. The RSUs granted prior to the Company’s IPO vested upon the satisfaction of both a service and a performance condition, if both conditions are met before the award’s expiration date. For certain awards, the performance condition was satisfied solely on the effective date of a registration statement for the Company’s IPO, and for other awards, the performance condition was satisfied on the earlier of either the effective date of a registration statement for the Company’s IPO or a change in control. RSUs granted with service vesting conditions generally vest over four years on either a quarterly or annual vesting schedule.

Prior to its IPO, given the Company’s common stock was not publicly traded, the grant date fair value of RSUs was determined based upon the fair value of the Company’s common stock. The Board exercised significant judgment in determining the fair value of the Company’s common stock with input from management, based on several objective and subjective factors. Factors considered by the Board included the price paid by investors for the Company’s common and preferred stock, actual and forecasted operating and financial performance, market conditions, performance of comparable publicly traded companies and transactions of comparable companies, developments and milestones within the Company, the rights, preferences, and privileges of its common and preferred stock, the likelihood of achieving a liquidating event, and the results of contemporaneous third-party valuations. The fair value was determined in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants, Valuation of Privately Held Company Equity Securities Issued as Compensation.

Subsequent to the completion of the Company’s IPO in May 2021, the fair value of RSUs was determined based on the trading price of its publicly traded common stock. The grant date fair value of RSUs granted during 2022, 2021, and 2020 was $326.4 million, $350.6 million, and $132.4 million, respectively.

Prior to the effective date of the registration statement for the Company’s IPO, achievement of the performance conditions was not probable. Upon the effective date of the registration statement for the Company’s IPO, the performance vesting condition for all RSUs granted was satisfied and the Company recognized on a graded vesting basis a cumulative catch-up stock-based compensation adjustment of $115.3 million in its consolidated statement of operations and comprehensive loss for the portion of the service period satisfied from the grant date through the effective date of the registration statement. Substantially all of the RSUs granted subsequent to the Company’s IPO vest based solely on continued service, which is generally over four years. The intrinsic value of RSUs vested during the years ended December 31, 2022 and 2021 was $156.9 million and $187.7 million, respectively.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2022, the total unrecognized stock-based compensation cost for all RSUs outstanding at that date was $399.3 million, which is expected to be recognized over a weighted-average vesting period of 2.5 years. As of December 31, 2021, the total unrecognized stock-based compensation cost for all RSUs outstanding at that date was $281.0 million, which was expected to be recognized over a weighted-average vesting period of 2.0 years.

The following table summarizes the RSU activity during the year ended December 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	6,622,684	$59.72
Granted	5,859,110	55.71
Vested	(2,845,174)	57.14
Canceled/Forfeited	(1,141,322)	58.80
Unvested at December 31, 2022	8,495,298	$57.94

Restricted stock awards

In November 2021, the Company issued 199,670 RSAs to certain key employees in connection with the acquisition of Levelset that vest based on their continued service over a two-year period. The fair value of the RSAs issued was $95.05 per share, which was the closing trading stock price of the Company’s common stock on the acquisition date. These shares are released from restriction quarterly over a two-year period assuming the continued service of the employees. As of December 31, 2022, 99,833 shares have vested. As of December 31, 2021, no shares had vested. During 2022 and 2021, the Company recognized stock-based compensation expense of $9.5 million and $1.6 million, respectively, relating to these shares.

In July 2019, the Company issued 205,464 restricted Series H-1 redeemable convertible preferred stock awards (“Series H-1 RSAs”) to certain employees at a grant date fair value of $26.75 in connection with the acquisition of Honest Buildings, Inc. These shares were released from restriction 50% on the first anniversary and 50% on the second anniversary of the acquisition date based on the continued service of the employees. Upon the closing of the Company’s IPO, the Series H-1 RSAs automatically converted into shares of restricted common stock on a one-for-one basis. As of December 31, 2021, all of the Series H-1 RSAs were fully vested. During the year ended December 31, 2021 and 2020, the Company recognized stock-based compensation expense of $1.6 million and $2.7 million, respectively, for these shares.

Sales of common stock

During the year ended December 31, 2021, certain of the Company’s investors acquired outstanding common stock from the Company’s employees. For the shares acquired at a price in excess of the estimated fair value of the Company’s common stock, the Company recorded stock-based compensation expense of $5.5 million for the period from January 1, 2021 through the Company’s IPO on May 20, 2021 for the difference between the price paid by the investors and the estimated fair value on the date of the transactions.

Employee Stock Purchase Plan

In May 2021, the Board adopted, and the stockholders approved, the ESPP, which became effective immediately prior to the effective date of the Company's IPO. A total of 2,600,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of the Company’s common stock reserved for issuance under the ESPP automatically increases on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year; and (ii) 3,900,000 shares, except before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Accordingly, on January 1, 2022, the number of shares of common stock reserved under the 2021 ESPP increased by an additional 1,340,469 shares.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

The offering periods are scheduled to start in May and November of each year. The first offering period commenced on the Company’s first day of trading on May 20, 2021 and comprised three purchase periods of approximately six months in length. The ESPP provides for consecutive offering periods that will typically have a duration of 12 months in length and comprise two purchase periods of six months in length, subject to reset and rollover provisions.

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

The fair value of the ESPP purchase rights on the date of grant using the Black-Scholes option pricing model was estimated using the following assumptions:

	December 31,
	2022	2021
Risk-free interest rate	1.47% to 4.55%	0.03% to 0.18%
Expected term (in years)	0.5 to 1.0	0.5 to 1.5
Estimated dividend yield	0.00%	0.00%
Estimated weighted-average volatility	61.14% to 72.69%	44.81% to 69.39%

The term for the ESPP purchase rights is the offering period. The Company estimates volatility using historical volatilities of a group of public companies in a similar industry and stage of life cycle, selected by management, for a period commensurate with the term. The interest rate is derived from government bonds with a similar term to the ESPP purchase right granted. The Company has not declared, nor does it expect to declare, dividends in the foreseeable future. Consequently, an expected dividend yield of zero was utilized. The fair value of the Company’s common stock used to value ESPP purchase rights is based on the trading price of its publicly traded common stock.

Employee payroll contributions accrued in connection with the ESPP were $4.7 million and $4.5 million as of December 31, 2022 and 2021, respectively, and are included within accrued expenses in the accompanying consolidated balance sheets. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders' equity on the purchase date. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period. During the years ended December 31, 2022 and 2021, the Company recorded stock-based compensation of $15.0 million and $8.5 million, respectively, in connection with the ESPP. During the years ended December 31, 2022 and 2021, 551,753 and 166,370 shares of the Company’s common stock were purchased under the ESPP, respectively.

As of December 31, 2022, unrecognized stock-based compensation expense related to the ESPP was $4.5 million, which is expected to be recognized over a weighted-average period of 0.4 years. As of December 31, 2021, unrecognized stock-based compensation expense related to the ESPP was $13.8 million, which was expected to be recognized over a weighted-average period of 0.6 years.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

Stock-based compensation

The Company recorded total stock-based compensation cost from stock options, RSUs, ESPP, RSAs, and sales of stock by employees in excess of fair value as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$7,253	$8,094	$1,722
Sales and marketing	53,397	68,755	13,385
Research and development	63,262	85,040	12,930
General and administrative	38,974	65,272	15,923
Total stock-based compensation expense	$162,886	$227,161	$43,960
Stock-based compensation capitalized for software development and cloud-computing arrangement implementation costs	8,818	5,247	575
Total stock-based compensation cost	$171,704	$232,408	$44,535

There were no net tax benefits recognized in the accompanying consolidated statements of operations and comprehensive loss for stock-based compensation arrangements for the years ended December 31, 2022, 2021, and 2020 due to the Company having a full valuation allowance against its deferred tax assets.
15.	INCOME TAXES

The domestic and foreign components of loss before provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(287,569)	$(289,187)	$(98,439)
Foreign	1,104	264	1,279
Total	$(286,465)	$(288,923)	$(97,160)

The provision for (benefit from) income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
State	$442	$480	$109
Foreign	307	255	209
Total	749	735	318
Deferred:
Federal	(34)	(17,841)	(1,072)
State	93	(6,301)	(297)
Foreign	(342)	(351)	58
Total	(283)	(24,493)	(1,311)
Provision for (benefit from) income taxes	$466	$(23,758)	$(993)

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

The following table provides a reconciliation between income taxes computed at the U.S. federal statutory rate and the Company's provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,
	2022	2021	2020
Computed expected income tax benefit	$(60,120)	$(60,674)	$(20,135)
State income taxes - net of federal income tax benefit	(10,197)	(17,171)	(2,450)
Change in valuation allowance	81,251	94,062	27,984
Non-deductible expenses	6,335	7,399	248
Series I warrant	-	-	7,767
Stock-based compensation	135	(30,523)	(5,307)
Tax credits (federal and state)	(16,863)	(16,957)	(9,039)
Foreign rate differential	35	35	(92)
Other	(110)	71	31
Provision for (benefit from) income taxes	$466	$(23,758)	$(993)

Significant components of the Company's deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss	$209,795	$194,839
Tax credits	58,724	42,845
Lease liabilities	23,203	24,032
Stock-based compensation	22,181	24,461
Capitalized software cost	39,582	-
Other	5,013	3,871
Total deferred tax assets	358,498	290,048
Valuation allowance	(282,337)	(204,182)
Total deferred tax assets, net	76,161	85,866

Deferred tax liabilities:
Lease assets	(19,296)	(20,696)
Acquired intangible assets	(39,497)	(48,163)
Capitalized software	-	(6,724)
Contract cost asset	(15,324)	(10,179)
Prepaid and accrued expenses	(2,897)	(2,021)
Other	(1,522)	(1,015)
Total deferred tax liabilities	(78,536)	(88,798)
Total	$(2,375)	$(2,932)

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

In assessing the realizability of deferred tax assets, management considers whether it is "more likely than not" that some portion or all of the deferred tax assets will be realized. Realization of future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Based on all available objective evidence management believes it is "more likely than not" that the net deferred tax assets will not be fully realizable in the U.S. and United Kingdom (“U.K.”) as of December 31, 2022 and 2021. Accordingly, the Company’s U.S. and U.K. net deferred tax assets have been fully offset by a valuation allowance. The Company periodically evaluates the recoverability of the deferred tax assets and when it is determined to be "more likely than not" that the deferred tax assets are realizable, the valuation allowance is reduced. The net deferred tax liability position at December 31, 2022 and 2021 was primarily related to the Company's Australia and Canada tax jurisdictions.

The following table summarizes the activity related to the valuation allowance (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$204,182	$112,389	$85,642
Current year change	78,155	114,639	28,123
Release of valuation allowance as a result of purchase accounting for business combinations	-	(22,846)	(1,376)
Ending balance	$282,337	$204,182	$112,389

At the date of acquisition of Levelset and LaborChart in 2021, each entity was in a net deferred tax liability position, primarily as a result of acquired intangible assets. These net deferred tax liabilities are an available source of income to realize the Company’s deferred tax assets. Accordingly, the Company released $24.2 million of valuation allowance which resulted in an income tax benefit in the consolidated statements of operations and comprehensive loss for 2021. The Company did not provide for U.S. income taxes on the undistributed earnings and other outside temporary differences of foreign subsidiaries as they are considered indefinitely reinvested outside the U.S. At December 31, 2022 and 2021, the amount of temporary differences related to undistributed earnings and other outside temporary differences upon which U.S. income taxes have not been provided is immaterial to these consolidated financial statements.

As of December 31, 2022, the Company had federal net operating loss carryforwards (“NOL carryforwards”) of $842.6 million, which are comprised of definite and indefinite net operating losses. At December 31, 2022 the Company had federal NOL carryforwards of approximately $156.5 million, which expire at various intervals from the years 2025 through 2037 and had NOL carryforwards of $686.1 million which do not expire. As of December 31, 2022, the Company has state net operating losses of $567.2 million, which will begin to expire in 2029. The Internal Revenue Code (the “IRC”) of 1986, as amended, imposes restrictions on the utilization of net operating losses and credits when a Company experiences a cumulative change in ownership of more than 50% over a three-year period. As of December 31, 2022, the Company completed an analysis to determine if the Company was subject to the provisions of IRC Section 382. Although a portion of the net operating losses and credit carryovers are subject to annual limitations, the Company has determined that it should be able to fully utilize these net operating losses and credit carryovers before they expire, provided the Company generates sufficient taxable income.

As of December 31, 2022, the Company had credits for research activities available for carryforward for federal income tax purposes of $54.2 million and for state income tax purposes of $27.5 million, which are available to offset future income tax in those jurisdictions and which began to expire in 2022 for federal and have no expiration for state.

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$17,010	$8,369	$6,749
Increases related to current period positions	5,915	7,158	2,439
(Decreases) increases related to prior period positions	(1,198)	1,483	(819)
Ending balance	$21,727	$17,010	$8,369

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

Due to the Company’s full valuation allowance on federal and state taxes, none of the unrecognized tax benefits would affect the Company’s effective tax rate, if recognized. The Company does not anticipate any significant increases or decreases to its unrecognized tax positions within the next 12 months. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2022 and 2021, accrued interest and penalties related to income tax positions were immaterial.

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
16.	NET LOSS PER SHARE

Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities. The Company’s redeemable convertible preferred stock were participating securities as the holders of the redeemable convertible preferred stock were entitled to participate in dividends with common stock. The Company’s common stock, which was converted from redeemable convertible preferred stock upon the closing of its IPO, is weighted based on the period of time the common stock was outstanding after conversion in 2021.

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

The following weighted-average potentially dilutive shares are excluded from the calculation of diluted earnings per share as they are anti-dilutive:

	Year Ended December 31,
	2022	2021	2020
Shares of common stock issuable upon conversion of redeemable convertible preferred stock	-	33,431,158	82,428,289
Shares of common stock issuable upon conversion of Series I warrant	-	-	1,059,620
RSUs and RSAs subject to future vesting	8,189,247	6,155,387	3,826,250
Shares issuable pursuant to the ESPP	627,698	326,819	-
Shares of common stock issuable from stock options	6,450,019	9,618,882	15,749,829
Total	15,266,964	49,532,246	103,063,988

17.	EMPLOYEE BENEFIT PLANS

The Company has a defined-contribution plan in the U.S. intended to qualify under Section 401 of the IRC (the “401(k) Plan”). The 401(k) Plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes contributions to the plan up to 4% of the participating employee’s W-2 earnings and wages. Matching contributions to the 401(k) Plan totaled $14.7 million, $9.6 million, and $7.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Procore Technologies, Inc.

Notes to Consolidated Financial Statements

The Company also has defined-contribution plans in certain other countries. The Company made matching contributions to these plans totaling $2.8 million, $1.8 million, and $1.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.
18.	GEOGRAPHIC INFORMATION

The following table sets forth the Company’s revenues by geographic region, which is determined based on the billing location of the customer (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue by geographic region
U.S.	$616,654	$439,871	$351,323
Rest of the world	103,549	74,950	48,968
Total revenue	$720,203	$514,821	$400,291
Percentage of revenue by geographic region
U.S.	86%	85%	88%
Rest of the world	14%	15%	12%

The following table sets forth the total of property and equipment, net, and ROU lease assets by geographic region (in thousands):

	December 31,
	2022	2021
U.S.	$108,884	$113,208
Rest of the world	9,269	7,304
Total	$118,153	$120,512

19.	RESTRUCTURING

In July 2020, the Company approved, committed to, and initiated a business transformation plan which resulted in the termination of 139 employees, which represented approximately 7% of the Company’s workforce. By restructuring, the Company intended to streamline its organization to better align with the Company’s current strategic goals. The restructuring event was completed by December 31, 2020.

During the year ended December 31, 2020, the Company recorded severance and other benefit costs of $4.4 million in connection with the business transformation plan. There have been no restructuring events or expenses in the years ended December 31, 2022 and 2021.

The following table summarizes the above restructuring-related expenses for 2020 by line item within the consolidated statement of operations and comprehensive loss (in thousands):

Cost of revenue	$127
Sales and marketing	1,824
Research and development	1,681
General and administrative	801
Total	$4,433
20.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 1, 2023, the date these consolidated financial statements were available to be issued, and has determined that no subsequent events, other than those disclosed in Note 7 and Note 12, require adjustment or disclosure in these consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2022, the end of the period covered by this report.

Based on the Company’s evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. Based on the results of our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. There have not been any changes in internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Limitations on Effectiveness of Controls and Procedures

Our management, including our chief executive officer and chief financial officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspection.

Not applicable.

PART III

Certain information required by Part III is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Conduct and Ethics that applies to all officers, directors and employees, which is available on our website at investors.procore.com under “Governance.”

We intend to satisfy any disclosure requirements under the applicable rules of the SEC or NYSE regarding an amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information on our website, at the Internet address and location specified above.

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

(2) Financial Statement Schedules.

All financial statement schedules have been omitted, as the information is not applicable or is not required under the related instructions, or because the information required is already included in the financial statements or the notes thereto.

(3) Exhibits.

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated as of September 20, 2021, by and among Procore Technologies, Inc., Lucky Strike Merger Sub, Inc., Express Lien, Inc., and Shareholder Representative Services LLC, as Stockholder Representative	10-Q	001-40396	2.1	November 5, 2021
3.1†	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40396	3.1	May 24, 2021

3.2†	Amended and Restated Bylaws of the Registrant	8-K	001-40396	3.2	May 24, 2021

4.1†	Form of common stock certificate of the Registrant	S-1/A	333-236789	4.1	May 6, 2021
4.2†	Sixth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 24, 2019	S-1/A	333-236789	4.2	February 28, 2020
4.3†	Description of Registrant’s Securities	10-K	001-40396	4.3	March 4, 2022
10.1†+	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1/A	333-236789	10.1	May 6, 2021
10.2†+	Procore Technologies, Inc. 2014 Equity Incentive Plan and related form agreements	S-1/A	333-236789	10.2	February 28, 2020
10.3†+	Procore Technologies, Inc. 2021 Equity Incentive Plan and related form agreements	S-1/A	333-236789	10.3	May 10, 2021
10.4†+	Procore Technologies, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-236789	10.4	May 10, 2021
10.5†	Lease by and between Carp Two, LLC, and the Registrant, dated as of August 13, 2013, as amended	S-1	333-236789	10.4	February 28, 2020
10.6†	Lease by and between Carp Two, LLC, and the Registrant, dated as of January 1, 2014, as amended	S-1	333-236789	10.5	February 28, 2020
10.7†	Lease by and between 6267 Carp Ave, LLC, and the Registrant, dated as of November 1, 2017	S-1	333-236789	10.6	February 28, 2020
10.8†	Lease by and between 6303 Carpinteria Avenue, LLC, and the Registrant, dated as of October 5, 2015, as amended	S-1	333-236789	10.7	February 28, 2020
10.9†	Lease by and between 6303 Carpinteria Avenue, LLC, and the Registrant, dated as of May 25, 2016	S-1	333-236789	10.8	February 28, 2020
10.12†+	Cash Incentive Bonus Plan	S-1/A	333-236789	10.10	February 28, 2020
10.13†+	Non-Employee Director Compensation Policy	10-K	001-40396	10.13	March 4, 2022
10.14†+	Offer Letter by and between Craig F. Courtemanche and the Registrant, dated as of April 30, 2021	S-1/A	333-236789	10.11	May 6, 2021
10.15†+	Offer Letter by and between Paul Lyandres and the Registrant, dated as of April 30, 2021	S-1/A	333-236789	10.13	May 6, 2021
10.16†+	Offer Letter by and between Benjamin Singer and the Registrant, dated as of April 30, 2021	S-1/A	333-236789	10.14	May 6, 2021
10.17†+	Offer Letter by and between Joy Driscoll Durling and the Registrant, dated as of July 27, 2022	10-Q	001-403396	10.1	August 5, 2022
10.18†+	Offer Letter by and between Steven Scott Davis and the Registrant, dated as of October 6, 2022	10-Q	001-403396	10.1	November 4, 2022

10.19†+	Form of Executive Severance Agreement between the Registrant and each of its executive officers	S-1/A	333-236789	10.17	May 6, 2021
21.1*	List of subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
24.1*	Power of Attorney (included on signature page)
31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer

32.2*#	Section 906 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Previously filed.
+	Indicates management contract or compensatory plan.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Procore Technologies, Inc.

Date: March 1, 2023	By:	/s/ Craig F. Courtemanche, Jr.
Craig F. Courtemanche, Jr.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Craig F. Courtemanche, Jr. and Paul E. Lyandres, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig F. Courtemanche, Jr. Craig F. Courtemanche, Jr.	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 1, 2023

/s/ Paul E. Lyandres Paul E. Lyandres	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 1, 2023

/s/ William F. Fleming, Jr. William F. Fleming, Jr.	Senior Vice President, Corporate Controller (Principal Accounting Officer)	March 1, 2023

/s/ Nanci Caldwell Nanci Caldwell	Director	February 28, 2023

/s/ Erin Chapple Erin Chapple	Director	February 28, 2023
/s/ Brian Feinstein	Director	February 28, 2023
Brian Feinstein
/s/ William J.G. Griffith IV William J.G. Griffith IV	Director	February 28, 2023

/s/ Kevin J. O’Connor Kevin J. O’Connor	Director	February 28, 2023

/s/ Graham Smith	Director	February 28, 2023
Graham Smith

/s/ Elisa A. Steele Elisa A. Steele	Director	February 28, 2023

/s/ Kathryn Bueker	Director	February 28, 2023
Kathryn Bueker