Form 10-Q
period 2023-03-31
PROCORE TECHNOLOGIES, INC.
filed 2023-05-05
CIK 1611052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______
Commission File Number: 001-40396
_________________________________________________________________
Procore Technologies, Inc.
(Exact Name of Registrant as Specified in its Charter)
_________________________________________________________________

Delaware	73-1636261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6309 Carpinteria Avenue Carpinteria, CA	93013
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (866) 477-6267
_________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2023, the registrant had 140,497,548 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and our objectives for future operations. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our financial performance, including revenues, expenses, and margins, and our ability to achieve or maintain future profitability;
•our ability to effectively manage our growth;
•anticipated performance, trends, growth rates, and challenges in our business and in the markets in which we operate or anticipate entering into;
•economic and industry trends, in particular the rate of adoption of construction management software and digitization of the construction industry, inflation, and challenging geopolitical conditions;
•our ability to attract new customers and retain and increase sales to existing customers;
•our ability to expand internationally;
•the effects of increased competition in our markets and our ability to compete effectively;
•our estimated total addressable market;
•our expectations regarding our ability to successfully integrate our recent acquisitions into our business and receive the anticipated benefits from such transactions;
•our ability to develop new products, services, and features, and whether our customers and prospective customers will adopt these new products, services, and features;
•our ability to maintain, protect, and enhance our brand;
•the sufficiency of our cash to meet our cash needs for at least the next 12 months;
•future acquisitions, joint-ventures, or investments, including our strategic investments and investments in marketable securities;
•our ability to comply or remain in compliance with laws and regulations that currently apply or become applicable to our business in the United States (“U.S.”) and internationally;
•our reliance on key personnel and our ability to attract, maintain, and retain management and skilled personnel; and
•the future trading price of our common stock.
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
Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “Procore,” “we,” “us,” and “our” refer to Procore Technologies, Inc. and its consolidated subsidiaries.

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
Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. These risks include, among others, the following:
•we have experienced rapid growth in recent periods, and such growth may not be indicative of our future performance. If we fail to properly manage future growth, our business, financial condition, results of operations, and prospects could be materially adversely affected;
•we have a history of losses and may not be able to achieve or sustain profitability in the future;
•our business may be significantly impacted by changes in the economy and in spending across the construction industry;
•the construction management software industry is evolving rapidly and may not develop in ways we expect. If we fail to respond adequately to changes in the industry, our business, financial condition, results of operations, and prospects could be materially adversely affected;
•we are continuing to expand our operations outside the U.S., where we may be subject to increased business, regulatory, and economic risks (including fluctuations in currency exchange rates) that could materially adversely affect our business, financial condition, results of operations, and prospects;
•our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to retain and expand our customer base may be impaired, and our business may be harmed;
•our ability to increase our customer base and achieve broader market acceptance of our products, services, and platform will significantly depend on our ability to develop and expand our sales and marketing capabilities, the failure of which could materially adversely affect our business, financial condition, results of operations, and prospects;
•we operate in a competitive market, and we must continue to compete effectively;
•interruptions or performance issues associated with our products, services, and platform, including the interoperability of our platform across devices, operating systems, and third-party applications, could materially adversely affect our business, financial condition, results of operations, and prospects;
•if we lose key management personnel or if we are unable to retain or hire additional qualified personnel, we may not be able to achieve our strategic objectives and our business, financial condition, results of operations, and prospects could be materially adversely affected;
•if we cannot maintain our company culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success;
•we are subject to stringent, changing, and sometimes potentially inconsistent obligations related to data privacy and security, both domestically and internationally, and our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences, any of which could materially adversely affect our business, financial condition, results of operations, and prospects;
•if our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences, any of which could materially adversely affect our business, financial condition, results of operations, and prospects;

•our failure to protect our intellectual property rights and proprietary information could diminish our brand and other intangible assets and otherwise materially adversely affect our business, financial condition, results of operations, and prospects;
•we may be unsuccessful in making, integrating, and maintaining acquisitions, joint ventures, and strategic investments, which could materially adversely affect our business, financial condition, results of operations, and prospects; and
•if we fail to maintain an effective system of disclosure controls and internal control over our financial reporting, including our acquired companies, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired and our business, financial condition, results of operations, and prospects could be materially adversely affected.

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
Procore Technologies, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except number of shares and par value)	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$328,964	$296,712
Marketable securities (amortized cost of $274,029 and $286,001 at March 31, 2023 and December 31, 2022, respectively)	273,845	285,493
Accounts receivable, net of allowances for credit losses of $3,232 and $4,113 at March 31, 2023 and December 31, 2022, respectively	106,188	148,683
Contract cost asset, current	24,220	23,600
Prepaid expenses and other current assets	41,777	44,731
Total current assets	774,994	799,219
Capitalized software development costs, net	64,734	58,577
Property and equipment, net	38,282	39,193
Right of use assets - finance leases	36,353	37,026
Right of use assets - operating leases	41,910	41,934
Contract cost asset, non-current	40,299	40,477
Intangible assets, net	153,622	162,953
Goodwill	539,129	539,128
Other assets	21,856	21,903
Total assets	$1,711,179	$1,740,410
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,451	$14,282
Accrued expenses	69,625	99,182
Deferred revenue, current	403,012	396,535
Other current liabilities	22,598	21,639
Total current liabilities	514,686	531,638
Deferred revenue, non-current	5,536	5,278
Finance lease liabilities, non-current	45,130	45,578
Operating lease liabilities, non-current	37,230	38,087
Other liabilities, non-current	4,245	3,049
Total liabilities	606,827	623,630
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized at March 31, 2023 and December 31, 2022; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at March 31, 2023 and December 31, 2022; 140,371,688 and 139,159,534 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	14	14
Additional paid-in capital	2,118,936	2,068,225
Accumulated other comprehensive loss	(2,008)	(2,316)
Accumulated deficit	(1,012,590)	(949,143)
Total stockholders’ equity	1,104,352	1,116,780
Total liabilities and stockholders’ equity	$1,711,179	$1,740,410
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2023	2022
Revenue	$213,526	$159,516
Cost of revenue	40,202	33,332
Gross profit	173,324	126,184
Operating expenses
Sales and marketing	117,363	93,915
Research and development	80,036	60,254
General and administrative	45,188	43,152
Total operating expenses	242,587	197,321
Loss from operations	(69,263)	(71,137)
Interest income	4,948	74
Interest expense	(496)	(565)
Accretion income, net	1,632	—
Other (expense) income, net	(210)	543
Loss before provision for income taxes	(63,389)	(71,085)
Provision for income taxes	58	334
Net loss	$(63,447)	$(71,419)
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(0.53)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	139,646,465	134,530,010
Other comprehensive income
Foreign currency translation adjustment, net of tax	$(16)	$345
Unrealized gain on available-for-sale debt and marketable securities, net of tax	324	—
Total other comprehensive income	308	345
Comprehensive loss	$(63,139)	$(71,074)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2021	134,046,926	$13	$1,852,071	$(583)	$(662,212)	$1,189,289
Exercise of stock options	697,998	—	6,795	—	—	6,795
Stock-based compensation	—	—	39,375	—	—	39,375
Issuance of common stock upon settlement of restricted stock units	706,663	—	—	—	—	—
Other comprehensive income	—	—	—	345	—	345
Net loss	—	—	—	—	(71,419)	(71,419)
Balance as of March 31, 2022	135,451,587	$13	$1,898,241	$(238)	$(733,631)	$1,164,385

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2022	139,159,534	$14	$2,068,225	$(2,316)	$(949,143)	$1,116,780
Exercise of stock options	272,032	—	3,651	—	—	3,651
Stock-based compensation	—	—	47,060	—	—	47,060
Issuance of common stock upon settlement of restricted stock units	940,122	—	—	—	—	—
Other comprehensive income	—	—	—	308	—	308
Net loss	—	—	—	—	(63,447)	(63,447)
Balance as of March 31, 2023	140,371,688	$14	$2,118,936	$(2,008)	$(1,012,590)	$1,104,352
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating activities
Net loss	$(63,447)	$(71,419)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock-based compensation	44,938	37,209
Depreciation and amortization	16,874	15,147
Accretion of discounts on marketable debt securities, net	(1,632)	—
Abandonment of long-lived assets	441	—
Noncash operating lease expense	2,628	2,156
Unrealized foreign currency loss (gain), net	408	(477)
Deferred income taxes	2	(352)
Provision for (benefit from) credit losses	1,726	(98)
Increase in fair value of strategic investments	(36)	—
Changes in operating assets and liabilities
Accounts receivable	42,948	34,473
Deferred contract cost assets	(460)	(4,066)
Prepaid expenses and other assets	4,549	(5,175)
Accounts payable	4,648	339
Accrued expenses and other liabilities	(28,181)	(4,357)
Deferred revenue	6,489	8,774
Operating lease liabilities	(2,620)	(1,870)
Net cash provided by operating activities	29,275	10,284
Investing activities
Purchases of property and equipment	(2,173)	(7,525)
Capitalized software development costs	(7,951)	(7,632)
Purchases of strategic investments	(149)	(2,329)
Purchases of marketable securities	(89,996)	—
Maturities of marketable securities	103,909	—
Originations of materials financing	(9,077)	—
Customer repayments of materials financing	5,358	—
Settlement of post-close working capital adjustments from business combinations	—	1,291
Net cash used in investing activities	(79)	(16,195)
Financing activities
Proceeds from stock option exercises	3,722	6,907
Principal payments under finance lease agreements, net of proceeds from lease incentives	(410)	(365)
Net cash provided by financing activities	3,312	6,542
Net increase in cash, cash equivalents and restricted cash	32,508	631
Effect of exchange rate changes on cash	(256)	175
Cash, cash equivalents and restricted cash, beginning of period	299,816	589,212
Cash, cash equivalents and restricted cash, end of period	$332,068	$590,018
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$328,964	$586,914
Restricted cash, non-current at end of period included in other assets	3,104	3,104
Total cash, cash equivalents and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$332,068	$590,018
Supplemental disclosure of cash flow information
Cash paid for interest other than finance leases	$—	$38
Cash paid for income taxes, net of refunds received	79	98
Stock-based compensation capitalized for cloud-computing arrangement costs	69	44
Cash received for lease incentives	239	405
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	496	511
Operating cash flows from operating leases	3,119	2,518
Financing cash flows from finance leases	496	454
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses at period end	1,306	1,521
Capitalized software development costs included in accounts payable and accrued expenses at period end	2,088	1,829
Deferred offering costs included in accounts payable and accrued expenses at period end	—	270
Stock-based compensation capitalized for software development	2,053	2,122
Conversion of available-for-sale debt securities into equity securities	—	3,292
Right of use assets obtained in exchange for operating lease liabilities	2,615	6,993
Noncash net change due to operating lease remeasurement	—	(1,676)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.ORGANIZATION AND DESCRIPTION OF BUSINESS
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying condensed consolidated financial statements include the interim financial statements of Procore Technologies, Inc. and its subsidiaries. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are unaudited. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2022. The condensed consolidated balance sheet information as of December 31, 2022 has been derived from the Company's audited consolidated financial statements. The condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Certain balances have been reclassified to conform to current year presentation.
Use of estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates its estimates and assumptions for continued reasonableness, primarily with respect to revenue recognition, the period of benefit of contract cost assets, the fair value of assets acquired and liabilities assumed in a business combination, stock-based compensation expense, including the fair value of the Company’s common stock prior to the effective date of the Company’s initial public offering (“IPO”), the recoverability of goodwill and long-lived assets, useful lives of long-lived assets, capitalization of software development costs, income taxes, including related reserves and allowances, and self-insurance reserve estimates. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable. Actual results could differ from the Company's estimates.
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Marketable securities
Investments with stated maturities of greater than three months are classified as marketable securities, which consist of United States ("U.S.") treasury securities, commercial paper, corporate notes and obligations, and time deposits. The Company determines the appropriate classification of each investment at the time of purchase and re-evaluates such classification at each balance sheet date. The Company classifies each marketable debt security as either short-term or long-term at each balance sheet date based on the underlying investment’s contractual maturity date. Short-term investments are investments with an original maturity date of less than one year when purchased. All marketable securities held as of March 31, 2023 and December 31, 2022 are classified and accounted for as short-term available-for-sale debt securities, which are carried at fair value.
The Company periodically assesses its portfolio of marketable securities for impairment. The Company evaluates each investment in an unrealized loss position to determine if any portion of the unrealized loss is related to credit losses. In determining whether a credit loss may exist, the Company considers the extent of the unrealized loss position, any adverse conditions specifically related to the security or the issuer’s operating environment, the pay structure of the security, the issuer’s payment history, and any changes in the issuer’s credit rating. Unrealized losses on marketable securities due to expected credit losses are recognized in other (expense) income, net in the accompanying condensed consolidated statements of operations and comprehensive loss, and any excess unrealized gains and losses, net of tax, that are not due to expected credit losses are included in accumulated other comprehensive loss, a component of stockholders’ equity. During the three months ended March 31, 2023, there were no credit losses recorded on marketable securities. Interest recorded on marketable securities is recorded in interest income, with accretion of discounts, net of amortization of premiums, recorded in accretion income, net, on the accompanying condensed consolidated statements of operations and comprehensive loss.
Materials financing revenues and receivables
In connection with its acquisition of Express Lien, Inc. (d/b/a Levelset) (“Levelset”), in November 2021, the Company assumed a materials financing program, which facilitates the purchase of construction materials from fulfillment partners (the Company’s suppliers) on behalf of its customers, allowing such customers to finance their materials purchases from the Company on deferred payment terms. The fulfillment partner is primarily responsible for fulfilling the materials purchases and the Company does not have control over such materials. The Company earns revenues from origination fees and finance charges on the amounts it finances for customers on deferred payment terms, which are typically 120 days. Such fees earned are computed and recognized based on the effective interest method and are presented net of any related reserves and amortization of deferred origination costs.
Gross receivables outstanding from customers under the materials financing program were $17.0 million and $13.6 million as of March 31, 2023 and December 31, 2022, respectively. The related allowance for expected credit losses for materials financing receivables was $3.4 million and $2.1 million as of March 31, 2023 and December 31, 2022, respectively. Materials financing receivables, net of allowances, are recorded within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
Self-insurance reserves
In January 2022, the Company elected to partially self-fund its health insurance plan. To reduce its risk related to high-dollar claims, the Company maintains individual stop-loss insurance. The Company estimates its exposure for claims incurred at the end of each reporting period, including claims not yet reported, with the assistance of an independent third-party actuary. As of March 31, 2023 and December 31, 2022, the Company’s net self-insurance accrual was $2.1 million and $1.9 million, respectively, included within other current liabilities on the condensed consolidated balance sheet.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Strategic investments
Investments in equity securities
The Company holds investments in equity securities of certain privately held companies, which do not have readily determinable fair values. The Company does not have a controlling interest or significant influence in these companies. The Company has elected to measure the non-marketable equity securities at cost, with remeasurements to fair value only upon the occurrence of observable price changes in orderly transactions for the identical or similar securities of the same issuer, or in the event of any impairment. This election is reassessed each reporting period to determine whether a non-marketable equity security has a readily determinable fair value, in which case the security would no longer be eligible for this election. All gains and losses on such equity securities, realized and unrealized, are recorded in other (expense) income, net on the accompanying condensed consolidated statements of operations and comprehensive loss. The Company evaluates its non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. If an impairment exists, a loss is recognized in the accompanying condensed consolidated statements of operations and comprehensive loss for the amount by which the carrying value exceeds the fair value of the investment.
Investments in limited partnership funds
The Company also holds investments in certain limited partnership funds. The Company does not hold a controlling interest or significant influence in these limited partnerships. The fair value of such investments is valued using the Net Asset Value (“NAV”) provided by the fund administrator as a practical expedient.
Available-for-sale debt securities
The Company also holds certain investments in debt securities of privately held companies, which are classified as available-for-sale debt securities. Such available-for-sale debt securities are recorded at fair value with changes in fair value recorded in other comprehensive income or loss. The Company periodically reviews its available-for-sale debt securities to determine if there has been an other-than-temporary decline in fair value. If the impairment is deemed other-than-temporary, the portion of the impairment related to credit losses is recognized in other (expense) income, net in the accompanying condensed consolidated statements of operations and comprehensive loss, and the portion related to non-credit related losses is recognized as a component of comprehensive loss.
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

As of March 31, 2023 and December 31, 2022, the carrying value of the Company’s financial instruments included in current assets and current liabilities (including accounts receivable, accounts payable and accrued expenses) approximate fair value due to the short-term nature of such items. The Company measures its cash held in money market funds, marketable securities, and investments in available-for-sale debt securities at fair value each reporting period. The estimation of fair value for available-for-sale debt securities in private companies requires the use of significant unobservable inputs, and as a result, the Company classifies these assets as Level 3 within the fair value hierarchy.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Concentrations of credit risk
The Company maintains its cash, cash equivalents, and marketable securities balances with major financial institutions that typically exceed federally insured limits. Following the closure of Silicon Valley Bank in March 2023, the Company’s checking, saving, and investment accounts were subsequently assumed by First Citizens Bank & Trust Company (“First Citizens Bank”). As of March 31, 2023, less than 1% of the Company's total cash, cash equivalents, and marketable securities balances were held in deposit accounts at First Citizens Bank, and all other amounts with First Citizens Bank were held in money market funds. The vast majority of the Company's cash and cash equivalents balances were held in the form of money market funds at other large, global financial institutions.
Deferred revenue
Contract liabilities consist of revenue that is deferred when the Company has the contractual right to invoice in advance of transferring services to its customers. The Company recognized revenue of $171.5 million and $128.2 million during the three months ended March 31, 2023 and 2022, respectively, that was included in deferred revenue balances at the beginning of the respective periods.
Remaining performance obligation
The transaction price allocated to remaining performance obligations represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancelable contracts that will be invoiced and recognized as revenue in future periods. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $805.5 million, of which the Company expects to recognize approximately 73% as revenue in the next 12 months and substantially all of the remainder between 12 and 36 months thereafter.
3.INVESTMENTS
Marketable securities
Marketable securities consisted of the following as of March 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$96,353	$80	$(59)	$96,374
Commercial paper	35,932	—	—	35,932
Corporate notes and obligations	87,661	44	(249)	87,456
Time deposits	54,083	—	—	54,083
Total marketable securities	$274,029	$124	$(308)	$273,845

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Marketable securities consisted of the following as of December 31, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$86,666	$7	$(196)	$86,477
Commercial paper	73,234	6	(326)	72,914
Corporate notes and obligations	65,150	—	—	65,150
Time deposits	60,951	1	—	60,952
Total marketable securities	$286,001	$14	$(522)	$285,493

All marketable securities held as of March 31, 2023 and December 31, 2022 had a contractual maturity of less than one year. During the three months ended March 31, 2023, there were maturities of marketable securities of $103.9 million. There were no sales or impairments of marketable securities during the three months ended March 31, 2023.
Strategic investments
Strategic investment activity during the three months ended March 31, 2023 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Available-for- Sale Debt Securities	Total
Balance as of December 31, 2022	$7,286	$3,402	$355	$11,043
Interest accrued on available-for-sale debt securities	—	—	2	2
Purchases of strategic investments	—	149	—	149
Unrealized (loss) gain on strategic investments	(1)	37	—	36
Balance as of March 31, 2023	$7,285	$3,588	$357	$11,230
Strategic investment activity during the three months ended March 31, 2022 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Available-for- Sale Debt Securities	Total
Balance as of December 31, 2021	$3,882	$—	$3,450	$7,332
Interest accrued on available-for-sale debt securities	—	—	101	101
Purchases of strategic investments	—	2,329	—	2,329
Conversion of available-for-sale debt securities into equity securities	3,292	—	(3,292)	—
Unrealized gain (loss) on strategic investments	—	—	42	42
Balance as of March 31, 2022	$7,174	$2,329	$301	$9,804
Strategic investments are recorded in other assets in the condensed consolidated balance sheets. As of March 31, 2023, in connection with the Company's investments in limited partnerships, it has a contractual

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
obligation to provide additional investment funding of up to $6.2 million at the option of the investees. No impairment losses were recorded during the three months ended March 31, 2023 or 2022.
4.FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial assets measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$308,622	$—	$—	$308,622
Marketable securities:
U.S. treasury securities	96,374	—	—	96,374
Commercial paper	—	35,932	—	35,932
Corporate notes and obligations	—	87,456	—	87,456
Time deposits	—	54,083	—	54,083
Strategic investments:
Investments in available-for-sale debt securities	—	—	357	357
Total	$404,996	$177,471	$357	$582,824

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$30,200	$—	$—	$30,200
Marketable securities:
U.S. treasury securities	86,477	—	—	86,477
Commercial paper	—	72,914	—	72,914
Corporate notes and obligations	—	65,150	—	65,150
Time deposits	—	60,952	—	60,952
Strategic investments:
Investments in available-for-sale debt securities	—	—	355	355
Total	$116,677	$199,016	$355	$316,048
5.LEASES
The Company has primarily entered into lease arrangements for office space, in addition to other miscellaneous equipment. The Company's leases have initial non-cancelable lease terms ranging from one to 10 years. Some of the Company's leases include an option for it to extend the term of the lease for up to 10 years.
Operating lease commencements and modifications resulted in net increases to right of use assets–operating leases and corresponding operating lease liabilities on the Company's condensed consolidated balance sheet of $2.6 million and $7.0 million during the three months ended March 31, 2023 and 2022, respectively.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6.INTANGIBLE ASSETS AND GOODWILL
Intangible assets
The Company's finite-lived intangible assets are summarized as follows (in thousands):

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$157,133	$(48,196)	$108,937	4.9
Customer relationships	66,350	(21,665)	44,685	4.6
Total	$223,483	$(69,861)	$153,622	4.8

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$157,130	$(41,968)	$115,162	5.1
Customer relationships	66,350	(18,559)	47,791	4.9
Total	$223,480	$(60,527)	$162,953	5.1
The Company estimates that there is no significant residual value related to its intangible assets. Intangible assets amortization expense is summarized as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$5,493	$5,654
Sales and marketing	3,107	3,106
Research and development	734	902
Total amortization of acquired intangible assets	$9,334	$9,662

Goodwill
As of March 31, 2023, the Company had goodwill of $539.1 million on its condensed consolidated balance sheet. The change in the Company’s goodwill balance during the three months ended March 31, 2023 was due to the effect of foreign currency translation. There was no impairment of goodwill during the periods presented.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7.ACCRUED EXPENSES
The following represents the components of accrued expenses contained within the Company's condensed consolidated balance sheets at the end of each period (in thousands):

	March 31, 2023	December 31, 2022
Accrued bonuses	$8,350	$28,357
Accrued commissions	9,523	20,389
Accrued salary, payroll tax, and employee benefit liabilities	37,770	34,113
Other accrued expenses	13,982	16,323
Total accrued expenses	$69,625	$99,182
8.COMMITMENTS AND CONTINGENCIES
Purchase commitments
The Company's purchase commitments relate to non-cancelable multi-year agreements with third parties to purchase goods and services. During the three months ended March 31, 2023, the Company executed a renewal agreement for hosting services for a total commitment of $45.0 million to be paid over the period from 2023 through 2025. Outside of this renewal agreement, there were no further material changes to the Company's purchase commitments from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
9.STOCK-BASED COMPENSATION
2021 Equity Incentive Plan
In May 2021, the Company's board of directors (the "Board") adopted, and the stockholders approved, the 2021 Equity Incentive Plan (the "2021 Plan") with the purpose of granting stock-based awards, including stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance awards, and other forms of awards, to employees, directors, and consultants. As of December 31, 2022, a total of 37,664,961 shares of common stock were authorized for issuance under the 2021 Plan. The number of shares of the Company's common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
amount equal to either (i) 5% of the total number of shares of the Company's common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (ii) a lesser number of shares determined by the Board prior to the applicable January 1. Accordingly, on January 1, 2023, the number of shares of common stock that may be issued under the 2021 Plan increased by an additional 6,957,976 shares. As a result, as of March 31, 2023, a total of 44,622,937 shares of common stock are authorized for issuance under the 2021 Plan. As of March 31, 2023, a total of 34,172,900 shares of common stock were available for issuance under the 2021 Plan. No stock options have been issued under the 2021 Plan.
Stock options
No stock options were granted during the periods presented.
The following table summarizes the stock option activity during the three months ended March 31, 2023:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2022	5,723,772	$12.65
Exercised	(272,032)	13.42
Canceled/Forfeited	(3,897)	22.58
Outstanding at March 31, 2023	5,447,843	12.61
Exercisable at March 31, 2023	5,362,988	$12.41
As of March 31, 2023, the total unrecognized stock‑based compensation cost for unvested stock options was $0.6 million, which is expected to be recognized over a weighted-average period of 0.3 years.
Restricted stock units
In 2018, the Company began issuing RSUs to certain employees, officers, non-employee consultants, and directors. Substantially all of the RSUs granted subsequent to the Company’s IPO vest based solely on continued service, which is generally over four years, on either a quarterly or annual vesting schedule.
The following table summarizes the RSU activity during the three months ended March 31, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2022	8,495,298	$57.94
Granted	2,482,884	59.25
Vested	(940,122)	51.20
Canceled/Forfeited	(392,507)	75.09
Outstanding at March 31, 2023	9,645,553	$58.23
As of March 31, 2023, the total unrecognized stock‑based compensation cost for all RSUs outstanding was $480.7 million, which is expected to be recognized over a weighted‑average vesting period of 2.8 years.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted stock awards
In November 2021, the Company issued 199,670 RSAs to certain key employees in connection with the acquisition of Levelset that vest based on their continued service over a two-year period. The fair value of the RSAs issued was $95.05 per share, which was the closing trading stock price of the Company’s common stock on the acquisition date. These shares are released from restriction quarterly over a two-year period assuming the continued service of the employees. During the three months ended March 31, 2023, the Company recognized $5.3 million in stock-based compensation related to RSAs whose vesting was accelerated upon the departure of certain employees. The Company also expensed $3.4 million related to the accelerated vesting of cash retention amounts upon such employees' departure, which were recorded in prepaid expenses and other current assets as of December 31, 2022.
As of March 31, 2023 and December 31, 2022, 182,387 and 99,833 shares have vested, respectively. During the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation expense of $6.6 million and $2.4 million, respectively, relating to these shares.
Employee Stock Purchase Plan
In May 2021, the Board adopted, and the stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effective date of the Company's IPO. A total of 2,600,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of the Company's common stock reserved for issuance under the ESPP automatically increases on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (i) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the immediately preceding year; and (ii) 3,900,000 shares, except before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Accordingly, on January 1, 2023 and 2022, the number of shares of common stock reserved under the ESPP increased by an additional 1,391,595 and 1,340,469 shares, respectively.
The offering periods are scheduled to start in May and November of each year. The ESPP provides for consecutive offering periods that will typically have a duration of 12 months in length and comprise two purchase periods of six months in length, subject to reset and rollover provisions.
The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25,000 of stock per calendar year. A participant may purchase a maximum of 2,500 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares shall be 85% of the lower of the fair market value of the common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. However, in the event the fair value of the common stock on the purchase date is lower than the fair value on the first trading day of the offering period, the offering period is terminated immediately following the purchase and a new offering period begins the following day. Participants may generally end their participation at any time prior to the last 15 days of a purchase period and will be repaid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment.
Employee payroll contributions accrued in connection with the ESPP were $11.1 million and $4.7 million as of March 31, 2023 and December 31, 2022, respectively, and are included within accrued expenses in the condensed consolidated balance sheet. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders' equity on the purchase date. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period. During the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation of $2.1 million and $3.4 million, respectively, in connection with the ESPP.
As of March 31, 2023, unrecognized stock-based compensation expense related to the ESPP was $2.1 million, which is expected to be recognized over a weighted-average period of 0.2 years.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock-based compensation
The Company recorded total stock-based compensation cost from stock options, RSUs, RSAs, and the ESPP as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$1,651	$1,458
Sales and marketing	13,060	10,296
Research and development	19,779	13,008
General and administrative	10,448	12,447
Total stock-based compensation expense	$44,938	$37,209
Stock-based compensation capitalized for software development and cloud-computing arrangement implementation costs	2,122	2,166
Total stock-based compensation cost	$47,060	$39,375
10.INCOME TAXES
For the three months ended March 31, 2023 and 2022, income tax expenses recorded by the Company were $0.1 million and $0.3 million, respectively. As of March 31, 2023, the Company maintained a full valuation allowance on its U.S. federal, state, and certain foreign net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income or loss, adjusted for discrete items, if any, arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of state taxes, foreign taxes, and changes in the Company’s valuation allowance.
11.NET LOSS PER SHARE
Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities. Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.
As the Company has reported net losses attributable to common stockholders for all periods presented, all potentially dilutive securities are anti-dilutive and accordingly, basic net loss per share attributable to common stockholders equals diluted net loss per share attributable to common stockholders.
The following weighted-average potentially dilutive shares are excluded from the calculation of diluted earnings per share as they are anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Restricted stock units and restricted stock awards subject to future vesting	8,213,933	6,631,968
Shares issuable pursuant to the ESPP	388,999	520,485
Shares of common stock issuable from stock options	5,588,307	7,250,114
Total	14,191,239	14,402,567

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
12.GEOGRAPHIC INFORMATION
The following table sets forth the Company’s revenues by geographic region, which is determined based on the billing location of the customer (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue by geographic region:
U.S.	$183,925	$136,204
Rest of the world	29,601	23,312
Total revenue	$213,526	$159,516
Percentage of revenue by geographic region:
U.S.	86%	85%
Rest of the world	14%	15%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K dated March 1, 2023. You should review the disclosure under “Part II, Item 1A - Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments, except as required by law.
Overview
Our mission is to connect everyone in construction on a global platform.
We are a leading global provider of cloud-based construction management software, and are helping transform one of the oldest, largest, and least digitized industries in the world. We focus exclusively on connecting and empowering the construction industry’s key stakeholders, such as owners, general contractors, specialty contractors, architects, and engineers, to collaborate and access our capabilities from any location, on any internet-connected device. Our platform is modernizing and digitizing construction management by enabling real-time access to critical project information, simplifying complex workflows, and facilitating seamless communication among key stakeholders, all of which we believe positions us to serve as the system of record for the construction industry. We are also continuing to develop other programs and services, such as our materials financing program, to address related challenges faced by the construction industry’s key stakeholders. Adoption of our products, services, and platform helps our customers increase productivity and efficiency, reduce rework and costly delays, improve safety and compliance, and enhance financial transparency and accountability.
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

Certain Factors Affecting Our Performance
Acquiring New Customers and Retaining and Expanding Existing Customers’ Use of Our Platform
We are highly focused on continuing to acquire new customers to support our long-term growth. We intend to efficiently drive new customer acquisitions by continuing to invest across our sales and marketing engine to engage our prospective customers, increase brand awareness, and drive adoption of our products, services, and platform. The number of customers on our platform has increased from 12,809 as of March 31, 2022 to 15,089 as of March 31, 2023, including 189 customers from LaborChart, Inc. ("LaborChart") when it was integrated into the sales process in the third quarter of 2022, reflecting a year-over-year growth rate of 18%. All aforementioned customer counts exclude customers acquired from Express Lien, Inc. (d/b/a Levelset) ("Levelset") and Esticom, Inc. ("Esticom") that have not yet been renewed onto standard Procore annual contracts. Remaining Levelset and Esticom legacy customers will be included in our customer metrics once they are renewed onto standard Procore annual contracts or upon integration of the sales process.
Our ability to continue to grow our business and serve the broader needs of the construction industry depends on acquiring new customers, customers purchasing new products or signing up for new services, customers renewing and expanding their use of existing products and services, and maintaining or increasing the price of our existing products and services.
Continued Technology Innovation and Strategic Expansion of Our Products and Services
We plan to continue to invest in technology innovation and product development to enhance the capabilities of our platform. Additional features and products will also enable customers and collaborators to manage new workflows on our platform and allow us to attract a broader set of stakeholders. We have introduced new products and services developed in-house and through our acquisitions of Zimfly, Inc., Honest Buildings, Inc., Construction BI, LLC, Esticom, LaborChart, and Levelset.
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
We intend to continue to invest in building additional products, financial offerings, features, and functionality that expand our capabilities and facilitate the extension of our platform. For example, in March 2023, we launched Procore Risk Advisors, a modern construction brokerage that offers insurance and surety solutions. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. Our future success is dependent on our ability to successfully develop or acquire, market, and sell existing and new products and services to both new and existing customers.

International Growth
We see international expansion as a major, and largely greenfield, opportunity for growth as we look to capture a larger part of the worldwide construction market. We have started to grow our presence internationally with the opening of sales and marketing offices in Sydney, Australia and Vancouver and Toronto, Canada in 2017; London, England in 2018; Mexico City, Mexico in 2019; and Singapore, Republic of Singapore; Paris, France; Dublin, Ireland; and Dubai, United Arab Emirates ("UAE") in 2022. We have also developed focused sales and marketing efforts in Germany, where we do not maintain an office location. As a result of our international efforts, we support multiple languages and currencies. Non-U.S. revenue as a percentage of our total revenue was 14% as of March 31, 2023 and 15% as of March 31, 2022. We determine the percentage of non-U.S. revenue based on the billing location of each customer. Fluctuations in foreign currencies may positively or negatively impact the amount of revenue that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars.
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
Macroeconomic Factors
Macroeconomic factors such as rising inflation, rising interest rates, volatility in capital markets, bank failures, and fluctuations in foreign exchange rates, may impact our operating expenses, customers’ spending, and cash flows. We do not currently believe that these macroeconomic factors have had a material impact on our business; however, as they develop, we continue to monitor the ways in which such factors may directly or indirectly impact our business, results of operations, and financial condition. See the section titled “Risk Factors” in Part II of this Quarterly Report on Form 10-Q for further discussion.

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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. For each of these categories of expense, personnel-related compensation expenses are the most significant component, which include salaries, stock-based compensation, commissions, benefits, payroll taxes, and bonuses. To support the growth of our business, we also increased our headcount in each of these categories.
Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related compensation expenses for our sales and marketing organizations, advertising costs, marketing events, travel, trade shows and other marketing activities, amortization of acquired customer relationship intangible assets, contractor costs to supplement our staff levels, consulting services, and allocated overhead. We expense advertising and other promotional expenditures as incurred. We expect sales and marketing expenses to increase on an absolute dollar basis and vary from period to period as a percentage of revenue, as we increase our investment in sales and marketing efforts over the foreseeable future, primarily from increased headcount in sales and marketing as well as investment in marketing to drive customer growth.
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

General and Administrative
General and administrative expenses primarily consist of personnel-related compensation expenses for our human resources, finance, information technology, legal, executive, and other administrative functions. Additionally, general and administrative expenses include non-personnel-related expenses, such as professional fees for audit, legal, tax, and other external consulting services; costs associated with operating as a public company, including insurance costs, professional services, investor relations, and other compliance costs; property and use taxes; licenses; travel and entertainment costs; and allocated overhead. We expect general and administrative expenses to increase on an absolute dollar basis and vary from period to period as a percentage of revenue, as we continue to increase the size of our general and administrative functions to support the growth of our business, including our international expansion.
Interest Income
Interest income consists primarily of interest income earned on our money market funds, marketable securities, and cash savings accounts.
Interest Expense
Interest expense consists primarily of costs associated with our finance leases.
Accretion Income, Net
Accretion income, net consists of accretion of discounts, net of amortization of premiums, related to our available-for-sale marketable debt securities.
Other (Expense) Income, Net
Other (expense) income, net primarily consists of gains or losses on foreign currency transactions, unrealized gains or losses on equity securities, and miscellaneous other income and expenses.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes of U.S. state franchise taxes and certain foreign jurisdictions in which we conduct business. As we expand our international operations, we expect to incur increased foreign tax expenses. We have a full valuation allowance for net U.S. and United Kingdom ("U.K.") deferred tax assets. The U.S. valuation allowance includes net operating loss carryforwards ("NOL carryforwards") and tax credits related primarily to research and development for our operations in the U.S. The U.K. valuation allowance is primarily comprised of NOL carryforwards. We expect to maintain this full valuation allowance for our net U.S. and U.K. deferred tax assets for the foreseeable future.

Results of Operations
The following tables set forth our condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated. Certain percentages below may not sum due to rounding.

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Revenue	$213,526	$159,516
Cost of revenue(1)(2)(3)	40,202	33,332
Gross profit	173,324	126,184
Operating expenses
Sales and marketing(1)(2)(3)(4)	117,363	93,915
Research and development(1)(2)(3)(4)	80,036	60,254
General and administrative(1)(3)(4)	45,188	43,152
Total operating expenses	242,587	197,321
Loss from operations	(69,263)	(71,137)
Interest income	4,948	74
Interest expense	(496)	(565)
Accretion income, net	1,632	—
Other (expense) income, net	(210)	543
Loss before provision for income taxes	(63,389)	(71,085)
Provision for income taxes	58	334
Net loss	$(63,447)	$(71,419)

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Revenue	100%	100%
Cost of revenue(1)(2)(3)	19%	21%
Gross profit	81%	79%
Operating expenses
Sales and marketing(1)(2)(3)(4)	55%	59%
Research and development(1)(2)(3)(4)	37%	38%
General and administrative(1)(3)(4)	21%	27%
Total operating expenses	114%	124%
Loss from operations	(32%)	(45%)
Interest income	2%	0%
Interest expense	0%	0%
Accretion income, net	1%	0%
Other (expense) income, net	0%	0%
Loss before provision for income taxes	(30%)	(45%)
Provision for income taxes	0%	0%
Net loss	(30%)	(45%)

(1)Includes stock-based compensation expense and amortization of capitalized stock-based compensation as follows:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Cost of revenue	$2,496	$1,458
Sales and marketing	13,104	10,296
Research and development	19,781	13,008
General and administrative	10,475	12,447
Total stock-based compensation expense*	$45,856	$37,209
*Includes amortization of capitalized stock-based compensation of $0.9 million for the three months ended March 31, 2023 which was initially capitalized as capitalized software and cloud-computing arrangement implementation costs.

(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Cost of revenue	$5,493	$5,654
Sales and marketing	3,107	3,106
Research and development	734	902
Total amortization of acquired intangible assets	$9,334	$9,662
(3)Includes employer payroll tax on employee stock transactions as follows:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Cost of revenue	$167	$81
Sales and marketing	999	608
Research and development	1,356	1,027
General and administrative	632	545
Total employer payroll tax on employee stock transactions	$3,154	$2,261
(4)Includes acquisition-related expenses as follows:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Sales and marketing	$906	$207
Research and development	5,984	1,101
General and administrative	—	1,038
Total acquisition-related expenses	$6,890	$2,346

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Revenue	$213,526	$159,516	$54,010	34%
During the three months ended March 31, 2023, our revenue increased by $54.0 million, or 34%, compared to the three months ended March 31, 2022, of which approximately 89% was attributable to revenue from existing customers and approximately 11% was attributable to revenue from new customers. The increase in revenue from existing customers includes the net benefit of a full quarter of subscription revenue in the first quarter of 2023 from customers that were newly acquired in 2022 and continued their subscriptions in the first quarter of 2023, and customers that expanded their subscriptions in the first quarter of 2023 through the purchase of additional construction volume or products and services.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Cost of revenue	$40,202	$33,332	$6,870	21%
Gross profit	173,324	126,184	47,140	37%
Gross margin	81%	79%
The increase in cost of revenue during the three months ended March 31, 2023 was primarily attributable to an increase of $3.7 million in personnel-related expenses, including an increase of $3.4 million in salaries and wages driven by headcount and merit increases. The increase in cost of revenue was also attributable to a $1.5 million increase in amortization of capitalized software development costs, and a $1.3 million increase in third-party cloud hosting and related services as we grow our customer base. We increased our cost of revenue headcount by 21% since March 31, 2022 in order to continue to support the growth of our business.
Operating Expenses

	Three Months Ended March 31,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Sales and marketing	$117,363	$93,915	$23,448	25%
The increase in sales and marketing expenses during the three months ended March 31, 2023 was primarily attributable to an increase of $21.1 million in personnel-related expenses, including increases of $17.9 million in salaries and wages and $2.8 million in stock-based compensation expense driven by headcount and merit increases. The increase in sales and marketing expenses was also attributable to a $1.5 million increase in marketing events and expenses, and a $1.1 million increase in travel-related costs. We increased our sales and marketing headcount by 25% since March 31, 2022 in order to continue to drive customer growth.

	Three Months Ended March 31,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Research and development	$80,036	$60,254	$19,782	33%
The increase in research and development expenses during the three months ended March 31, 2023 was primarily attributable to an increase of $13.8 million in personnel-related expenses, including increases of $6.8 million in stock-based compensation expense and $6.7 million in salaries and wages driven by headcount and merit increases. The increase in research and development expenses was also attributable to a $4.9 million increase in acquisition-related expenses related to the acceleration of cash retention payments upon the departure of certain employees from our previous acquisitions. We increased our research and development headcount by 8% since March 31, 2022 in order to continue to build, enhance, maintain, and scale our products, services, and platform.

	Three Months Ended March 31,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
General and administrative	$45,188	$43,152	$2,036	5%
The increase in general and administrative expenses during the three months ended March 31, 2023 was primarily due to a $2.1 million increase in personnel-related expenses, including an increase of $4.0 million in salaries and wages driven by headcount and merit increases, partially offset by a decrease of $2.0 million in stock-based compensation expense. We increased our general and administrative headcount by 16% since March 31, 2022 in order to continue to support the growth of our business.
Interest Income, Interest Expense, Accretion Income, Net, Other (Expense) Income, Net, and Provision for Income Taxes

	Three Months Ended March 31,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Interest income	$4,948	$74	$4,874	*
Interest expense	496	565	(69)	(12%)
Accretion income, net	1,632	—	1,632	*
Other (expense) income, net	(210)	543	(753)	*
Provision for income taxes	58	334	(276)	(83%)
*Percentage not meaningful
During the three months ended March 31, 2023, our interest income increased by $2.7 million due to an increase in interest rates on our money market funds and cash savings accounts and by $2.2 million due to interest earned as a result of our purchases of marketable securities, which began in the third quarter of 2022.
During the three months ended March 31, 2023, accretion income, net increased by $1.6 million due to accretion income in excess of amortization of premiums as a result of our purchases of marketable securities, which began in the third quarter of 2022.

Non-GAAP Financial Measures
In addition to our results determined in accordance with accounting principles generally accepted in the U.S. ("GAAP" or "U.S. GAAP"), we believe certain non-GAAP measures, as described below, are useful in evaluating our operating performance. We use this non-GAAP financial information, collectively, to evaluate our ongoing operations as well as for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, is helpful to investors because it provides consistency and comparability with past financial performance, and may assist in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results.
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
Non-GAAP Gross Profit, Non-GAAP Gross Margin, Non-GAAP Operating Expenses, Non-GAAP Loss from Operations, and Non-GAAP Operating Margin
We define these non-GAAP financial measures as the respective GAAP measures, excluding stock-based compensation expense, amortization of acquired intangible assets, employer payroll tax related to employee stock transactions, and acquisition-related expenses. Stock-based compensation expense includes the net effects of capitalization and amortization of stock-based compensation expense related to capitalized software and cloud-computing arrangement implementation costs. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of the compensation provided to our employees. Because of varying available valuation methodologies, subjective assumptions, and the variety of equity instruments that can impact a company’s non-cash expenses, we believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for meaningful comparisons between our operating results from period to period. The expense related to amortization of acquired intangible assets is dependent upon estimates and assumptions, which can vary significantly and are unique to each asset acquired; therefore, we believe that non-GAAP measures that adjust for the amortization of acquired intangible assets provide investors a consistent basis for comparison across accounting periods. The amount of employer payroll tax-related items on employee stock transactions is dependent on restricted stock unit settlements, option exercises, related stock price, and other factors that are beyond our control and that do not correlate to the operation of our business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution than the accounting charges associated with such grants). Acquisition-related expenses include external and incremental transaction costs, such as legal and due diligence costs, and retention payments. These expenses are unpredictable and generally would not have otherwise been incurred in the periods presented as part of our continuing operations. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related expenses, may not be indicative of such future costs. We believe excluding acquisition-related expenses facilitates the comparison of our financial results to our historical operating results and to other companies in our industry. Overall, we believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results period-over-period and to those of peer companies.

The following tables present reconciliations of our GAAP financial measures to our non-GAAP financial measures for the periods presented:
Reconciliation of gross profit and gross margin to non-GAAP gross profit and non-GAAP gross margin:

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Revenue	$213,526	$159,516
Gross profit	173,324	126,184
Stock-based compensation expense	2,496	1,458
Amortization of acquired technology intangible assets	5,493	5,654
Employer payroll tax on employee stock transactions	167	81
Non-GAAP gross profit	$181,480	$133,377
Gross margin	81%	79%
Non-GAAP gross margin	85%	84%
Reconciliation of operating expenses to non-GAAP operating expenses:

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Revenue	$213,526	$159,516
GAAP sales and marketing	117,363	93,915
Stock-based compensation expense	(13,104)	(10,296)
Amortization of acquired intangible assets	(3,107)	(3,106)
Employer payroll tax on employee stock transactions	(999)	(608)
Acquisition-related expenses	(906)	(207)
Non-GAAP sales and marketing	$99,247	$79,698
GAAP sales and marketing as a percentage of revenue	55%	59%
Non-GAAP sales and marketing as a percentage of revenue	46%	50%

GAAP research and development	$80,036	$60,254
Stock-based compensation expense	(19,781)	(13,008)
Amortization of acquired intangible assets	(734)	(902)
Employer payroll tax on employee stock transactions	(1,356)	(1,027)
Acquisition-related expenses	(5,984)	(1,101)
Non-GAAP research and development	$52,181	$44,216
GAAP research and development as a percentage of revenue	37%	38%
Non-GAAP research and development as a percentage of revenue	24%	28%

GAAP general and administrative	$45,188	$43,152
Stock-based compensation expense	(10,475)	(12,447)
Employer payroll tax on employee stock transactions	(632)	(545)
Acquisition-related expenses	—	(1,038)
Non-GAAP general and administrative	$34,081	$29,122
GAAP general and administrative as a percentage of revenue	21%	27%
Non-GAAP general and administrative as a percentage of revenue	16%	18%

Reconciliation of loss from operations and operating margin to non-GAAP loss from operations and non-GAAP operating margin:

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Revenue	$213,526	$159,516
Loss from operations	(69,263)	(71,137)
Stock-based compensation expense	45,856	37,209
Amortization of acquired intangible assets	9,334	9,662
Employer payroll tax on employee stock transactions	3,154	2,261
Acquisition-related expenses	6,890	2,346
Non-GAAP loss from operations	$(4,029)	$(19,659)
Operating margin	(32%)	(45%)
Non-GAAP operating margin	(2%)	(12%)
Liquidity and Capital Resources
As of March 31, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $602.8 million, which were held in money market funds, U.S. treasury securities, corporate notes and obligations, time deposits, commercial paper, checking accounts, and savings accounts. Our investments in marketable securities are exposed to interest rate risk; however, due to the short-term nature of our investments, we do not anticipate being exposed to material risks due to changes in interest rates. As of March 31, 2023, we also held $3.1 million of restricted cash to secure corporate credit cards, which was subsequently released from restriction prior to the filing of our Form 10-Q, based on negotiations with the related bank in April 2023.
On March 10, 2023, Silicon Valley Bank ("SVB") was closed by the California Department of Financial Protection and Innovation, with the Federal Deposit Insurance Corporation (the "FDIC") appointed as receiver. The FDIC created a successor bridge bank, Silicon Valley Bridge Bank, N.A. ("SVBB"), and all deposits of SVB were transferred to SVBB under a systemic risk exception approved by the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the U.S. Department of the Treasury (the "Treasury Department"), and the FDIC. On March 12, 2023, the Treasury Department, Federal Reserve, and FDIC released a joint statement announcing that the FDIC will complete its resolution of SVB in a manner that fully protects all depositors at SVB and that depositors will have access to all of their money starting March 13, 2023. On March 27, 2023, First Citizens Bank & Trust Company ("First Citizens Bank") assumed all of SVBB's customer deposits and certain other liabilities and acquired substantially all of SVBB's loans and certain other assets from the FDIC. As of March 31, 2023, less than 1% of our total cash, cash equivalents, and marketable securities balances were held in deposit accounts at First Citizens Bank, and all other amounts with First Citizens Bank were held in money market funds. The vast majority of our cash and cash equivalents balances as of such date were held in the form of money market funds at other large, global financial institutions. These developments did not have a material impact on our day-to-day operations or on our liquidity requirements. We had outstanding letters of credit, formerly issued by SVB and backed by First Citizens Bank as of March 31, 2023, on an unsecured basis, totaling approximately $5.8 million to secure various leased office facilities in the U.S. and Australia.
Our cash sources primarily consist of cash generated from sales to our customers, maturities of our marketable securities, proceeds from employees through stock option exercises and our employee stock purchase plan (“ESPP”), and interest income on our marketable securities, money market funds, and savings account balances.
Our cash requirements are primarily for operating expenses, which include personnel-related costs, purchase obligations primarily for hosting and software license and other services, lease obligations, and capital expenditures for our employees and offices. We also fund investments which help drive our strategic business growth through acquisitions and investments in equity securities and limited partnership funds. We also have a materials financing program that finances our customers’ purchases of construction materials on deferred payment terms. We are currently using capital from our balance sheet for our materials financing program. Ultimately, we anticipate partnering with a capital provider at the appropriate time to dedicate the financing needed to scale this program. Until that time, we may use up to approximately 10% of our current cash, cash equivalents, and marketable securities position to support the program. As of March 31, 2023, we had receivables for amounts financed for customers, net of the related allowance for expected credit losses, of $13.5 million on our condensed consolidated balance sheet. We expect this business to grow in the future, which may impact our liquidity.
During the three months ended March 31, 2023, the Company executed a renewal agreement for hosting services for a total commitment of $45.0 million to be paid over the period from 2023 through 2025. There have been no other material changes to our contractual obligations from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K dated March 1, 2023. We believe our existing cash, cash equivalents, and marketable securities will be sufficient to meet our needs for at least the next 12 months. While we have begun to generate positive cash flows from operations in recent years, we have continued to generate losses from operations, as reflected in our accumulated deficit of $1.0 billion as of March 31, 2023. We may not achieve profitability in the foreseeable future and may require additional capital resources to execute strategic initiatives to grow our business.
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
As of March 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$29,275	$10,284
Net cash used in investing activities	(79)	(16,195)
Net cash provided by financing activities	3,312	6,542

Operating Activities
Our largest source of cash from operating activities is collections from the sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting and software license expenses, and overhead.
Net cash provided by operating activities was $29.3 million during the three months ended March 31, 2023 which resulted from a net loss of $63.4 million, adjusted for non-cash charges of $65.3 million and a net cash inflow of $27.4 million from changes in operating expenses and liabilities. The $27.4 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:
•a $42.9 million decrease in accounts receivable primarily due to timing of billings and cash receipts from customers;
•a $6.5 million increase in deferred revenue primarily due to the growth of our business and timing of billings;
•a $4.6 million increase in accounts payable primarily due to timing of cash payments to our vendors; and
•a $4.5 million decrease in prepaid expenses and other current assets primarily due to the acceleration of acquisition-related expenses associated with cash retention payments upon the departure of certain employees from our previous acquisitions.
These changes in our operating assets and liabilities were partially offset by the following:
•a $28.2 million decrease in accrued expenses and other liabilities primarily due to the size and timing of bonus and commission accruals and payouts, ESPP contributions, payroll, and cash payments to our vendors; and
•a $2.6 million decrease in operating lease liabilities related to lease payments.
Net cash provided by operating activities was $10.3 million during the three months ended March 31, 2022, which resulted from a net loss of $71.4 million, adjusted for non-cash charges of $53.6 million and net cash inflow of $28.1 million from changes in operating assets and liabilities. The $28.1 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:
•a $34.5 million decrease in accounts receivable primarily due to timing of billings and cash receipts from customers; and
•an $8.8 million increase in deferred revenue primarily due to the growth of our business and timing of billings.
These inflows from changes in our operating assets and liabilities were partially offset by the following:
•a $5.2 million increase in prepaid expenses and other assets primarily due to timing of cash payments to our vendors;
•a $4.4 million decrease in accrued expenses and other liabilities primarily due to timing of 2021 corporate bonus payout to our employees in the first quarter of 2022, payroll, cash payments to our vendors, and accrued ESPP contributions;
•a $4.1 million increase in deferred contract cost assets related to commissions as a result of additional customer contracts closed during the period; and
•a $1.9 million decrease in operating lease liabilities related to lease payments.

Investing Activities
Net cash used in investing activities of $0.1 million during the three months ended March 31, 2023 consisted of purchases of marketable securities of $90.0 million, capitalized software development costs of $8.0 million, originations for materials financing of $9.1 million, and purchases of property and equipment of $2.2 million primarily related to improvements to our leased office spaces and computer equipment purchases, partially offset by $103.9 million in maturities of marketable securities, and $5.4 million of customer repayments for materials financing.
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
Financing Activities
Net cash provided by financing activities of $3.3 million during the three months ended March 31, 2023 consisted of $3.7 million in proceeds from stock option exercises, partially offset by $0.4 million in payments on our finance lease obligations.
Net cash provided by financing activities of $6.5 million during the three months ended March 31, 2022 consisted of $6.9 million in proceeds from stock option exercises, partially offset by $0.4 million in payments on our finance lease obligations.
Remaining Performance Obligations
Our subscriptions typically have a term of one to three years. The transaction price allocated to remaining performance obligations under our subscriptions represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancelable subscriptions that will be invoiced and recognized as revenue in future periods. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $805.5 million, of which approximately 73% is expected to be recognized as revenue in the next 12 months and substantially all of the remainder between 12 and 36 months thereafter. We expect remaining performance obligations to change from period to period primarily due to the size, timing, and duration of new customer contracts and customer renewals.
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
Our significant accounting policies are more fully described in Note 2 of our condensed consolidated financial statements. Our critical accounting policies and more significant judgments and estimates used in the preparation of our financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K dated March 1, 2023. There have been no significant changes to these policies for the three months ended March 31, 2023.

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
Interest Rate Risk
We had cash, cash equivalents, restricted cash, and marketable securities of $605.9 million as of March 31, 2023. Cash, cash equivalents, restricted cash, and marketable securities consist of money market funds, U.S. treasury securities, corporate notes and obligations, time deposits, commercial paper, checking accounts, and savings accounts. The cash and cash equivalents are held for working capital and general corporate purposes. Restricted cash as of March 31, 2023 was used as collateral to satisfy certain contractual arrangements related to corporate credit cards. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of March 31, 2023, a hypothetical 100 basis points increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2023, the end of the period covered by this report.
Based on the Company’s evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission ("SEC") rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
(b)Changes in Internal Control Over Financial Reporting.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. There have not been any changes in internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(c)Limitations on Effectiveness of Controls and Procedures
Our management, including our chief executive officer and chief financial officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
We have experienced rapid growth in recent periods. Our revenue was $213.5 million and $159.5 million for the three months ended March 31, 2023 and 2022, respectively. Our results of operations may fluctuate significantly, which could make our future results difficult to predict and could cause our results of operations to fall below expectations. You should not rely on the revenue growth of any prior period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Our overall revenue growth and results of operations depend on a number of factors, including many that are out of our control. These factors include our ability to do the following: attract new customers and expand sales of subscriptions to our existing customers; increase sales to owners and specialty contractors, as well as monetize additional new stakeholders; develop new products and services, further improve our existing products, services, and platform, and expand our App Marketplace with additional integrations; provide our customers and collaborators with support that meets their needs; invest financial and operational resources to support future growth in our customer, collaborator, and third-party relationships; expand our operations domestically and internationally; and retain and motivate existing personnel, and attract, integrate, and retain new personnel, particularly to our sales and marketing and engineering and product development teams.
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
We have a history of losses, and we may not achieve or maintain profitability in the future. We incurred net losses of $63.4 million and $71.4 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $1.0 billion. We are not certain whether or when we will be able to achieve or sustain profitability in the future. We also expect our expenses to increase in future periods as we continue to invest in growth, which could negatively affect our future results of operations if our revenue does not correspondingly increase. In particular, we intend to continue to expend substantial financial and other resources on the following: expanding our sales and marketing and customer success teams to drive new subscriptions, increase the use of our products, services, and platform by existing customers, and support our international expansion; developing our technology infrastructure, including systems architecture, scalability, availability, performance, and security; and investing in our engineering and product development teams and developing new products, services, and platform functionality.
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
We had customers running projects in over 150 countries as of December 31, 2022, and 14% of our revenue in 2022 was generated from customers outside the U.S. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our products, services, and platform in additional languages. Any new markets or countries into which we attempt to sell subscriptions to access our products may not be receptive to our efforts. For example, we may not be able to expand further in some markets if we are not able to adapt our products, services, and platform to fit the needs of prospective customers in those markets or if we are unable to satisfy certain government- and industry-specific laws or regulations. In addition, our international operations and expansion efforts requires considerable management attention and the investment of significant resources, while subjecting us to new risks and increasing certain risks that we already face, including risks associated with:
•providing our products, services, and platform in different languages and customizing them to support local requirements;
•compliance by us and our partners with applicable international laws and regulations, including laws and regulations with respect to anti-corruption, competition, import and export controls, tariffs, trade barriers, economic sanctions, employment, construction, privacy, data protection, consumer protection, and unsolicited email, and unauthorized practice of law (“UPL”), and the risk of penalties and fines against us and individual members of management or employees if our practices are deemed to be out of compliance;
•recruiting and retaining talented and capable employees outside the U.S., including employees who speak multiple languages and come from a wide variety of different cultural backgrounds and customs, and managing an employee base in jurisdictions with differing employment regulations;
•operating in jurisdictions that do not protect intellectual property rights to the same extent as the U.S. and navigating the practical enforcement of such intellectual property rights outside of the U.S.;
•political and economic instability (including as a result of the COVID-19 pandemic or the military conflict involving Russia and Ukraine);
•generally longer payment cycles and greater difficulty in collecting accounts receivable; and
•higher costs of doing business internationally, including increased accounting, tax, travel, infrastructure, and legal compliance costs, and costs associated with fluctuations in currency exchange rates.
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
Continuing and increasing sales of subscriptions to access our products and of our services depend to a significant extent on our ability to expand our sales and marketing capabilities. It is difficult to predict customer demand, customer retention, and expansion rates, the size and growth rate of the market, the entry of competitive products and services, or the success of existing competitive products and services. Our sales efforts involve educating prospective customers about the uses and benefits of our products, services, and platform. We spend substantial time and resources on our sales efforts without any assurance that our efforts will result in a sale. We expect that we will continue to need intensive sales efforts to educate prospective customers about the uses and benefits of our construction management software and services, and we may have difficulty convincing prospective customers of the value of adopting our products and services. We plan to continue expanding our sales force, both domestically and internationally. Identifying, recruiting, and training qualified sales representatives is time-consuming and resource-intensive, and they may not be fully trained and productive for a significant amount of time following their hiring, if ever. In addition, the cost to acquire customers is high due to these considerable sales and marketing efforts. Our business will be harmed if our efforts do not generate a corresponding increase in revenue. Even if we are successful in convincing prospective customers of the value of our products and services, they may decide not to purchase our products and services for a variety of reasons, some of which are out of our control. The failure of our efforts to secure sales after investing resources in a lengthy sales process could materially adversely affect our business, financial condition, results of operations, and prospects.
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

With the introduction of new products, services, and technologies by competitors and the emergence of new market entrants in the construction management software industry, we expect competition to intensify. Many of our competitors have competitive advantages over us, such as better name recognition, longer operating histories, larger marketing budgets, existing or more established relationships, greater third-party integrations, access to larger customer bases, greater financial, technical, pricing, and marketing strategies, and other resources. Some of our competitors may make acquisitions or enter into strategic relationships with third parties to offer a broader range of products and services than we do. These combinations may make it more difficult for us to effectively compete. Additionally, as we introduce new products and services in the market, such as materials financing, we may face new or different competitors who may similarly have competitive advantages over us. Such competitive pressures may erode our market share and may hinder or slow our expansion into new markets, including materials financing. We expect these competitive dynamics to continue as competitors attempt to strengthen or maintain their market positions.
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
While we earn finance charges on such deferred payment balances, we bear credit risk and may incur financial losses in the event customers default on the deferred payment terms under our materials financing agreements. Although our internal data can help us assess a customer’s default risk, there can be no guarantee that our processes will accurately forecast repayments. We are in the early stages of this program and therefore we may not be as accurate in forecasting default rates in the near term as we expect to be in the long term once we have had the opportunity to develop and enhance our internal data sets and analytics capabilities to better predict, assess, and manage risk of default. As a result, we carry appropriate reserves on our books for projected losses. Although we have a credit policy in place designed to limit our exposure to any particular customer, we may ultimately be unable to adequately or successfully limit such exposure. Furthermore, since our materials financing program customers are largely consolidated in the construction industry, we may be subject to concentrated risks since our customers’ ability to pay us may be impacted by the economic strength of the construction industry. Failure to accurately forecast our customers’ payment ability or a material increase in payment defaults may adversely impact our results of operations, cash flows, liquidity, and profitability. In addition, our customers may not fully comply with their obligations under their materials financing agreements, which could negatively impact our mechanic’s liens rights and therefore, our ability to collect outstanding balances or finance charges.

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
In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws, and other similar laws. For example, the California Consumer Privacy Act of 2018 (the “CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”) expands the CCPA’s requirements, including by establishing a new regulatory agency to implement and enforce the law. Other states have enacted data privacy laws as well. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Utah Consumer Privacy Act, all of which will take effect this year. Additionally, several states and localities have enacted measures related to the use of artificial intelligence ("AI") and machine learning in products and services. Moreover, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences. Data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.
As we expand globally, our obligations related to data protection may increase. Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s (“EU”) General Data Protection Regulation (the “EU’s GDPR”) and the U.K.’s General Data Protection Regulation (the "U.K.'s GDPR") impose strict requirements for processing personal data. Under the EU’s GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater, for certain violations. The application of the EU’s GDPR alongside the U.K.’s GDPR exposes us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. The relationship between the U.K. and the EU in relation to certain aspects of data protection law remains in flux. This may require investing in additional resources and more technology. In addition, individuals and consumer protection agencies may initiate litigation related to the processing of individuals’ personal data. There are also stringent local data protection requirements in Germany and cloud-server initiatives in France which may impact our expansion into these countries. In Europe, there is a proposed regulation related to AI that, if adopted, could impose onerous obligations related to the use of AI-related systems. We may have to change our business practices to comply with such obligations. Furthermore, as our business continues to expand and evolve, the EU’s GDPR, the U.K.’s GDPR, and similar data protection regulations may apply additional obligations on us to further secure personal data, provide further rights to data subjects, and require additional reporting to regulators.
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
Any claim, lawsuit, proceeding, investigation, inquiry, or request under any of the foregoing could: result in reputational harm, criminal sanctions, consent decrees, and orders preventing us from offering certain features, functionalities, products, or services; limit our access to credit; result in a modification or suspension of our business practices; require us to develop non-infringing or otherwise altered products or technologies; prompt ancillary claims, lawsuits, proceedings, investigations, inquiries, or requests; consume financial and other resources which may otherwise be utilized for other purposes, such as advancing other products and services on our platform; cause a breach or cancelation of certain contracts; or result in a loss of customers, investors, or partners. Any of the foregoing, or any significant additional laws or regulations, or our failure to comply with any laws and regulations that now or in the future could apply to our business, could materially adversely affect our business, financial condition, results of operations, and prospects.
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
Our liability for third-party content on our platform, such as content posted by customers and other users, currently is limited by Section 230 of the Communications Decency Act (the “CDA”). There have been various U.S. Congressional and Executive branch efforts to remove or restrict the scope of the protections available to online platforms under Section 230 of the CDA. For example, the CDA was amended in 2018, and the U.S. Congress and the Executive branch have proposed further changes or amendments each year since 2019, including, among other things, proposals that would narrow CDA immunity, expand government enforcement power relating to content moderation concerns, or repeal the CDA altogether. In addition, some states have passed, and others may adopt, laws intended to limit the protection afforded by Section 230 of the CDA. Laws passed by Florida and Texas are the subject of judicial appeals and the U.S. Supreme Court heard a separate case that could limit the protections afforded by Section 230 of the CDA. A decision in that case is expected by the end of June. Such changes could decrease or change our protections from liability for third-party content in the U.S. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages or license costs. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. If any of these events occur, we may incur significant costs or be required to make significant changes to our products, services, business practices, or operations and our business could be seriously harmed. We also could be harmed by government investigations, litigation, or changes in laws and regulations directed at our business partners or suppliers in the technology industry that have the effect of limiting our ability to do business with those entities. For example, the U.S. government recently has taken action against companies operating in China intended to limit their ability to do business in the U.S. or with U.S. companies.
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
Our products, services, and platform are subject to various restrictions under U.S. export control and sanctions laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations, and various economic and trade sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control. The U.S. export control laws and U.S. economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products and services to embargoed or sanctioned countries, governments, persons, and entities, identified by the U.S., and also require authorization for the export of certain encryption items. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain cloud-based solutions to countries, governments, and persons targeted by U.S. sanctions. In addition, various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted or could enact laws that could limit our ability to make available or implement our platform in those countries. While we have implemented certain procedures to facilitate compliance with applicable laws and regulations in connection with the collection of this information, we cannot assure you that these procedures have been effective or that we, or third parties, many of whom we do not control, have complied with all laws or regulations in this regard. Failure by our customers, employees, representatives, contractors, partners, agents, intermediaries, or other third parties to comply with applicable laws and regulations in the collection of this information also could have negative consequences to us, including reputational harm, government investigations, and penalties.
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
As we continue to support our lien rights management offering or expand into new jurisdictions, we may face increased scrutiny and risk of additional UPL claims, actions, or proceedings. Any failure or perceived failure by us to comply with applicable UPL laws and regulations may subject us to regulatory inquiries, actions, lawsuits, or proceedings. Levelset has incurred in the past, and we expect to incur in the future, costs associated with responding to, defending, resolving, and settling UPL claims, actions, and proceedings. We can give no assurance that we will prevail in any such matters on commercially reasonable terms or at all. Responding to, defending, and settling regulatory inquiries, action, lawsuits, and proceedings may be time-consuming and divert management and financial resources or have other adverse effects on our business. A negative outcome in any of these proceedings may result in claims, actions, changes to or discontinuance of some of our services, potential liabilities, and additional costs that could materially adversely affect our business, financial condition, results of operations, and prospects.
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
Risks Related to Tax Matters
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
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our business, financial condition, results of operations, and prospects. For example, the 2017 Tax Cuts and Jobs Act (the "TCJA") enacted many significant changes to the U.S. tax laws, some of which were modified in 2020 by the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and may be further modified in the future by the current or a future administration. Beginning in 2022, the TCJA requires taxpayers to capitalize and amortize certain research and development expenditures over five years if incurred in the U.S. and 15 years if incurred in foreign jurisdictions, rather than deducting them currently. Although there have been legislative proposals to repeal or defer the research and development expenditure capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified. As another example, the Inflation Reduction Act, which was recently enacted, includes provisions that will impact the U.S. federal income taxation of certain corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. Regulatory or accounting guidance with respect to existing or future tax laws could materially affect our tax obligations and effective tax rate. Further, it is uncertain if, and to what extent, various states will conform to current federal law or any newly enacted federal tax legislation. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development (the “OECD”) and the European Commission), have recently proposed, recommended, or (in the case of certain countries) enacted, or are in the process of enacting, changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. In particular, the OECD is working on a two-pillar solution to address the tax challenges arising from the digitalization of the economy, commonly referred to as BEPS 2.0, which, if implemented, would make important changes to the international tax system by allocating taxing rights in respect of certain profits of multinational enterprises above a fixed profit margin to the jurisdictions within which they carry on business (subject to certain revenue threshold rules which we do not currently meet but may meet in the future), referred to as the Pillar One proposal, and imposing a minimum effective tax rate on certain multinational enterprises, referred to as the Pillar Two proposal. A number of countries within which we carry on our business are currently proposing to implement core elements of the Pillar Two proposal by the start of 2024. Based on our current understanding of the minimum revenue thresholds contained in the proposed Pillar Two rules, we anticipate that we could potentially be within their scope and so their implementation could impact the amount of tax we have to pay. Any of the foregoing could materially adversely affect our business, financial condition, results of operations, and prospects.
Our ability to use our NOL carryforwards and certain other tax attributes may be limited.
As of December 31, 2022, we had $842.6 million of U.S. federal and $567.2 million of state NOL carryforwards available to reduce taxable income that we may have in the future. It is possible that we will not generate taxable income sufficient to use certain of these NOL carryforwards. Under legislative changes made by the TCJA, as modified by the CARES Act, our U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the ability to utilize such federal net operating losses to offset taxable income in taxable years beginning after 2020 is limited to 80% of the current-year taxable income. It is uncertain if and to what extent various states will conform to the TCJA. In addition, federal NOL carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code (the “IRC”), respectively. Under those sections of the IRC, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. We performed an analysis to determine whether net operating loss and credit carryover limitations existed under Section 382 as of December 31, 2021, and determined that a portion of the net operating losses and credit carryovers are subject to Section 382 annual limitations. We have determined that we should be able to fully utilize these net operating losses and credit carryovers before they expire, provided that we generate sufficient taxable income. We may experience additional ownership changes in the future as a result of shifts in our stock ownership after December 31, 2022, some of which may be outside of our control. State NOL carryforwards and other state tax credits may be subject to similar limitations under state tax laws, and there may be periods during which the use of state net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. If an ownership change occurs and our ability to use our NOL carryforwards and tax credits is limited, or if our ability to utilize NOL carryforwards and certain tax credits is otherwise restricted by law, our business, financial condition, results of operations, and prospects could be materially adversely affected.
Risks Related to Capital Requirements, Credit Concentration, Liquidity, and Our Marketable Securities Portfolio
We may need to raise additional capital to grow our business, and such capital may not be available on terms acceptable to us, or at all, which could reduce our ability to compete and could materially adversely affect our business, financial condition, results of operations, and prospects.
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
Adverse developments affecting the financial services industry, such as events or concerns involving the liquidity of, or defaults or non-performance by, financial institutions, could materially adversely affect our business, financial conditions, results of operations, and prospects.
Adverse events involving the liquidity of, or defaults or non-performance by, or other adverse developments involving, financial institutions, transactional counterparties, other companies in the financial services industry, or the financial services industry generally, or concerns or rumors about any such events or developments, or other similar risks, have in the past and may in the future lead to market-wide liquidity problems and may lead to liquidity constraints for us. For example, on March 10, 2023, the FDIC took control of, and was appointed receiver of, SVB, one of our banking partners. Similarly, on March 12, 2023, Signature Bank Corporation and Silvergate Capital Corporation each entered into receivership. Additionally, on March 15, 2023, Credit Suisse Group AG announced that it would borrow up to 50 billion Swiss francs (equal to approximately $53.7 billion) from the Swiss National Bank to address its liquidity concerns. Further, on May 1, 2023, the FDIC took control of First Republic Bank and sold its deposits and the majority of its assets to JPMorgan Chase & Co. We maintain our cash, cash equivalents, and marketable securities with financial institutions, and our account balances with any such institutions typically exceed the individual account limit of $250,000 insured by the FDIC. There is a possibility that we may not be able to access a portion of our existing cash, cash equivalents, and marketable securities, or that all or part of our balances may be at risk, due to market conditions affecting such financial institutions or the financial services industry. In the event of a bank failure or liquidity crisis, there can be no assurance that our deposits in excess of FDIC insurance limits, or other comparable insurance limits, if any, would be backstopped by the U.S. or applicable foreign governments, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks or governmental institutions or be acquired. If other banks and financial institutions enter receivership or become insolvent in the future in response to market conditions affecting the financial services industry, our ability to access our cash, cash equivalents, and marketable securities may be threatened or compromised, which could materially adversely affect our business, financial condition, results of operations, and prospects.

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
Our platform and the infrastructure on which our platform relies are vulnerable to damage or interruption from catastrophic occurrences, such as earthquakes, floods, fires, other natural disasters, power loss, telecommunication failures, military conflict or war, terrorist attacks, criminal acts, sabotage, other intentional acts of vandalism and misconduct, geopolitical events, disease (such as the COVID-19 pandemic), and other similar events, each of which could materially adversely affect our business, financial condition, results of operations, and prospects, or the business of our customers, partners, vendors, or the economy as a whole. For example, our corporate headquarters are located near Santa Barbara, California, a region known for seismic activity and severe fires, and a catastrophic event in this region could materially adversely affect our business, financial condition, results of operations, and prospects. The impact of climate change could result in an increase in the frequency or severity of such events. Climate-related events have the potential to disrupt our business, our third-party suppliers, and the business of our customers, may cause us to experience higher attrition, losses, and additional costs to maintain and resume operations, and may subject us to increased regulations, reporting requirements, standards, or expectations regarding the environmental impacts of our business.
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
The market price of our common stock is likely to be volatile. In light of recent macroeconomic factors such as inflation, interest rate changes, bank failures, and the ongoing impacts of the COVID-19 pandemic, as well as geopolitical factors such as the Russia-Ukraine conflict, and the market for technology companies in particular, the stock market in general has experienced extreme volatility, which has often been unrelated to the operating performance of particular companies. The market price for our common stock may also be influenced by the following factors: actual or anticipated changes or fluctuations in our results of operations; the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections; announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships, or capital commitments; changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular; and actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally. In addition, the limited public float of our common stock may tend to increase the volatility of the trading price of our common stock. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for your shares. Additionally, the foregoing factors, along with other market and industry factors, may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from selling their shares at or above the price paid for the shares and may otherwise negatively affect the liquidity of our common stock.
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
Certain provisions in our organizational documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove members of our Board or current management, and adversely affect our stock price.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our Board or take other corporate actions, including effecting changes in our management. These provisions include:
•a classified Board with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board;
•the denial of any right of our stockholders to remove members of our Board except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of the total voting power of all our outstanding voting stock then entitled to vote in the election of directors;
•the ability of our Board to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the exclusive right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our Board;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by the chairperson of our Board, chief executive officer, president, or by our Board acting pursuant to a resolution adopted by a majority of our Board, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•certain amendments to our amended and restated certificate of incorporation will require the approval of two-thirds of the then-outstanding voting power of our capital stock; and
•advance notice procedures with which stockholders must comply to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities.
None.
Items 3, 4, and 5 are not applicable and have been omitted.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Procore Technologies, Inc.

Date: May 5, 2023	By:	/s/ Craig F. Courtemanche, Jr.
Craig F. Courtemanche, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2023	By:	/s/ Paul E. Lyandres
Paul E. Lyandres
Chief Financial Officer and Treasurer (Principal Financial Officer)