Form 10-Q
period 2023-06-30
PROCORE TECHNOLOGIES, INC.
filed 2023-08-04
CIK 1611052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2023, the registrant had 142,384,209 shares of common stock, $0.0001 par value per share, outstanding.

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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
Procore Technologies, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except number of shares and par value)	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$312,518	$296,712
Marketable securities (amortized cost of $291,017 and $286,001 at June 30, 2023 and December 31, 2022, respectively)	290,445	285,493
Accounts receivable, net of allowances for credit losses of $3,564 and $4,113 at June 30, 2023 and December 31, 2022, respectively	125,577	148,683
Contract cost asset, current	25,655	23,600
Prepaid expenses and other current assets	43,711	44,731
Total current assets	797,906	799,219
Capitalized software development costs, net	70,397	58,577
Property and equipment, net	37,121	39,193
Right of use assets - finance leases	35,681	37,026
Right of use assets - operating leases	40,223	41,934
Contract cost asset, non-current	42,112	40,477
Intangible assets, net	144,517	162,953
Goodwill	539,355	539,128
Other assets	18,640	21,903
Total assets	$1,725,952	$1,740,410
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,539	$14,282
Accrued expenses	60,090	99,182
Deferred revenue, current	416,788	396,535
Other current liabilities	27,468	21,639
Total current liabilities	519,885	531,638
Deferred revenue, non-current	5,145	5,278
Finance lease liabilities, non-current	44,574	45,578
Operating lease liabilities, non-current	35,630	38,087
Other liabilities, non-current	4,283	3,049
Total liabilities	609,517	623,630
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized at June 30, 2023 and December 31, 2022; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at June 30, 2023 and December 31, 2022; 142,200,781 and 139,159,534 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	14	14
Additional paid-in capital	2,183,893	2,068,225
Accumulated other comprehensive loss	(2,001)	(2,316)
Accumulated deficit	(1,065,471)	(949,143)
Total stockholders’ equity	1,116,435	1,116,780
Total liabilities and stockholders’ equity	$1,725,952	$1,740,410
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Revenue	$228,536	$172,205	$442,062	$331,721
Cost of revenue	42,304	36,735	82,506	70,067
Gross profit	186,232	135,470	359,556	261,654
Operating expenses
Sales and marketing	125,362	103,283	242,725	197,198
Research and development	73,216	63,822	153,252	124,076
General and administrative	46,383	40,667	91,571	83,819
Total operating expenses	244,961	207,772	487,548	405,093
Loss from operations	(58,729)	(72,302)	(127,992)	(143,439)
Interest income	4,943	678	9,891	753
Interest expense	(491)	(567)	(987)	(1,133)
Accretion income, net	2,031	—	3,663	—
Other expense, net	(313)	(890)	(523)	(347)
Loss before provision for income taxes	(52,559)	(73,081)	(115,948)	(144,166)
Provision for income taxes	322	42	380	376
Net loss	$(52,881)	$(73,123)	$(116,328)	$(144,542)
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.54)	$(0.83)	$(1.07)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	141,238,489	135,927,677	140,446,873	135,232,404
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	$395	$(791)	$379	$(446)
Unrealized loss on available-for-sale debt and marketable securities, net of tax	(388)	—	(64)	—
Total other comprehensive income (loss)	7	(791)	315	(446)
Comprehensive loss	$(52,874)	$(73,914)	$(116,013)	$(144,988)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2021	134,046,926	$13	$1,852,071	$(583)	$(662,212)	$1,189,289
Exercise of stock options	697,998	—	6,795	—	—	6,795
Stock-based compensation	—	—	39,375	—	—	39,375
Issuance of common stock upon settlement of restricted stock units	706,663	—	—	—	—	—
Other comprehensive income	—	—	—	345	—	345
Net loss	—	—	—	—	(71,419)	(71,419)
Balance as of March 31, 2022	135,451,587	$13	$1,898,241	$(238)	$(733,631)	$1,164,385
Exercise of stock options	509,505	—	8,220	—	—	8,220
Stock-based compensation	—	—	35,790	—	—	35,790
Issuance of common stock upon settlement of restricted stock units	552,401	1	—	—	—	1
Issuance of common stock for employee stock purchase plan	286,997	—	11,513	—	—	11,513
Adjustment of holdback share release for business combination	(605)	—	—	—	—	—
Other comprehensive loss	—	—	—	(791)	—	(791)
Net loss	—	—	—	—	(73,123)	(73,123)
Balance as of June 30, 2022	136,799,885	$14	$1,953,764	$(1,029)	$(806,754)	$1,145,995
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2022	139,159,534	$14	$2,068,225	$(2,316)	$(949,143)	$1,116,780
Exercise of stock options	272,032	—	3,651	—	—	3,651
Stock-based compensation	—	—	47,060	—	—	47,060
Issuance of common stock upon settlement of restricted stock units	940,122	—	—	—	—	—
Other comprehensive income	—	—	—	308	—	308
Net loss	—	—	—	—	(63,447)	(63,447)
Balance as of March 31, 2023	140,371,688	$14	$2,118,936	$(2,008)	$(1,012,590)	$1,104,352
Exercise of stock options	549,328	—	7,304	—		7,304
Stock-based compensation	—	—	44,647	—		44,647
Issuance of common stock upon settlement of restricted stock units	963,723	—	—	—		—
Issuance of common stock for employee stock purchase plan	316,042	—	13,006	—		13,006
Other comprehensive income	—	—	—	7		7
Net loss	—	—	—	—	(52,881)	(52,881)
Balance as of June 30, 2023	142,200,781	$14	$2,183,893	$(2,001)	$(1,065,471)	$1,116,435
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Operating activities
Net loss	$(116,328)	$(144,542)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock-based compensation	87,425	71,104
Depreciation and amortization	34,210	30,550
Accretion of discounts on marketable debt securities, net	(3,662)	—
Abandonment of long-lived assets	535	887
Noncash operating lease expense	5,232	4,808
Unrealized foreign currency loss, net	557	355
Deferred income taxes	5	(638)
Provision for credit losses	3,730	642
Increase (decrease) in fair value of strategic investments	6	(81)
Changes in operating assets and liabilities
Accounts receivable	23,577	24,357
Deferred contract cost assets	(3,630)	(7,361)
Prepaid expenses and other assets	1,701	(5,116)
Accounts payable	1,149	5,926
Accrued expenses and other liabilities	(31,110)	(8,909)
Deferred revenue	19,582	15,706
Operating lease liabilities	(5,381)	(4,359)
Net cash provided by (used in) operating activities	17,598	(16,671)
Investing activities
Purchases of property and equipment	(4,694)	(9,433)
Capitalized software development costs	(17,351)	(16,252)
Purchases of strategic investments	(442)	(3,018)
Purchases of marketable securities	(229,282)	—
Maturities of marketable securities	222,726	—
Sales of marketable securities	5,452	—
Originations of materials financing	(17,007)	(9,259)
Customer repayments of materials financing	12,996	6,261
Settlement of post-close working capital adjustments from business combinations	—	1,291
Net cash used in investing activities	(27,602)	(30,410)
Financing activities
Proceeds from stock option exercises	10,939	14,604
Proceeds from employee stock purchase plan	13,006	11,513
Payments of deferred offering costs	—	(270)
Principal payments under finance lease agreements, net of proceeds from lease incentives	(930)	(844)
Net cash provided by financing activities	23,015	25,003
Net increase in cash, cash equivalents and restricted cash	13,011	(22,078)
Effect of exchange rate changes on cash	(309)	(806)
Cash, cash equivalents and restricted cash, beginning of period	299,816	589,212
Cash, cash equivalents and restricted cash, end of period	$312,518	$566,328
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$312,518	$563,224
Restricted cash, non-current at end of period included in other assets	—	3,104
Total cash, cash equivalents and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$312,518	$566,328
Supplemental disclosure of cash flow information
Cash paid for interest other than finance leases	$—	$74
Cash paid for income taxes, net of refunds received	685	832
Stock-based compensation capitalized for cloud-computing arrangement costs	155	115
Cash received for lease incentives	386	568
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	987	1,017
Operating cash flows from operating leases	6,389	5,595
Financing cash flows from finance leases	1,016	935
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses at period end	698	3,024
Capitalized software development costs included in accounts payable and accrued expenses at period end	749	1,365
Stock-based compensation capitalized for software development	4,128	3,946
Conversion of available-for-sale debt securities into equity securities	—	3,550
Right of use assets obtained in exchange for operating lease liabilities	3,515	11,237
Noncash net change due to operating lease remeasurement	—	(1,671)
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying condensed consolidated financial statements include the interim financial statements of Procore Technologies, Inc. and its subsidiaries. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are unaudited. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2022. The condensed consolidated balance sheet information as of December 31, 2022 has been derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Certain balances have been reclassified to conform to current year presentation.
Use of estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates its estimates and assumptions for continued reasonableness, primarily with respect to revenue recognition, the period of benefit of contract cost assets, the fair value of assets acquired and liabilities assumed in a business combination, stock-based compensation expense, the recoverability of goodwill and long-lived assets, useful lives of long-lived assets, capitalization of software development costs, income taxes, including related reserves and allowances, provision for credit losses, and self-insurance reserve estimates. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable. Actual results could differ from the Company’s estimates.
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Marketable securities
Investments with stated maturities of greater than three months are classified as marketable securities, which consist of United States (“U.S.”) treasury securities, commercial paper, corporate notes and obligations, and time deposits. The Company determines the appropriate classification of each investment at the time of purchase and re-evaluates such classification at each balance sheet date. The Company classifies each marketable debt security as either short-term or long-term at each balance sheet date based on the underlying investment’s contractual maturity date. Short-term investments are investments with an original maturity date of less than one year when purchased. All marketable securities held as of June 30, 2023 and December 31, 2022 are classified and accounted for as short-term available-for-sale debt securities, which are carried at fair value.
The Company periodically assesses its portfolio of marketable securities for impairment. The Company evaluates each investment in an unrealized loss position to determine if any portion of the unrealized loss is related to credit losses. In determining whether a credit loss may exist, the Company considers the extent of the unrealized loss position, any adverse conditions specifically related to the security or the issuer’s operating environment, the pay structure of the security, the issuer’s payment history, and any changes in the issuer’s credit rating. Unrealized losses on marketable securities due to expected credit losses are recognized in other (expense) income, net in the accompanying condensed consolidated statements of operations and comprehensive loss, and any excess unrealized gains and losses, net of tax, that are not due to expected credit losses are included in accumulated other comprehensive loss, a component of stockholders’ equity. During the three and six months ended June 30, 2023, there were no credit losses recorded on marketable securities. Interest recorded on marketable securities is recorded in interest income, with accretion of discounts, net of amortization of premiums, recorded in accretion income, net, on the accompanying condensed consolidated statements of operations and comprehensive loss.
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
Gross receivables outstanding from customers under the materials financing program were $16.7 million and $13.6 million as of June 30, 2023 and December 31, 2022, respectively. The related allowance for expected credit losses for materials financing receivables was $3.9 million and $2.1 million as of June 30, 2023 and December 31, 2022, respectively. Materials financing receivables, net of allowances, are recorded within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
Self-insurance reserves
In January 2022, the Company elected to partially self-fund its health insurance plan. To reduce its risk related to high-dollar claims, the Company maintains individual stop-loss insurance. The Company estimates its exposure for claims incurred at the end of each reporting period, including claims not yet reported, with the assistance of an independent third-party actuary. As of June 30, 2023 and December 31, 2022, the Company’s net self-insurance accrual was $2.4 million and $1.9 million, respectively, included within other current liabilities on the condensed consolidated balance sheet.

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

As of June 30, 2023 and December 31, 2022, the carrying value of the Company’s financial instruments included in current assets and current liabilities (including accounts receivable, accounts payable and accrued expenses) approximate fair value due to the short-term nature of such items. The Company measures its cash held in money market funds, marketable securities, and investments in available-for-sale debt securities at fair value each reporting period. The estimation of fair value for available-for-sale debt securities in private companies requires the use of significant unobservable inputs, and as a result, the Company classifies these assets as Level 3 within the fair value hierarchy.

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
Restricted cash
As of December 31, 2022, the Company held $3.1 million of restricted cash to secure corporate credit cards. During the three months ended June 30, 2023, $3.1 million of restricted cash was released from restriction, based on negotiations with the related bank.

Deferred revenue
Contract liabilities consist of revenue that is deferred when the Company has the contractual right to invoice in advance of transferring services to its customers. The Company recognized revenue of $185.1 million and $140.7 million during the three months ended June 30, 2023 and 2022, respectively, that was included in deferred revenue balances at the beginning of the respective periods. The Company recognized revenue of $286.2 million and $214.3 million during the six months ended June 30, 2023 and 2022, respectively, that was included in deferred revenue balances at the beginning of the respective periods.
Remaining performance obligation
The transaction price allocated to remaining performance obligations (“RPO”) represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancelable contracts that will be invoiced and recognized as revenue in future periods. Our current RPO represents future revenue under existing contracts that is expected to be recognized as revenue in the next 12 months. As of June 30, 2023, the aggregate amount of the transaction price allocated to RPO was $849.5 million, of which the Company expects to recognize $622.6 million, or 73%, as revenue in the next 12 months, and substantially all of the remaining $226.9 million between 12 and 36 months thereafter.
3.INVESTMENTS
Marketable securities
Marketable securities consisted of the following as of June 30, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$77,608	$1	$(133)	$77,476
Commercial paper	74,524	1	(148)	74,377
Corporate notes and obligations	99,975	1	(264)	99,712
Time deposits	38,910	19	(49)	38,880
Total marketable securities	$291,017	$22	$(594)	$290,445

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

All marketable securities held as of June 30, 2023 and December 31, 2022 had a contractual maturity of less than one year. During the six months ended June 30, 2023, there were maturities and sales of marketable securities of $222.7 million and $5.5 million, respectively. Realized losses on the sale of marketable securities are recorded in other expense, net on the condensed consolidated statements of operations and comprehensive loss. Such losses were immaterial during the six months ended June 30, 2023. There were no impairments of marketable securities in any period presented.
Strategic investments
Strategic investment activity during the six months ended June 30, 2023 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Available-for- Sale Debt Securities	Total
Balance as of December 31, 2022	$7,286	$3,402	$355	$11,043
Interest accrued on available-for-sale debt securities	—	—	4	4
Purchases of strategic investments	—	442	—	442
Unrealized loss on strategic investments	—	(6)	—	(6)
Balance as of June 30, 2023	$7,286	$3,838	$359	$11,483

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Strategic investment activity during the six months ended June 30, 2022 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Available-for- Sale Debt Securities	Total
Balance as of December 31, 2021	$3,882	$-	$3,450	$7,332
Interest accrued on available-for-sale debt securities	—	—	101	101
Purchases of strategic investments	—	2,668	350	3,018
Conversion of available-for-sale debt securities into equity securities	3,550	—	(3,550)	—
Unrealized gain (loss) on strategic investments	186	(105)	130	211
Balance as of June 30, 2022	$7,618	$2,563	$481	$10,662
Strategic investments are recorded in other assets in the condensed consolidated balance sheets. As of June 30, 2023, in connection with the Company’s investments in limited partnerships, it has a contractual obligation to provide additional investment funding of up to $5.9 million at the option of the investees. No impairment losses were recorded in any period presented.
4.FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial assets measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$279,731		$—	$279,731
Marketable securities:
U.S. treasury securities	77,476		—	77,476
Commercial paper	—	74,377	—	74,377
Corporate notes and obligations	—	99,712	—	99,712
Time deposits	—	38,880	—	38,880
Strategic investments:
Investments in available-for-sale debt securities	—	—	359	359
Total	$357,207	$212,969	$359	$570,535

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
5.LEASES
The Company has primarily entered into lease arrangements for office space, in addition to other miscellaneous equipment. The Company’s leases have initial non-cancelable lease terms ranging from one to 10 years. Some of the Company’s leases include an option for it to extend the term of the lease for up to 10 years.
Operating lease commencements and modifications resulted in net increases to right of use assets–operating leases and corresponding operating lease liabilities on the Company’s condensed consolidated balance sheet of $3.5 million and $11.2 million during the six months ended June 30, 2023 and 2022, respectively.
6.INTANGIBLE ASSETS AND GOODWILL
Intangible assets
The Company’s finite-lived intangible assets are summarized as follows (in thousands):

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$157,302	$(54,364)	$102,938	4.7
Customer relationships	66,350	(24,771)	41,579	4.5
Total	$223,652	$(79,135)	$144,517	4.7

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$157,130	$(41,968)	$115,162	5.1
Customer relationships	66,350	(18,559)	47,791	4.9
Total	$223,480	$(60,527)	$162,953	5.1

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company estimates that there is no significant residual value related to its intangible assets. Intangible assets amortization expense is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$5,493	$5,654	$10,986	$11,308
Sales and marketing	3,106	3,106	6,213	6,212
Research and development	675	895	1,409	1,797
Total amortization of acquired intangible assets	$9,274	$9,655	$18,608	$19,317

Goodwill
As of June 30, 2023, the Company had goodwill of $539.4 million on its condensed consolidated balance sheet. The change in the Company’s goodwill balance during the three and six months ended June 30, 2023 was due to the effect of foreign currency translation. There was no impairment of goodwill during the periods presented.
7.ACCRUED EXPENSES
The following represents the components of accrued expenses contained within the Company’s condensed consolidated balance sheets at the end of each period (in thousands):

	June 30, 2023	December 31, 2022
Accrued bonuses	$16,906	$28,357
Accrued commissions	13,486	20,389
Accrued salary, payroll tax, and employee benefit liabilities	16,759	34,113
Other accrued expenses	12,939	16,323
Total accrued expenses	$60,090	$99,182
8.COMMITMENTS AND CONTINGENCIES
Purchase commitments
The Company’s purchase commitments relate to non-cancelable multi-year agreements with third parties to purchase software service subscriptions and other services. During the six months ended June 30, 2023, the Company executed a renewal agreement for hosting services for a total minimum commitment of $45.0 million, to be paid from February 2023 through February 2025. As of June 30, 2023, there was $40.1 million of minimum purchase commitments outstanding under the renewal agreement. Outside of this renewal agreement, there were no further material changes to the Company’s purchase commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
9.STOCK-BASED COMPENSATION
2021 Equity Incentive Plan
In May 2021, the Company’s board of directors (the “Board”) adopted, and the stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”) with the purpose of granting stock-based awards, including stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance awards, and other forms of awards, to employees, directors, and consultants. As of December 31, 2022, a total of 37,664,961 shares of common stock were authorized for issuance under the 2021 Plan. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to either (i) 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (ii) a lesser number of shares determined by the Board prior to the applicable January 1. Accordingly, on January 1, 2023, the number of shares of common stock that may be issued under the 2021 Plan increased by an additional 6,957,976 shares. As a result, as of June 30, 2023, a total of 44,622,937 shares of common stock are authorized for issuance under the 2021 Plan. As of June 30, 2023, a total of 32,659,849 shares of common stock were available for issuance under the 2021 Plan. No stock options have been issued under the 2021 Plan.
Stock options
No stock options were granted during the periods presented.
The following table summarizes the stock option activity during the six months ended June 30, 2023:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2022	5,723,772	$12.65
Exercised	(821,360)	13.34
Canceled/Forfeited	(5,078)	21.36
Outstanding at June 30, 2023	4,897,334	12.53
Exercisable at June 30, 2023	4,879,584	$12.48
As of June 30, 2023, the total unrecognized stock‑based compensation cost for unvested stock options was $0.1 million, which is expected to be recognized over a weighted-average period of 0.2 years.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted stock units
In 2018, the Company began issuing RSUs to certain employees, officers, non-employee consultants, and directors. Substantially all of the RSUs granted subsequent to the Company’s initial public offering (“IPO”) vest based solely on continued service, which is generally over four years, on either a quarterly or annual vesting schedule.
The following table summarizes the RSU activity during the six months ended June 30, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2022	8,495,298	$57.94
Granted	3,072,207	59.22
Vested	(1,903,845)	53.16
Canceled/Forfeited	(772,044)	67.57
Outstanding at June 30, 2023	8,891,616	$58.57
As of June 30, 2023, the total unrecognized stock‑based compensation cost for all RSUs outstanding was $451.9 million, which is expected to be recognized over a weighted‑average vesting period of 2.7 years.
Restricted stock awards
In November 2021, the Company issued 199,670 RSAs to certain key employees in connection with the acquisition of Levelset that vest based on their continued service over a two-year period. The fair value of the RSAs issued was $95.05 per share, which was the closing trading stock price of the Company’s common stock on the acquisition date. These shares are released from restriction quarterly over a two-year period assuming the continued service of the employees. During the six months ended June 30, 2023, the Company recognized $5.3 million in stock-based compensation related to RSAs whose vesting was accelerated upon the departure of certain employees. The Company also expensed $3.4 million during the six months ended June 30, 2023 related to the accelerated vesting of cash retention amounts upon such employees’ departures, which were recorded in prepaid expenses and other current assets as of December 31, 2022.
As of June 30, 2023 and December 31, 2022, 188,149 and 99,833 shares have vested, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized stock-based compensation expense of $7.1 million and $4.7 million, respectively, relating to these shares.
Employee Stock Purchase Plan
In May 2021, the Board adopted, and the stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effective date of the Company’s IPO. A total of 2,600,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of the Company’s common stock reserved for issuance under the ESPP automatically increases on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year; and (ii) 3,900,000 shares, except before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Accordingly, on January 1, 2023, the number of shares of common stock reserved under the ESPP increased by an additional 1,391,595 shares.
The offering periods are scheduled to start in May and November of each year. The ESPP provides for consecutive offering periods that will typically have a duration of 12 months in length and comprise two purchase periods of six months in length, subject to reset and rollover provisions.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25,000 of stock per calendar year. A participant may purchase a maximum of 2,500 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares will be 85% of the lower of the fair market value of the common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. However, in the event the fair value of the common stock on the purchase date is lower than the fair value on the first trading day of the offering period, the offering period is terminated immediately following the purchase and a new offering period begins the following day. Participants may generally end their participation at any time prior to the last 15 days of a purchase period and will be repaid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment.
The fair value of the ESPP purchase rights on the date of grant using the Black-Scholes option pricing model was estimated using the following assumptions during the six months ended June 30, 2023:

Risk-free interest rate	4.68% to 5.17%
Expected term (in years)	0.5 to 1.0
Estimated dividend yield	0.00%
Estimated weighted-average volatility	58.00% to 64.76%
The term for the ESPP purchase rights is the offering period. Given the Company's limited trading history, the Company continues to estimate volatility using the historical volatilities of a group of public companies in a similar industry and stage of life cycle, selected by management, in addition to considering the Company's own historical volatility, for a period commensurate with the term of the ESPP purchase rights. The interest rate is derived from government bonds with a similar term to the ESPP purchase right granted. The Company has not declared, nor does it expect to declare, dividends in the foreseeable future. Consequently, an expected dividend yield of zero is utilized. The fair value of the Company’s common stock used to value ESPP purchase rights is based on the trading price of our publicly traded common stock.
Employee payroll contributions accrued in connection with the ESPP were $4.9 million and $4.7 million as of June 30, 2023 and December 31, 2022, respectively, and are included within accrued expenses in the condensed consolidated balance sheet. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders’ equity on the purchase date. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period. During the six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation of $4.7 million and $6.7 million, respectively, in connection with the ESPP and 316,042 and 286,997 shares of the Company’s common stock, respectively, were purchased under the ESPP.
As of June 30, 2023, unrecognized stock-based compensation expense related to the ESPP was $10.5 million, which is expected to be recognized over a weighted-average period of 0.6 years.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock-based compensation
The Company recorded total stock-based compensation cost from stock options, RSUs, RSAs, and the ESPP as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$1,927	$2,046	$3,578	$3,504
Sales and marketing	14,411	12,572	27,471	22,868
Research and development	16,269	13,144	36,048	26,152
General and administrative	9,880	6,133	20,328	18,580
Total stock-based compensation expense	$42,487	$33,895	$87,425	$71,104
Stock-based compensation capitalized for software development and cloud-computing arrangement implementation costs	2,161	1,895	4,283	4,061
Total stock-based compensation cost	$44,648	$35,790	$91,708	$75,165
10.INCOME TAXES
For the three months ended June 30, 2023 and 2022, income tax expenses recorded by the Company were $0.3 million and less than $0.1 million, respectively. For the six months ended June 30, 2023 and 2022, income tax expenses recorded by the Company were $0.4 million and $0.4 million, respectively. As of June 30, 2023, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The following weighted-average potentially dilutive shares are excluded from the calculation of diluted earnings per share as they are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted stock units and restricted stock awards subject to future vesting	9,364,444	8,580,940	8,793,177	7,611,792
Shares issuable pursuant to the ESPP	498,366	513,973	446,222	596,071
Shares of common stock issuable from stock options	5,171,003	6,578,716	5,378,499	6,912,550
Total	15,033,813	15,673,629	14,617,898	15,120,413
12.GEOGRAPHIC INFORMATION
The following table sets forth the Company’s revenues by geographic region, which is determined based on the billing location of the customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue by geographic region:
U.S.	$196,308	$147,174	$380,233	$283,378
Rest of the world	32,228	25,031	61,829	48,343
Total revenue	$228,536	$172,205	$442,062	$331,721
Percentage of revenue by geographic region:
U.S.	86%	85%	86%	85%
Rest of the world	14%	15%	14%	15%

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

Certain Factors Affecting Our Performance
Acquiring New Customers and Retaining and Expanding Existing Customers’ Use of Our Platform
We are highly focused on continuing to acquire new customers to support our long-term growth. We intend to efficiently drive new customer acquisitions by continuing to invest across our sales and marketing engine to engage our prospective customers, increase brand awareness, and drive adoption of our products, services, and platform. The number of customers on our platform has increased from 13,403 as of June 30, 2022 to 15,704 as of June 30, 2023, including 189 customers from LaborChart, Inc. (“LaborChart”) when it was integrated into the sales process in the third quarter of 2022, reflecting a year-over-year growth rate of 17%. All aforementioned customer counts exclude customers acquired from Express Lien, Inc. (d/b/a Levelset) (“Levelset”) and Esticom, Inc. (“Esticom”) that have not yet been renewed onto standard Procore annual contracts. Remaining Levelset and Esticom legacy customers will be included in our customer metrics once they are renewed onto standard Procore annual contracts or upon integration of the sales process.
Our ability to generate revenue depends on maintaining our relationships with our customers. Our gross retention rate (“GRR”) reflects only customer losses and does not reflect customer expansion or contraction. We believe our high GRR demonstrates that we serve a vital role in our customers’ operations, as the vast majority of our customers continue to use our products and platform and to renew their subscriptions. We believe that GRR is a key metric to understand our ability to retain our customer base and to evaluate whether our products and platform are addressing our customers’ needs throughout the year.
To calculate GRR at the end of a particular period, we first calculate our annual recurring revenue (“ARR”) from the cohort of active customers at the end of the period 12 months prior to the end of the period selected. We define ARR at the end of a particular period as the annualized dollar value of our subscriptions from customers as of such period end date. For multi-year subscriptions, ARR at the end of a particular period is measured by using the stated contractual subscription fees as of the period end date on which ARR is measured. For example, if ARR is measured during the first year of a multi-year contract, the first-year subscription fees are used to calculate ARR. ARR at the end of a particular period includes the annualized dollar value of subscriptions for which the term has not ended, and subscriptions for which we are negotiating a subscription renewal. ARR should be viewed independently of revenue determined in accordance with accounting principles generally accepted in the U.S. (“GAAP” or “U.S. GAAP”) and does not represent our U.S. GAAP revenue on an annualized basis. ARR is not intended to be a replacement or forecast of revenue. We then calculate the value of ARR from any customers whose subscriptions terminated and were not renewed during the 12 months preceding the end of the period selected, which we refer to as churn. We then divide (a) the total prior period ARR minus churn by (b) the total prior period ARR to calculate the GRR. Our GRR was 94% and 95% as of June 30, 2023 and 2022, respectively.
Our ability to continue to grow our business and serve the broader needs of the construction industry depends on acquiring new customers, customers purchasing new products or signing up for new services, customers renewing and expanding their use of existing products and services, and maintaining or increasing the price of our existing products and services.

Remaining Performance Obligations
Our subscriptions typically have a term of one to three years. The transaction price allocated to remaining performance obligations (“RPO”) under our subscriptions represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancelable subscriptions that will be invoiced and recognized as revenue in future periods. Our current RPO (“cRPO”) represents future revenue under existing contracts that is expected to be recognized as revenue in the next 12 months.
The following table presents our cRPO and non-current RPO at the end of each period:

	June 30,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Remaining performance obligations
Current	$622,639	$469,341	$153,298	33%
Non-current	226,877	184,593	42,284	23%
Total remaining performance obligations	$849,516	$653,934	$195,582	30%

We believe that cRPO is a key metric to track our ability to win fixed revenue commitments from new customers and to expand and retain existing customers. As of June 30, 2023, cRPO increased by $153.3 million, or 33%, year-over-year. Approximately 45% of the increase was attributable to existing customers and 55% was attributable to new customers acquired during the twelve months ended June 30, 2023. We expect RPO to change from period to period primarily due to the size, timing, and duration of new customer contracts and customer renewals.
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
International Growth
We see international expansion as a major, and largely greenfield, opportunity for growth as we look to capture a larger part of the worldwide construction market. We have started to grow our presence internationally with the opening of sales and marketing offices in Sydney, Australia and Vancouver and Toronto, Canada in 2017; London, England in 2018; Mexico City, Mexico in 2019; and Singapore, Republic of Singapore; Paris, France; Dublin, Ireland; and Dubai, United Arab Emirates (“UAE”) in 2022. We have also developed focused sales and marketing efforts in Germany, where we do not maintain an office location. As a result of our international efforts, we support multiple languages and currencies. Non-U.S. revenue as a percentage of our total revenue was 14% as of June 30, 2023 and 15% as of June 30, 2022. We determine the percentage of non-U.S. revenue based on the billing location of each customer. Fluctuations in foreign currencies may positively or negatively impact the amount of revenue that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars.
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
Cost of Revenue
Cost of revenue primarily consists of personnel-related compensation expenses for our customer support team, including salaries, benefits, stock-based compensation, payroll taxes, commissions, and bonuses. Cost of revenue also includes third-party hosting costs, amortization of acquired technology intangible assets, amortization of capitalized software development costs related to our platform, software license fees, and allocated overhead. We expect our cost of revenue to increase on an absolute dollar basis as our revenue and acquisition activities increase. We intend to continue to invest additional resources in platform hosting, customer support, and software development as we grow our business and to ensure that our customers are realizing the full benefit of our products. The level and timing of investment in these areas could affect our cost of revenue in the future.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes of U.S. state franchise taxes and certain foreign jurisdictions in which we conduct business. As we expand our international operations, we expect to incur increased foreign tax expenses. We have a full valuation allowance for net U.S. deferred tax assets. The U.S. valuation allowance includes net operating loss carryforwards (“NOL carryforwards”) and tax credits related primarily to research and development for our operations in the U.S. We expect to maintain this full valuation allowance for our net U.S. deferred tax assets for the foreseeable future.

Results of Operations
The following tables set forth our condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated. Certain percentages below may not sum due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Revenue	$228,536	$172,205	$442,062	$331,721
Cost of revenue(1)(2)(3)	42,304	36,735	82,506	70,067
Gross profit	186,232	135,470	359,556	261,654
Operating expenses
Sales and marketing(1)(2)(3)(4)	125,362	103,283	242,725	197,198
Research and development(1)(2)(3)(4)	73,216	63,822	153,252	124,076
General and administrative(1)(3)(4)	46,383	40,667	91,571	83,819
Total operating expenses	244,961	207,772	487,548	405,093
Loss from operations	(58,729)	(72,302)	(127,992)	(143,439)
Interest income	4,943	678	9,891	753
Interest expense	(491)	(567)	(987)	(1,133)
Accretion income, net	2,031	—	3,663	—
Other expense, net	(313)	(890)	(523)	(347)
Loss before provision for income taxes	(52,559)	(73,081)	(115,948)	(144,166)
Provision for income taxes	322	42	380	376
Net loss	$(52,881)	$(73,123)	$(116,328)	$(144,542)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Revenue	100%	100%	100%	100%
Cost of revenue(1)(2)(3)	19%	21%	19%	21%
Gross profit	81%	79%	81%	79%
Operating expenses
Sales and marketing(1)(2)(3)(4)	55%	60%	55%	59%
Research and development(1)(2)(3)(4)	32%	37%	35%	37%
General and administrative(1)(3)(4)	20%	24%	21%	25%
Total operating expenses	107%	121%	110%	122%
Loss from operations	(26%)	(42%)	(29%)	(43%)
Interest income	2%	0%	2%	0%
Interest expense	0%	0%	0%	0%
Accretion income, net	1%	0%	1%	0%
Other expense, net	0%	(1%)	0%	0%
Loss before provision for income taxes	(23%)	(42%)	(26%)	(43%)
Provision for income taxes	0%	0%	0%	0%
Net loss	(23%)	(42%)	(26%)	(44%)

(1)Includes stock-based compensation expense and amortization of capitalized stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue	$2,880	$2,046	5,376	3,504
Sales and marketing	14,470	12,572	27,574	22,868
Research and development	16,270	13,144	36,051	26,152
General and administrative	9,909	6,133	20,384	18,580
Total stock-based compensation expense*	$43,529	$33,895	$89,385	$71,104
*Includes amortization of capitalized stock-based compensation of $1.0 million and $2.0 million, respectively, for the three and six months ended June 30, 2023 which was initially capitalized as capitalized software and cloud-computing arrangement implementation costs.
(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue	$5,493	$5,654	$10,986	$11,308
Sales and marketing	3,106	3,106	6,213	6,212
Research and development	675	895	1,409	1,797
Total amortization of acquired intangible assets	$9,274	$9,655	$18,608	$19,317
(3)Includes employer payroll tax on employee stock transactions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue	$139	$68	306	149
Sales and marketing	618	317	1,617	925
Research and development	891	523	2,247	1,550
General and administrative	503	182	1,135	727
Total employer payroll tax on employee stock transactions	$2,151	$1,090	$5,305	$3,351
(4)Includes acquisition-related expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Sales and marketing	$548	$208	$1,454	$415
Research and development	204	1,090	6,188	2,191
General and administrative	—	1,081	—	2,119
Total acquisition-related expenses	$752	$2,379	$7,642	$4,725

Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Revenue	$228,536	$172,205	$56,331	33%
During the three months ended June 30, 2023, our revenue increased by $56.3 million, or 33%, compared to the three months ended June 30, 2022, of which approximately 92% was attributable to revenue from existing customers and approximately 8% was attributable to revenue from new customers acquired during the three months ended June 30, 2023. The increase in revenue from existing customers includes the net benefit of a full quarter of subscription revenue in the second quarter of 2023 from customers that were newly acquired in the first quarter of 2023 and continued their subscriptions in the second quarter of 2023, and customers that expanded their subscriptions in the second quarter of 2023 through the purchase of additional construction volume or products and services.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Cost of revenue	$42,304	$36,735	$5,569	15%
Gross profit	186,232	135,470	50,762	37%
Gross margin	81%	79%
The increase in cost of revenue during the three months ended June 30, 2023 was primarily attributable to an increase of $3.8 million in personnel-related expenses from salaries and wages driven by headcount and merit increases. The increase in cost of revenue was also attributable to a $1.7 million increase in amortization of capitalized software development costs. We increased our cost of revenue headcount by 18% since June 30, 2022 in order to continue to support the growth of our business.
Operating Expenses

	Three Months Ended June 30,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Sales and marketing	$125,362	$103,283	$22,079	21%
The increase in sales and marketing expenses during the three months ended June 30, 2023 was primarily attributable to an increase of $21.2 million in personnel-related expenses, including increases of $19.1 million in salaries and wages and $1.8 million in stock-based compensation expense driven by headcount and merit increases. The increase in sales and marketing expenses was also attributable to a $1.6 million increase in marketing events and expenses. The increases in sales and marketing expenses were partially offset by a decrease of $1.2 million in professional fees due to the transition of certain contractors to full-time employees. We increased our sales and marketing headcount by 23% since June 30, 2022 in order to continue to drive customer growth.

	Three Months Ended June 30,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Research and development	$73,216	$63,822	$9,394	15%
The increase in research and development expenses during the three months ended June 30, 2023 was primarily attributable to an increase of $10.7 million in personnel-related expenses, including increases of $7.2 million in salaries and wages and $3.1 million in stock-based compensation expense driven by headcount and merit increases. The increase in research and development expenses was also attributable to a $1.5 million increase in computer software expenses. We increased our research and development headcount by 7% since June 30, 2022 in order to continue to build, enhance, maintain, and scale our products, services, and platform.

	Three Months Ended June 30,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
General and administrative	$46,383	$40,667	$5,716	14%
The increase in general and administrative expenses during the three months ended June 30, 2023 was primarily due to a $8.0 million increase in personnel-related expenses, including increases of $4.0 million in salaries and wages and $3.7 million in stock-based compensation expense driven by headcount and merit increases. The increases in general and administrative expenses were partially offset by a decrease of $0.7 million in professional fees primarily due to the transition of certain contractors to full-time employees. We increased our general and administrative headcount by 12% since June 30, 2022 in order to continue to support the growth of our business.
Interest Income, Interest Expense, Accretion Income, Net, Other Expense, Net, and Provision for Income Taxes

	Three Months Ended June 30,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Interest income	$4,943	$678	$4,265	*
Interest expense	491	567	(76)	(13%)
Accretion income, net	2,031	—	2,031	*
Other expense, net	313	890	(577)	(65%)
Provision for income taxes	322	42	280	*
*Percentage not meaningful
During the three months ended June 30, 2023, our interest income increased by $4.3 million, of which $4.1 million relates to interest earned as a result of our purchases of marketable securities, which began in the third quarter of 2022.
During the three months ended June 30, 2023, accretion income, net increased by $2.0 million due to accretion income in excess of amortization of premiums as a result of our purchases of marketable securities, which began in the third quarter of 2022.

Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue

	Six Months Ended June 30,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Revenue	$442,062	$331,721	$110,341	33%
During the six months ended June 30, 2023, our revenue increased by $110.3 million, or 33%, compared to the six months ended June 30, 2022, of which approximately 82% was attributable to revenue from existing customers and approximately 18% was attributable to revenue from new customers acquired during the six months ended June 30, 2023. The increase in revenue from existing customers includes the net benefit of a full six months of subscription revenue in the first half of 2023 from customers that were newly acquired in 2022 and continued their subscriptions in the first half of 2023, and customers that expanded their subscriptions in the first half of 2023 through the purchase of additional construction volume or products and services.
Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended June 30,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Cost of revenue	$82,506	$70,067	$12,439	18%
Gross profit	359,556	261,654	97,902	37%
Gross margin	81%	79%
The increase in cost of revenue during the six months ended June 30, 2023 was primarily attributable to an increase of $7.4 million in personnel-related expenses, including an increase of $7.1 million in salaries and wages driven by headcount and merit increases. The increase in cost of revenue was also attributable to a $3.3 million increase in amortization of capitalized software development costs, and a $1.6 million increase in third-party cloud hosting and related services as we grow our customer base. We increased our cost of revenue headcount by 18% since June 30, 2022 in order to continue to support the growth of our business.
Operating Expenses

	Six Months Ended June 30,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Sales and marketing	$242,725	$197,198	$45,527	23%
The increase in sales and marketing expenses during the six months ended June 30, 2023 was primarily attributable to an increase of $42.3 million in personnel-related expenses, including increases of $37.0 million in salaries and wages and $4.6 million in stock-based compensation expense driven by headcount and merit increases. The increase in sales and marketing expenses was also attributable to a $3.1 million increase in marketing events and expenses, and a $1.0 million increase in acquisition-related expenses related to the acceleration of cash retention payments upon the departure of certain employees from our previous acquisitions. The increases in sales and marketing expenses were partially offset by a decrease of $1.7 million in professional fees due to the transition of certain contractors to full-time employees. We increased our sales and marketing headcount by 23% since June 30, 2022 in order to continue to drive customer growth.

	Six Months Ended June 30,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Research and development	$153,252	$124,076	$29,176	24%
The increase in research and development expenses during the six months ended June 30, 2023 was primarily attributable to an increase of $24.4 million in personnel-related expenses, including increases of $13.8 million in salaries and wages and $9.9 million in stock-based compensation expense driven by headcount and merit increases. The increase in research and development expenses was also attributable to a $4.0 million increase in acquisition-related expenses related to the acceleration of cash retention payments upon the departure of certain employees from our previous acquisitions and a $2.3 million increase in computer software expenses. We increased our research and development headcount by 7% since June 30, 2022 in order to continue to build, enhance, maintain, and scale our products, services, and platform.

	Six Months Ended June 30,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
General and administrative	$91,571	$83,819	$7,752	9%
The increase in general and administrative expenses during the six months ended June 30, 2023 was primarily due to a $10.1 million increase in personnel-related expenses, including increases of $8.0 million in salaries and wages and $1.7 million in stock-based compensation expense driven by headcount and merit increases. The increases in general and administrative expenses were partially offset by a decrease of $2.1 million in acquisition-related expenses. We increased our general and administrative headcount by 12% since June 30, 2022 in order to continue to support the growth of our business.
Interest Income, Interest Expense, Accretion Income, Net, Other Expense, Net, and Provision for Income Taxes

	Six Months Ended June 30,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Interest income	$9,891	$753	$9,138	*
Interest expense	987	1,133	(146)	(13%)
Accretion income, net	3,663	—	3,663	*
Other expense, net	523	347	176	51%
Provision for income taxes	380	376	4	1%
*Percentage not meaningful
During the six months ended June 30, 2023, our interest income increased by $6.3 million due to interest earned as a result of our purchases of marketable securities, which began in the third quarter of 2022 and by $2.9 million due to an increase in interest rates on our money market funds and cash savings accounts.
During the six months ended June 30, 2023, accretion income, net increased by $3.7 million due to accretion income in excess of amortization of premiums as a result of our purchases of marketable securities, which began in the third quarter of 2022.

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

The following tables present reconciliations of our GAAP financial measures to our non-GAAP financial measures for the periods presented:
Reconciliation of gross profit and gross margin to non-GAAP gross profit and non-GAAP gross margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Revenue	$228,536	$172,205	$442,062	$331,721
Gross profit	186,232	135,470	359,556	261,654
Stock-based compensation expense	2,880	2,046	5,376	3,504
Amortization of acquired technology intangible assets	5,493	5,654	10,986	11,308
Employer payroll tax on employee stock transactions	139	68	306	149
Non-GAAP gross profit	$194,744	$143,238	$376,224	$276,615
Gross margin	81%	79%	81%	79%
Non-GAAP gross margin	85%	83%	85%	83%

Reconciliation of operating expenses to non-GAAP operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Revenue	$228,536	$172,205	$442,062	$331,721
GAAP sales and marketing	125,362	103,283	242,725	197,198
Stock-based compensation expense	(14,470)	(12,572)	(27,574)	(22,868)
Amortization of acquired intangible assets	(3,106)	(3,106)	(6,213)	(6,212)
Employer payroll tax on employee stock transactions	(618)	(317)	(1,617)	(925)
Acquisition-related expenses	(548)	(208)	(1,454)	(415)
Non-GAAP sales and marketing	$106,620	$87,080	$205,867	$166,778
GAAP sales and marketing as a percentage of revenue	55%	60%	55%	59%
Non-GAAP sales and marketing as a percentage of revenue	47%	51%	47%	50%

GAAP research and development	$73,216	$63,822	$153,252	$124,076
Stock-based compensation expense	(16,270)	(13,144)	(36,051)	(26,152)
Amortization of acquired intangible assets	(675)	(895)	(1,409)	(1,797)
Employer payroll tax on employee stock transactions	(891)	(523)	(2,247)	(1,550)
Acquisition-related expenses	(204)	(1,090)	(6,188)	(2,191)
Non-GAAP research and development	$55,176	$48,170	$107,357	$92,386
GAAP research and development as a percentage of revenue	32%	37%	35%	37%
Non-GAAP research and development as a percentage of revenue	24%	28%	24%	28%

GAAP general and administrative	$46,383	$40,667	$91,571	$83,819
Stock-based compensation expense	(9,909)	(6,133)	(20,384)	(18,580)
Employer payroll tax on employee stock transactions	(503)	(182)	(1,135)	(727)
Acquisition-related expenses	—	(1,081)	—	(2,119)
Non-GAAP general and administrative	$35,971	$33,271	$70,052	$62,393
GAAP general and administrative as a percentage of revenue	20%	24%	21%	25%
Non-GAAP general and administrative as a percentage of revenue	16%	19%	16%	19%

Reconciliation of loss from operations and operating margin to non-GAAP loss from operations and non-GAAP operating margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Revenue	$228,536	$172,205	$442,062	$331,721
Loss from operations	(58,729)	(72,302)	(127,992)	(143,439)
Stock-based compensation expense	43,529	33,895	89,385	71,104
Amortization of acquired intangible assets	9,274	9,655	18,608	19,317
Employer payroll tax on employee stock transactions	2,151	1,090	5,305	3,351
Acquisition-related expenses	752	2,379	7,642	4,725
Non-GAAP loss from operations	$(3,023)	$(25,283)	$(7,052)	$(44,942)
Operating margin	(26%)	(42%)	(29%)	(43%)
Non-GAAP operating margin	(1%)	(15%)	(2%)	(14%)
Liquidity and Capital Resources
As of June 30, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $603.0 million, which were held in money market funds, U.S. treasury securities, corporate notes and obligations, time deposits, commercial paper, checking accounts, and savings accounts. Our investments in marketable securities are exposed to interest rate risk; however, due to the short-term nature of our investments, we do not anticipate being exposed to material risks due to changes in interest rates.
On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, with the Federal Deposit Insurance Corporation (the “FDIC”) appointed as receiver. The FDIC created a successor bridge bank, Silicon Valley Bridge Bank, N.A. (“SVBB”), and all deposits of SVB were transferred to SVBB under a systemic risk exception approved by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the U.S. Department of the Treasury (the “Treasury Department”), and the FDIC. On March 12, 2023, the Treasury Department, Federal Reserve, and FDIC released a joint statement announcing that the FDIC will complete its resolution of SVB in a manner that fully protects all depositors at SVB and that depositors will have access to all of their money starting March 13, 2023. On March 27, 2023, First Citizens Bank & Trust Company (“First Citizens Bank”) assumed all of SVBB’s customer deposits and certain other liabilities and acquired substantially all of SVBB’s loans and certain other assets from the FDIC. These developments did not have a material impact on our day-to-day operations or on our liquidity requirements. We had outstanding letters of credit, formerly issued by SVB and backed by First Citizens Bank as of June 30, 2023, on an unsecured basis, totaling approximately $5.8 million to secure various leased office facilities in the U.S. and Australia.
Our cash sources primarily consist of cash generated from sales to our customers, maturities of our marketable securities, proceeds from employees through stock option exercises and our employee stock purchase plan (“ESPP”), and interest income on our marketable securities, money market funds, and savings account balances.
Our cash requirements are primarily for operating expenses, which include personnel-related costs, purchase obligations primarily for hosting and software license and other services, lease obligations, and capital expenditures for our employees and offices. We also fund investments which help drive our strategic business growth through acquisitions and investments in equity securities and limited partnership funds. We also have a materials financing program that finances our customers’ purchases of construction materials on deferred payment terms. We are currently using capital from our balance sheet for our materials financing program. Ultimately, we anticipate partnering with a capital provider at the appropriate time to dedicate the financing needed to scale this program. Until that time, we may use up to approximately 10% of our current cash, cash equivalents, and marketable securities position to support the program. As of June 30, 2023, we had receivables for amounts financed for customers, net of the related allowance for expected credit losses, of

$12.8 million on our condensed consolidated balance sheet. We expect this business to grow in the future, which may impact our liquidity.
During the six months ended June 30, 2023, we executed a renewal agreement for hosting services, which had outstanding minimum commitments of $40.1 million as of June 30, 2023, to be paid over the remainder of 2023 through 2025. There have been no other material changes to our contractual obligations from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K dated March 1, 2023. We believe our existing cash, cash equivalents, and marketable securities will be sufficient to meet our needs for at least the next 12 months. While we have begun to generate positive cash flows from operations in recent years, we have continued to generate losses from operations, as reflected in our accumulated deficit of $1.1 billion as of June 30, 2023. We may not achieve profitability in the foreseeable future and may require additional capital resources to execute strategic initiatives to grow our business.
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
As of June 30, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Net cash provided by (used in) operating activities	$17,598	$(16,671)
Net cash used in investing activities	(27,602)	(30,410)
Net cash provided by financing activities	23,015	25,003

Operating Activities
Our largest source of cash from operating activities is collections from the sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting and software license expenses, and overhead.
Net cash provided by operating activities was $17.6 million during the six months ended June 30, 2023 which resulted from a net loss of $116.3 million, adjusted for non-cash charges of $128.0 million and a net cash inflow of $5.9 million from changes in operating expenses and liabilities. The $5.9 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:
•a $23.6 million decrease in accounts receivable primarily due to timing of billings and cash receipts from customers;
•a $19.6 million increase in deferred revenue primarily due to the growth of our business and timing of billings;

•a $1.7 million decrease in prepaid expenses and other current assets primarily due to the acceleration of acquisition-related expenses associated with cash retention payments, which had been paid in advance, upon the departure of certain employees from our previous acquisitions; and
•a $1.1 million increase in accounts payable primarily due to timing of cash payments to our vendors.
These changes in our operating assets and liabilities were partially offset by the following:
•a $31.1 million decrease in accrued expenses and other liabilities primarily due to the size and timing of bonus and commission accruals and payouts, accrued ESPP contributions, payroll, and cash payments to our vendors;
•a $5.4 million decrease in operating lease liabilities related to lease payments; and
•a $3.6 million increase in deferred contract cost assets related to commissions as a result of additional customer contracts closed during the period.
Net cash provided by operating activities was $16.7 million during the six months ended June 30, 2022, which resulted from a net loss of $144.5 million, adjusted for non-cash charges of $107.6 million and net cash inflow of $20.2 million from changes in operating assets and liabilities. The $20.2 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:
•a $24.4 million decrease in accounts receivable primarily due to timing of billings and cash receipts from customers;
•a $15.7 million increase in deferred revenue primarily due to the growth of our business and timing of billings; and
•a $5.9 million increase in accounts payable primarily due to timing of cash payments to our vendors.
These inflows from changes in our operating assets and liabilities were partially offset by the following:
•an $8.9 million decrease in accrued expenses and other liabilities primarily due to timing of 2021 corporate bonus payout to our employees in the first quarter of 2022, payroll, cash payments to our vendors, and accrued ESPP contributions;
•a $7.4 million increase in deferred contract cost assets related to commissions as a result of additional customer contracts closed during the period;
•a $5.1 million increase in prepaid expenses and other assets primarily due to timing of cash payments to our vendors; and
•a $4.4 million decrease in operating lease liabilities related to lease payments.

Investing Activities
Net cash used in investing activities of $27.6 million during the six months ended June 30, 2023 consisted of purchases of marketable securities of $229.3 million, capitalized software development costs of $17.4 million, originations for materials financing of $17.0 million, and purchases of property and equipment of $4.7 million primarily related to improvements to our leased office spaces and computer equipment purchases, partially offset by $222.7 million in maturities of marketable securities, $13.0 million of customer repayments for materials financing, and $5.5 million in sales of marketable securities.
Net cash used in investing activities of $30.4 million during the six months ended June 30, 2022 consisted of capitalized software development costs of $16.3 million, purchases of property and equipment of $9.4 million primarily related to improvements to our leased office spaces and computer equipment purchases, originations for materials financing of $9.3 million, and strategic investments of $3.0 million, partially offset by $6.3 million of customer repayments for materials financing, and $1.3 million in cash receipts from post-close working capital adjustments related to our acquisitions of Levelset and LaborChart in the fourth quarter of 2021.

Financing Activities
Net cash provided by financing activities of $23.0 million during the six months ended June 30, 2023 consisted of $13.0 million in proceeds from employee purchases under the ESPP and $10.9 million in proceeds from stock option exercises, partially offset by $0.9 million in payments on our finance lease obligations.
Net cash provided by financing activities of $25.0 million during the six months ended June 30, 2022 consisted of $14.6 million in proceeds from stock option exercises and $11.5 million in proceeds from employee purchases under the ESPP, partially offset by $0.8 million in payments on our finance lease obligations.
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
Our significant accounting policies are more fully described in Note 2 of our condensed consolidated financial statements. Our critical accounting policies and more significant judgments and estimates used in the preparation of our financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K dated March 1, 2023. There have been no significant changes to these policies for the six months ended June 30, 2023.

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
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $603.0 million as of June 30, 2023. Cash, cash equivalents, and marketable securities consist of money market funds, U.S. treasury securities, corporate notes and obligations, time deposits, commercial paper, checking accounts, and savings accounts. The cash and cash equivalents are held for working capital and general corporate purposes. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of June 30, 2023, a hypothetical 100 basis points increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2023, the end of the period covered by this report.
Based on the Company’s evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
(b)Changes in Internal Control Over Financial Reporting.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. There have not been any changes in internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We have experienced rapid growth in recent periods. Our revenue was $442.1 million and $331.7 million for the six months ended June 30, 2023 and 2022, respectively. Our results of operations may fluctuate significantly, which could make our future results difficult to predict and could cause our results of operations to fall below expectations. You should not rely on the revenue growth of any prior period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Our overall revenue growth and results of operations depend on a number of factors, including many that are out of our control. These factors include our ability to do the following: attract new customers and expand sales of subscriptions to our existing customers; increase sales to owners and specialty contractors, as well as monetize additional new stakeholders; develop new products and services, further improve our existing products, services, and platform, and expand our App Marketplace with additional integrations; provide our customers and collaborators with support that meets their needs; invest financial and operational resources to support future growth in our customer, collaborator, and third-party relationships; expand our operations domestically and internationally; and retain and motivate existing personnel, and attract, integrate, and retain new personnel, particularly to our sales and marketing and engineering and product development teams.
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
We have a history of losses, and we may not achieve or maintain profitability in the future. We incurred net losses of $116.3 million and $144.5 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $1.1 billion. We are not certain whether or when we will be able to achieve or sustain profitability in the future. We also expect our expenses to increase in future periods as we continue to invest in growth, which could negatively affect our future results of operations if our revenue does not correspondingly increase. In particular, we intend to continue to expend substantial financial and other resources on the following: expanding our sales and marketing and customer success teams to drive new subscriptions, increase the use of our products, services, and platform by existing customers, and support our international expansion; developing our technology infrastructure, including systems architecture, scalability, availability, performance, and security; and investing in our engineering and product development teams and developing new products, services, and platform functionality.
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
•political and economic instability (including as a result of the military conflict involving Russia and Ukraine);
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
In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018 (the “CCPA”) applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”) expands the CCPA’s requirements, including by establishing a new regulatory agency to implement and enforce the law. Other states, including Virginia, Colorado, and Utah, have enacted, or are in the process of enacting, data privacy laws as well. Additionally, several states and localities have enacted measures related to the use of artificial intelligence (“AI”) and machine learning in products and services. Moreover, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences. Data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.
As we expand globally, our obligations related to data protection may increase. Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s (“EU”) General Data Protection Regulation (the “EU’s GDPR”) and the United Kingdom’s (“U.K.”) General Data Protection Regulation (the “U.K.’s GDPR”) impose strict requirements for processing personal data. Under the EU’s GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater, for certain violations. Similarly, under the U.K.’s GDPR, government regulators may impose fines of up to 17.5 million pounds sterling or 4% of annual global turnover, whichever is greater, for certain violations. The application of the EU’s GDPR alongside the U.K.’s GDPR exposes us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. The relationship between the U.K. and the EU in relation to certain aspects of data protection law remains in flux. This may require investing in additional resources and more technology. In addition, individuals and consumer protection agencies (which are authorized by law to represent individuals’ interests) may initiate litigation related to the processing of individuals’ personal data. There are also stringent local data protection requirements in Germany and cloud-server initiatives in France which may impact our expansion into these countries. In Europe, there is a proposed regulation related to AI that, if adopted, could impose onerous obligations related to the use of AI-related systems. We may have to change our business practices to comply with such obligations. Furthermore, as our business continues to expand and evolve, the EU’s GDPR, the U.K.’s GDPR, and similar data protection regulations may apply additional obligations on us to further secure personal data, provide further rights to data subjects, and require additional reporting to regulators.

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
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the U.K. have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and the U.K. to the U.S. in compliance with law, such as the EEA and U.K.’s standard contractual clauses, the U.K.’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers of personal data to relevant U.S.-based organizations that participate in and self-certify compliance with the framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the U.K., or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors, and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and the U.K. to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the cross-border data transfer limitations of the EU’s GDPR. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of standard contractual clauses to transfer personal data from Europe to the U.S. was insufficient and levied a 1.2 billion euro fine against the company and prohibited it from transferring personal data to the U.S.
We are bound by contractual obligations and laws related to data privacy and security, and our efforts to comply with such obligations and laws may not be successful. For example, certain privacy laws, such as the EU’s GDPR, the U.K.’s GDPR, and the CCPA as amended by the CPRA, require our customers to impose specific contractual restrictions on their service providers. We also publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If any of these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
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
If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, audits, inspections, fines, and penalties), litigation (including class-related claims), additional reporting requirements and oversight, restrictions or bans on processing personal data, orders to destroy or not use personal data, and the imprisonment of company officials, the inability to operate in certain jurisdictions, limited ability to develop or commercialize our products and services, loss of revenue or profits, loss of customers or sales (including a decline in customer subscription renewals), interruptions or stoppages in or modifications to our operations, negative publicity (including public statements against us by consumer advocacy groups or others), and reputational harm, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.
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
Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of such sensitive information and information technology systems, and those of the third parties on which we rely. Cloud-based platform providers of products and services have been targeted by such activities and are expected to continue to be targeted. The threats posed by such activities are prevalent and continue to grow, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks including, without limitation, nation-states and nation-state-supported actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers are subject to a variety of evolving threats, including, but not limited to, social-engineering attacks (including through deep fakes, which may be increasingly difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, break-ins, ransomware attacks, supply chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. Our products and services may also be subject to fraudulent usage and schemes, including from third parties accessing customer accounts or viewing data from our platform.
Severe ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. While extortion payments have the potential to alleviate the negative impact of a ransomware attack, we may be unwilling or unable to make such payments for a variety of reasons, including, but not limited to, applicable laws or regulations prohibiting such payments.

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

Applicable data privacy and security obligations, including data breach laws and contractual obligations to various customers, may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures, or the failure to comply with such requirements, could lead to adverse consequences.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Furthermore, sensitive information of our company or our customers could be disclosed or revealed as a result of, or in connection with, our employees’, personnel’s, or vendors’ use of generative AI technologies.
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
We are subject to a number of laws and regulations that apply generally to businesses, including laws and regulations governing the internet and the marketing, sale, and delivery of goods and services over the internet. These laws and regulations, which continue to evolve, cover, among other things, taxation, tariffs, privacy and data protection, data security, pricing, content, copyrights, distribution, mobile and other communications, advertising practices, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protection, the provision of online payment services, the design and operation of websites, and the characteristics and quality of products that are offered online. We cannot guarantee that we have been or will in the future be fully compliant with such laws and regulations in every jurisdiction, as it is not entirely clear in every jurisdiction how existing laws and regulations governing such areas apply or will be enforced. Moreover, as the regulatory landscape continues to evolve, increasing regulation and enforcement efforts by federal, state, and foreign authorities, and the prospects for private litigation claims, become more likely. In addition, the adoption of new laws or regulations, or the imposition of other legal requirements, that adversely affect our ability to market or sell our products and services could harm our ability to offer, or customer demand for, our products and services, which could impact our revenue, impair our ability to expand our product and service offerings, and make us more vulnerable to competition. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also require us to change our business practices and raise compliance costs or other costs of doing business. For example, the re-adoption of “network neutrality” rules in the U.S. by the Federal Communications Commission (the “FCC”), which the current president of the U.S. supported during his campaign, and which is supported by the current Democratic FCC commissioners, could affect the services we and our customers use by restricting the offerings made by internet service providers or reducing their incentives to invest in their networks. After a federal court judge denied a request for an injunction against California’s state-specific network neutrality law, California began enforcing that law on March 25, 2021. Other states could begin to enforce existing laws or adopt new network neutrality requirements. For example, a temporary injunction preventing implementation of a similar law in Vermont expired on April 20, 2022, although the challenge to that law remains pending and has been suspended until an appeal in another case addressing state powers to adopt internet regulation is resolved.
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
Our liability for third-party content on our platform, such as content posted by customers and other users, currently is limited by Section 230 of the Communications Decency Act (the “CDA”). There have been various U.S. Congressional and Executive branch efforts to remove or restrict the scope of the protections available to online platforms under Section 230 of the CDA. For example, the CDA was amended in 2018, and the U.S. Congress and the Executive branch have proposed further changes or amendments each year since 2019, including, among other things, proposals that would narrow CDA immunity, expand government enforcement power relating to content moderation concerns, or repeal the CDA altogether. In addition, some states have passed, and others may adopt, laws intended to limit the protection afforded by Section 230 of the CDA. Laws passed by Florida and Texas are the subject of judicial appeals, and petitions for the U.S. Supreme Court to hear the appeals are pending. In a case decided in May 2023, the U.S. Supreme Court declined to address the scope of Section 230 protections, concluding that the plaintiffs had not demonstrated a sufficient connection between online platforms’ actions and the harm that the plaintiffs had claimed. Any changes to the protection afforded by Section 230 of the CDA could decrease or change our protections from liability for third-party content in the U.S. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages or license costs. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. If any of these events occur, we may incur significant costs or be required to make significant changes to our products, services, business practices, or operations and our business could be seriously harmed. We also could be harmed by government investigations, litigation, or changes in laws and regulations directed at our business partners or suppliers in the technology industry that have the effect of limiting our ability to do business with those entities. For example, the U.S. government recently has taken action against companies operating in China intended to limit their ability to do business in the U.S. or with U.S. companies.
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
The application of indirect taxes, such as sales and use, value added, goods and services, business, and gross receipts taxes, to businesses that transact online, such as ours, is a complex and evolving area. Following the 2018 U.S. Supreme Court decision in South Dakota v. Wayfair, Inc., states and local jurisdictions in certain circumstances may levy sales and use taxes on sales of goods and services based on “economic nexus,” regardless of whether the seller has a physical presence in such jurisdiction. A number of states have already begun, or have positioned themselves to begin, requiring collection of sales and use taxes by online sellers. The details and effective dates of these collection requirements vary from state to state. As a result, it may be necessary for us to reevaluate whether our activities give rise to sales, use, and other indirect taxes as a result of any nexus in those states in which we are not currently registered to collect and remit taxes. Additionally, we may need to assess our potential tax collection and remittance obligations based on the requirements of existing or future economic nexus laws. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or may conduct business. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such obligations. The application of existing, or future indirect tax laws, whether in the U.S. or internationally, or the failure to collect and remit such taxes, could materially adversely affect our business, financial condition, results of operations, and prospects.
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
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our business, financial condition, results of operations, and prospects. For example, the 2017 Tax Cuts and Jobs Act (the “TCJA”)

enacted many significant changes to the U.S. tax laws, some of which were modified in 2020 by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and may be further modified in the future by the current or a future administration. Beginning in 2022, the TCJA requires taxpayers to capitalize and amortize certain research and development expenditures over five years if incurred in the U.S. and 15 years if incurred in foreign jurisdictions, rather than deducting them currently. Although there have been legislative proposals to repeal or defer the research and development expenditure capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified. As another example, the Inflation Reduction Act, which was recently enacted, includes provisions that will impact the U.S. federal income taxation of certain corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. Regulatory or accounting guidance with respect to existing or future tax laws could materially affect our tax obligations and effective tax rate. Further, it is uncertain if, and to what extent, various states will conform to current federal law or any newly enacted federal tax legislation. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development (the “OECD”) and the European Commission), have recently proposed, recommended, or (in the case of certain countries) enacted, or are in the process of enacting, changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. In particular, the OECD is working on a two-pillar solution to address the tax challenges arising from the digitalization of the economy, commonly referred to as BEPS 2.0, which, if implemented, would make important changes to the international tax system by allocating taxing rights in respect of certain profits of multinational enterprises above a fixed profit margin to the jurisdictions within which they carry on business (subject to certain revenue threshold rules which we do not currently meet but may meet in the future), referred to as the Pillar One proposal, and imposing a minimum effective tax rate on certain multinational enterprises, referred to as the Pillar Two proposal. A number of countries within which we carry on our business are currently proposing to implement core elements of the Pillar Two proposal by the start of 2024. Based on our current understanding of the minimum revenue thresholds contained in the proposed Pillar Two rules, we anticipate that we could potentially be within their scope and so their implementation could impact the amount of tax we have to pay. Any of the foregoing could materially adversely affect our business, financial condition, results of operations, and prospects.
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
Adverse events involving the liquidity of, defaults or non-performance by, or other adverse developments involving, financial institutions, transactional counterparties, other companies in the financial services industry, or the financial services industry generally, or concerns or rumors about any such events or developments, or other similar risks, have in the past and may in the future lead to market-wide liquidity problems and may lead to liquidity constraints for us. For example, on March 10, 2023, the FDIC took control of, and was appointed receiver of, SVB, one of our banking partners. Similarly, on March 12, 2023, Signature Bank Corporation and Silvergate Capital Corporation each entered into receivership. Additionally, on March 15, 2023, Credit Suisse Group AG announced that it would borrow up to 50 billion Swiss francs (equal to approximately $53.7 billion) from the Swiss National Bank to address its liquidity concerns, and was later acquired by UBS Group AG in June 2023. Further, on May 1, 2023, the FDIC took control of First Republic Bank and sold its deposits and the majority of its assets to JPMorgan Chase & Co. We maintain our cash, cash equivalents, and marketable securities with financial institutions, and our account balances with any such institutions typically exceed the individual account limit of $250,000 insured by the FDIC. There is a possibility that we may not be able to access a portion of our existing cash, cash equivalents, and marketable securities, or that all or part of our balances may be at risk, due to market conditions affecting such financial institutions or the financial services industry. In the event of a bank failure or liquidity crisis, there can be no assurance that our deposits in excess of FDIC insurance limits, or other comparable insurance limits, if any, would be backstopped by the U.S. or applicable foreign governments, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks or governmental institutions or be acquired. If other banks and financial institutions enter receivership or become insolvent in the future in response to market conditions affecting the financial services industry, our ability to access our cash, cash equivalents, and marketable securities may be threatened or compromised, which could materially adversely affect our business, financial condition, results of operations, and prospects.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”) to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our continuing compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
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
In addition, as required by the recent revenue recognition standard under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, we disclose the transaction price allocated to RPO. It is possible that analysts and investors could misinterpret our disclosure or that the terms of our customer subscriptions or other circumstances could cause our methods for calculating this disclosure to differ significantly from others, which could lead to inaccurate or unfavorable forecasts by analysts and investors.
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
The market price of our common stock is likely to be volatile. In light of recent macroeconomic factors such as inflation, interest rate changes, bank failures, and the COVID-19 pandemic, as well as geopolitical factors such as the Russia-Ukraine conflict, and the market for technology companies in particular, the stock market in general has experienced extreme volatility, which has often been unrelated to the operating performance of particular companies. The market price for our common stock may also be influenced by the following factors: actual or anticipated changes or fluctuations in our results of operations; the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections; announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships, or capital commitments; changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular; and actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally. In addition, the limited public float of our common stock may tend to increase the volatility of the trading price of our common stock. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for your shares. Additionally, the foregoing factors, along with other market and industry factors, may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from selling their shares at or above the price paid for the shares and may otherwise negatively affect the liquidity of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Items 3 and 4 are not applicable and have been omitted.

Item 5. Other Information.
Insider Trading Arrangements

During the quarterly period ended June 30, 2023, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase of sale of our securities as set forth in the table below.

			Type of Trading Arrangement

Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold***	Expiration Date
Kathryn A. Bueker, Director	Adoption	June 14, 2023	x		1,787	June 10, 2024

* Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
***Represents the maximum number of shares that may be sold pursuant to the 10b5-1 arrangement. The number of shares actually sold will depend on the satisfaction of certain conditions as set forth in the written plan.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40396	3.1	May 24, 2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40396	3.2	May 24, 2021

10.1	Offer Letter by and between Howard Fu and the Registrant, dated as of May 8, 2023	8-K	001-40396	10.1	May 8, 2023
31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer

32.2*#	Section 906 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

#	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Procore Technologies, Inc.

Date: August 4, 2023	By:	/s/ Craig F. Courtemanche, Jr.
Craig F. Courtemanche, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2023	By:	/s/ Howard Fu
Howard Fu
Chief Financial Officer and Treasurer (Principal Financial Officer)