Form 10-Q
period 2023-09-30
PROCORE TECHNOLOGIES, INC.
filed 2023-11-02
CIK 1611052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2023, the registrant had 143,492,433 shares of common stock, $0.0001 par value per share, outstanding.

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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
Procore Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except number of shares and par value)	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$318,318	$296,712
Marketable securities (amortized cost of $308,593 and $286,001 at September 30, 2023 and December 31, 2022, respectively)	308,162	285,493
Accounts receivable, net of allowance for credit losses of $4,324 and $4,113 at September 30, 2023 and December 31, 2022, respectively	145,714	148,683
Contract cost asset, current	26,656	23,600
Prepaid expenses and other current assets	43,096	44,731
Total current assets	841,946	799,219
Capitalized software development costs, net	76,931	58,577
Property and equipment, net	37,381	39,193
Right of use assets - finance leases	35,013	37,026
Right of use assets - operating leases	47,481	41,934
Contract cost asset, non-current	42,232	40,477
Intangible assets, net	144,227	162,953
Goodwill	539,108	539,128
Other assets	18,682	21,903
Total assets	$1,783,001	$1,740,410
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,911	$14,282
Accrued expenses	95,130	99,182
Deferred revenue, current	425,591	396,535
Other current liabilities	23,923	21,639
Total current liabilities	561,555	531,638
Deferred revenue, non-current	5,836	5,278
Finance lease liabilities, non-current	44,013	45,578
Operating lease liabilities, non-current	41,275	38,087
Other liabilities, non-current	6,571	3,049
Total liabilities	659,250	623,630
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized at September 30, 2023 and December 31, 2022; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at September 30, 2023 and December 31, 2022; 143,452,776 and 139,159,534 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	14	14
Additional paid-in capital	2,235,480	2,068,225
Accumulated other comprehensive loss	(2,425)	(2,316)
Accumulated deficit	(1,109,318)	(949,143)
Total stockholders’ equity	1,123,751	1,116,780
Total liabilities and stockholders’ equity	$1,783,001	$1,740,410
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Revenue	$247,907	$186,429	$689,969	$518,150
Cost of revenue	44,125	37,779	126,631	107,846
Gross profit	203,782	148,650	563,338	410,304
Operating expenses
Sales and marketing	129,672	109,608	372,397	306,806
Research and development	72,708	71,493	225,960	195,569
General and administrative	51,753	39,362	143,324	123,181
Total operating expenses	254,133	220,463	741,681	625,556
Loss from operations	(50,351)	(71,813)	(178,343)	(215,252)
Interest income	4,721	1,922	14,612	2,674
Interest expense	(490)	(504)	(1,477)	(1,636)
Accretion income, net	2,952	666	6,615	666
Other expense, net	(486)	(1,143)	(1,009)	(1,490)
Loss before provision for income taxes	(43,654)	(70,872)	(159,602)	(215,038)
Provision for income taxes	193	333	573	709
Net loss	$(43,847)	$(71,205)	$(160,175)	$(215,747)
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.52)	$(1.13)	$(1.59)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	142,828,406	137,180,639	141,249,446	135,888,952
Other comprehensive loss
Foreign currency translation adjustment, net of tax	$(565)	$(1,277)	$(186)	$(1,723)
Unrealized income (loss) on available-for-sale debt and marketable securities, net of tax	141	(443)	77	(443)
Total other comprehensive loss	(424)	(1,720)	(109)	(2,166)
Comprehensive loss	$(44,271)	$(72,925)	$(160,284)	$(217,913)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2021	134,046,926	$13	$1,852,071	$(583)	$(662,212)	$1,189,289
Exercise of stock options	697,998	—	6,795	—	—	6,795
Stock-based compensation	—	—	39,375	—	—	39,375
Issuance of common stock upon settlement of restricted stock units	706,663	—	—	—	—	—
Other comprehensive income	—	—	—	345	—	345
Net loss	—	—	—	—	(71,419)	(71,419)
Balance as of March 31, 2022	135,451,587	$13	$1,898,241	$(238)	$(733,631)	$1,164,385
Exercise of stock options	509,505	—	8,220	—	—	8,220
Stock-based compensation	—	—	35,790	—	—	35,790
Issuance of common stock upon settlement of restricted stock units	552,401	1	—	—	—	1
Issuance of common stock for employee stock purchase plan	286,997	—	11,513	—	—	11,513
Adjustment of holdback share release for business combination	(605)	—	—	—	—	—
Other comprehensive loss	—	—	—	(791)	—	(791)
Net loss	—	—	—	—	(73,123)	(73,123)
Balance as of June 30, 2022	136,799,885	$14	$1,953,764	$(1,029)	$(806,754)	$1,145,995
Exercise of stock options	291,280	—	4,232	—	—	4,232
Stock-based compensation	—	—	46,999	—	—	46,999
Issuance of common stock upon settlement of restricted stock units	877,139	—	—	—	—	—
Other comprehensive loss	—	—	—	(1,720)	—	(1,720)
Net loss	—	—	—	—	(71,205)	(71,205)
Balances as of September 30, 2022	137,968,304	$14	$2,004,995	$(2,749)	$(877,959)	$1,124,301
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2022	139,159,534	$14	$2,068,225	$(2,316)	$(949,143)	$1,116,780
Exercise of stock options	272,032	—	3,651	—	—	3,651
Stock-based compensation	—	—	47,060	—	—	47,060
Issuance of common stock upon settlement of restricted stock units	940,122	—	—	—	—	—
Other comprehensive income	—	—	—	308	—	308
Net loss	—	—	—	—	(63,447)	(63,447)
Balance as of March 31, 2023	140,371,688	$14	$2,118,936	$(2,008)	$(1,012,590)	$1,104,352
Exercise of stock options	549,328	—	7,304	—		7,304
Stock-based compensation	—	—	44,647	—		44,647
Issuance of common stock upon settlement of restricted stock units	963,723	—	—	—		—
Issuance of common stock for employee stock purchase plan	316,042	—	13,006	—		13,006
Other comprehensive income	—	—	—	7		7
Net loss	—	—	—	—	(52,881)	(52,881)
Balance as of June 30, 2023	142,200,781	$14	$2,183,893	$(2,001)	$(1,065,471)	$1,116,435
Exercise of stock options	311,427	—	4,071	—	—	4,071
Stock-based compensation	—	—	47,516	—	—	47,516
Issuance of common stock upon settlement of restricted stock units	940,568	—	—	—	—	—
Other comprehensive loss	—	—	—	(424)	—	(424)
Net loss	—	—	—	—	(43,847)	(43,847)
Balance as of September 30, 2023	143,452,776	$14	$2,235,480	$(2,425)	$(1,109,318)	$1,123,751
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Operating activities
Net loss	$(160,175)	$(215,747)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock-based compensation	132,234	115,881
Depreciation and amortization	51,943	46,453
Accretion of discounts on marketable debt securities, net	(6,615)	(650)
Abandonment of long-lived assets	812	1,064
Noncash operating lease expense	7,932	7,559
Unrealized foreign currency loss, net	739	881
Deferred income taxes	7	(350)
Provision for credit losses	6,882	1,337
Decrease (increase) in fair value of strategic investments	155	(36)
Changes in operating assets and liabilities, net of effect of asset acquisition
Accounts receivable	3,144	6,379
Deferred contract cost assets	(5,099)	(12,589)
Prepaid expenses and other assets	(1,878)	(8,210)
Accounts payable	2,258	2,141
Accrued expenses and other liabilities	(1,975)	23,064
Deferred revenue	29,080	29,849
Operating lease liabilities	(8,172)	(7,110)
Net cash provided by (used in) operating activities	51,272	(10,084)
Investing activities
Purchases of property and equipment	(8,073)	(13,670)
Capitalized software development costs	(25,187)	(24,783)
Purchases of strategic investments	(526)	(3,653)
Purchases of marketable securities	(309,282)	(293,078)
Maturities of marketable securities	287,620	—
Sales of marketable securities	5,452	—
Originations of materials financing	(23,585)	(16,750)
Customer repayments of materials financing	21,053	11,997
Asset acquisition, net of cash acquired	(6,011)	—
Settlement of post-close working capital adjustments from business combinations	—	1,291
Net cash used in investing activities	(58,539)	(338,646)
Financing activities
Proceeds from stock option exercises	15,094	19,345
Proceeds from employee stock purchase plan	13,006	11,513
Payments of deferred offering costs	—	(270)
Principal payments under finance lease agreements, net of proceeds from lease incentives	(1,450)	(1,330)
Net cash provided by financing activities	26,650	29,258
Net increase (decrease) in cash, cash equivalents and restricted cash	19,383	(319,472)
Effect of exchange rate changes on cash	(881)	(2,014)
Cash, cash equivalents and restricted cash, beginning of period	299,816	589,212
Cash, cash equivalents and restricted cash, end of period	318,318	267,726
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$318,318	$264,622
Restricted cash, non-current at end of period included in other assets	—	3,104
Total cash, cash equivalents and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$318,318	$267,726
Supplemental disclosure of cash flow information
Cash paid for interest other than finance leases	$4	$77
Cash paid for income taxes, net of refunds received	682	746
Stock-based compensation capitalized for cloud-computing arrangement costs	246	242
Cash received for lease incentives	537	721
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	1,473	1,519
Operating cash flows from operating leases	9,710	9,095
Financing cash flows from finance leases	1,536	1,420
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses at period end	792	1,998
Capitalized software development costs included in accounts payable and accrued expenses at period end	1,693	2,192
Stock-based compensation capitalized for software development	6,743	6,201
Asset acquisition costs included in accounts payable and accrued expenses at period end	370	—
Conversion of available-for-sale debt securities into equity securities	—	3,680
Right of use assets obtained in exchange for operating lease liabilities	13,638	11,495
Noncash net change due to operating lease remeasurement	—	(1,660)
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
Use of estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates its estimates and assumptions for continued reasonableness, primarily with respect to revenue recognition, the period of benefit of contract cost assets, the fair value of assets acquired and liabilities assumed in a business combination or asset acquisition, stock-based compensation expense, the recoverability of goodwill and long-lived assets, useful lives of long-lived assets, capitalization of software development costs, income taxes, including related reserves and allowances, provision for credit losses, and self-insurance reserve estimates. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable. Actual results could differ from the Company’s estimates.
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Marketable securities
Investments with stated maturities of greater than three months are classified as marketable securities, which consist of United States (“U.S.”) treasury securities, commercial paper, corporate notes and obligations, and time deposits. The Company classifies each marketable debt security as either short-term or long-term at each balance sheet date based on the underlying investment’s contractual maturity date. Short-term investments are investments with an original maturity date of less than one year when purchased. All marketable securities held as of September 30, 2023 and December 31, 2022 are classified and accounted for as short-term available-for-sale debt securities, which are carried at fair value. The Company determines the appropriate classification of each investment at the time of purchase and re-evaluates such classification at each balance sheet date.
The Company periodically assesses its portfolio of marketable securities for impairment. The Company evaluates each investment in an unrealized loss position to determine if any portion of the unrealized loss is related to credit losses. In determining whether a credit loss may exist, the Company considers the extent of the unrealized loss position, any adverse conditions specifically related to the security or the issuer’s operating environment, the pay structure of the security, the issuer’s payment history, and any changes in the issuer’s credit rating. Unrealized losses on marketable securities due to expected credit losses are recognized in other (expense) income, net in the accompanying condensed consolidated statements of operations and comprehensive loss, and any excess unrealized gains and losses, net of tax, that are not due to expected credit losses are included in accumulated other comprehensive loss, a component of stockholders’ equity. During the three and nine months ended September 30, 2023, there were no credit losses recorded on marketable securities. Interest recorded on marketable securities is recorded in interest income, with accretion of discounts, net of amortization of premiums, recorded in accretion income, net, on the accompanying condensed consolidated statements of operations and comprehensive loss.
Materials financing revenues and receivables
In connection with its acquisition of Express Lien, Inc. (d/b/a Levelset) (“Levelset”), in November 2021, the Company assumed a materials financing program, which has facilitated the purchase of construction materials from fulfillment partners (the Company’s suppliers) on behalf of its customers, allowing such customers to finance their materials purchases from the Company on deferred payment terms. The fulfillment partner is primarily responsible for fulfilling the materials purchases and the Company does not have control over such materials. The Company has earned revenues from origination fees and earns finance charges on the amounts it has financed for customers on deferred payment terms, which are typically 120 days. Such fees earned are computed and recognized based on the effective interest method and are presented net of any related reserves and amortization of deferred origination costs. In October 2023, the Company ceased originations under the materials financing program.
Gross receivables outstanding from customers under the materials financing program were $12.4 million and $13.6 million as of September 30, 2023 and December 31, 2022, respectively. The related allowance for expected credit losses for materials financing receivables was $4.4 million and $2.1 million as of September 30, 2023 and December 31, 2022, respectively. Materials financing receivables, net of allowances, are recorded within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
Self-insurance reserves
In January 2022, the Company elected to partially self-fund its health insurance plan. To reduce its risk related to high-dollar claims, the Company maintains individual stop-loss insurance. The Company estimates its exposure for claims incurred at the end of each reporting period, including claims not yet reported, with the assistance of an independent third-party actuary. As of September 30, 2023 and December 31, 2022, the Company’s self-insurance accrual was $2.3 million and $1.9 million, respectively, included within other current liabilities on the accompanying condensed consolidated balance sheet.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Strategic investments
Investments in equity securities
The Company holds investments in equity securities of certain privately held companies, which do not have readily determinable fair values. The Company does not have a controlling interest or significant influence in these companies. The Company has elected to measure the non-marketable equity securities at cost, with remeasurements to fair value only upon the occurrence of observable price changes in orderly transactions for the identical or similar securities of the same issuer, or in the event of any impairment. This election is reassessed each reporting period to determine whether a non-marketable equity security has a readily determinable fair value, in which case the security would no longer be eligible for this election. All gains and losses on such equity securities, realized and unrealized, are recorded in other expense, net on the accompanying condensed consolidated statements of operations and comprehensive loss. The Company evaluates its non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. If an impairment exists, a loss is recognized in the accompanying condensed consolidated statements of operations and comprehensive loss for the amount by which the carrying value exceeds the fair value of the investment.
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

As of September 30, 2023 and December 31, 2022, the carrying value of the Company’s financial instruments included in current assets and current liabilities (including accounts receivable, accounts payable and accrued expenses) approximate fair value due to the short-term nature of such items. The Company measures its cash held in money market funds, marketable securities, and investments in available-for-sale debt securities at fair value each reporting period. The estimation of fair value for available-for-sale debt securities in private companies requires the use of significant unobservable inputs, and as a result, the Company classifies these assets as Level 3 within the fair value hierarchy.

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
Deferred revenue
Contract liabilities consist of revenue that is deferred when the Company has the contractual right to invoice in advance of transferring services to its customers. The Company recognized revenue of $204.3 million and $152.9 million during the three months ended September 30, 2023 and 2022, respectively, that was included in deferred revenue balances at the beginning of the respective periods. The Company recognized revenue of $362.0 million and $271.9 million during the nine months ended September 30, 2023 and 2022, respectively, that was included in deferred revenue balances at the beginning of the respective periods.
Remaining performance obligation
The transaction price allocated to remaining performance obligations (“RPO”) represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancelable contracts that will be invoiced and recognized as revenue in future periods. Our current RPO represents future revenue under existing contracts that is expected to be recognized as revenue in the next 12 months. As of September 30, 2023, the aggregate amount of the transaction price allocated to RPO was $890.4 million, of which the Company expects to recognize $635.0 million, or 71%, as revenue in the next 12 months, and substantially all of the remaining $255.4 million between 12 and 36 months thereafter.
3.INVESTMENTS
Marketable securities
Marketable securities consisted of the following as of September 30, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$122,063	$3	$(134)	$121,932
Commercial paper	72,851	—	(74)	72,777
Corporate notes and obligations	96,564	8	(232)	96,340
Time deposits	17,115	7	(9)	17,113
Total marketable securities	$308,593	$18	$(449)	$308,162

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Marketable securities consisted of the following as of December 31, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$86,666	$7	$(196)	$86,477
Commercial paper	73,234	6	(326)	72,914
Corporate notes and obligations	65,150	—	—	65,150
Time deposits	60,951	1	—	60,952
Total marketable securities	$286,001	$14	$(522)	$285,493

All marketable securities held as of September 30, 2023 and December 31, 2022 had a contractual maturity of less than one year. During the nine months ended September 30, 2023, there were maturities and sales of marketable securities of $287.6 million and $5.5 million, respectively. During the nine months ended September 30, 2022, there were no maturities or sales of marketable securities. Realized losses on the sale of marketable securities are recorded in other expense, net on the accompanying condensed consolidated statements of operations and comprehensive loss. Such losses were immaterial during the nine months ended September 30, 2023. There were no impairments of marketable securities in any period presented.
Strategic investments
Strategic investment activity during the nine months ended September 30, 2023 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Available-for- Sale Debt Securities	Total
Balance as of December 31, 2022	$7,286	$3,402	$355	$11,043
Interest accrued on available-for-sale debt securities	—	—	5	5
Purchases of strategic investments	—	526	—	526
Unrealized loss on strategic investments	—	(155)	—	(155)
Balance as of September 30, 2023	$7,286	$3,773	$360	$11,419

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Strategic investment activity during the nine months ended September 30, 2022 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Available-for- Sale Debt Securities	Total
Balance as of December 31, 2021	$3,882	$—	$3,450	$7,332
Interest accrued on available-for-sale debt securities	—	—	103	103
Purchases of strategic investments	—	3,303	350	3,653
Conversion of available-for-sale debt securities into equity securities	3,680	—	(3,680)	—
Unrealized gain (loss) on strategic investments	186	(150)	130	166
Balance as of September 30, 2022	$7,748	$3,153	$353	$11,254
Strategic investments are recorded in other assets on the accompanying condensed consolidated balance sheets. As of September 30, 2023, in connection with the Company’s investments in limited partnerships, it has a contractual obligation to provide additional investment funding of up to $5.9 million at the option of the investees. No impairment losses were recorded in any period presented.
4.FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial assets measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$286,061	$—	$—	$286,061
Marketable securities:
U.S. treasury securities	121,932	—	—	121,932
Commercial paper	—	72,777	—	72,777
Corporate notes and obligations	—	96,340	—	96,340
Time deposits	—	17,113	—	17,113
Strategic investments:
Investments in available-for-sale debt securities	—	—	360	360
Total	$407,993	$186,230	$360	$594,583

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$30,200	$—	$—	$30,200
Marketable securities:
U.S. treasury securities	86,477	—	—	86,477
Commercial paper	—	72,914	—	72,914
Corporate notes and obligations	—	65,150	—	65,150
Time deposits	—	60,952	—	60,952
Strategic investments:
Investments in available-for-sale debt securities	—	—	355	355
Total	$116,677	$199,016	$355	$316,048
5.LEASES
The Company has primarily entered into lease arrangements for office space, in addition to other miscellaneous equipment. The Company’s leases have initial non-cancelable lease terms ranging from one to 10 years. Some of the Company’s leases include an option for it to extend the term of the lease for up to 10 years.
Operating lease commencements and modifications resulted in net increases to right of use assets–operating leases and corresponding operating lease liabilities on the accompanying condensed consolidated balance sheet of $13.6 million and $11.5 million during the nine months ended September 30, 2023 and 2022, respectively. The lease additions during the nine months ended September 30, 2023, primarily relate to office space leases in Dublin, Ireland and Tampa, Florida, which were executed during 2023, and Toronto, Canada, which was executed during 2022.
6.INTANGIBLE ASSETS AND GOODWILL
Intangible assets
On September 15, 2023, the Company completed the acquisition of all outstanding equity of Unearth Technologies, Inc. ("Unearth"). This acquisition was accounted for as an asset acquisition as substantially all of the fair value of the gross assets acquired were concentrated in a single identifiable asset. The value of developed technology acquired was $9.2 million, which is comprised of $6.8 million of cash paid to Unearth, $2.3 million as a result of the tax consequences of the transaction, and capitalized transaction expenses, which were immaterial. The acquired developed technology has an estimated useful life of five years, and the amortization expense is recorded in cost of revenue on the accompanying condensed consolidated statements of operations and comprehensive loss.
The Company’s finite-lived intangible assets are summarized as follows (in thousands):

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$166,302	$(60,547)	$105,755	4.5
Customer relationships	66,350	(27,878)	38,472	4.4
Total	$232,652	$(88,425)	$144,227	4.5

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$157,130	$(41,968)	$115,162	5.1
Customer relationships	66,350	(18,559)	47,791	4.9
Total	$223,480	$(60,527)	$162,953	5.1
The Company estimates that there is no significant residual value related to its intangible assets. Intangible assets amortization expense is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$5,506	$5,627	$16,492	$16,935
Sales and marketing	3,106	3,106	9,319	9,318
Research and development	678	877	2,087	2,674
Total amortization of acquired intangible assets	$9,290	$9,610	$27,898	$28,927

Goodwill
As of September 30, 2023, the Company had goodwill of $539.1 million on its condensed consolidated balance sheet. The change in the Company’s goodwill balance during the three and nine months ended September 30, 2023 was due to the effect of foreign currency translation. There was no impairment of goodwill during the periods presented.
7.ACCRUED EXPENSES
The following represents the components of accrued expenses contained within the Company’s condensed consolidated balance sheets at the end of each period (in thousands):

	September 30, 2023	December 31, 2022
Accrued bonuses	$24,184	$28,357
Accrued commissions	13,112	20,389
Accrued salary, payroll tax, and employee benefit liabilities	42,105	34,113
Other accrued expenses	15,729	16,323
Total accrued expenses	$95,130	$99,182
8.COMMITMENTS AND CONTINGENCIES
Purchase commitments
The Company’s purchase commitments relate to non-cancelable multi-year agreements with third parties to purchase software service subscriptions and other services. During the nine months ended September 30, 2023, the Company executed a renewal agreement for hosting services for a total minimum commitment of $45.0 million, to be paid from February 2023 through February 2025. As of September 30, 2023, there was $34.2 million of minimum purchase commitments outstanding under the renewal agreement. Outside of this

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
renewal agreement, there were no further material changes to the Company’s purchase commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
9.STOCK-BASED COMPENSATION
2021 Equity Incentive Plan
In May 2021, the Company’s board of directors (the “Board”) adopted, and the stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”) with the purpose of granting stock-based awards, including stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance awards, and other forms of awards, to employees, directors, and consultants. As of December 31, 2022, a total of 37,664,961 shares of common stock were authorized for issuance under the 2021 Plan. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to either (i) 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (ii) a lesser number of shares determined by the Board prior to the applicable January 1. Accordingly, on January 1, 2023, the number of shares of common stock that may be issued under the 2021 Plan increased by an additional 6,957,976 shares. As a result, as of September 30, 2023, a total of 44,622,937 shares of common stock are authorized for issuance under the 2021 Plan. As of September 30, 2023, a total of 31,407,854 shares of common stock were available for issuance under the 2021 Plan. No stock options have been issued under the 2021 Plan.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Stock options
No stock options were granted during the periods presented.
The following table summarizes the stock option activity during the nine months ended September 30, 2023:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2022	5,723,772	$12.65
Exercised	(1,132,787)	13.26
Canceled/Forfeited	(5,336)	21.79
Outstanding at September 30, 2023	4,585,649	12.49
Exercisable at September 30, 2023	4,584,991	$12.49
As of September 30, 2023, the total unrecognized stock‑based compensation cost for unvested stock options was less than $0.1 million, which is expected to be recognized over a weighted-average period of 0.1 years.
Restricted stock units
In 2018, the Company began issuing RSUs to certain employees, officers, non-employee consultants, and directors. Substantially all of the RSUs granted subsequent to the Company’s initial public offering (“IPO”) vest based solely on continued service, which is generally over four years, on either a quarterly or annual vesting schedule.
During 2022, and in connection with the recent acquisition of Unearth, the Company began granting performance-based restricted stock units (“PSUs”) to certain employees with vesting terms based on the achievement of certain operating performance targets. The Company recognizes compensation expense for such awards in the period in which it becomes probable that the performance target will be achieved. Compensation expense for awards that contain performance conditions is calculated using the graded vesting method and the portion of expense recognized in any period may fluctuate depending on changing estimates of the achievement of the performance conditions. As of September 30, 2023, the Company has granted 98,572 PSUs to certain non-executive employees at a weighted-average grant date fair value of $54.58 per share. During the nine months ended September 30, 2023 and 2022, the Company recognized stock-based compensation expense of $0.2 million and $0.5 million, respectively, relating to these shares.
The following table summarizes the RSU and PSU activity during the nine months ended September 30, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2022	8,495,298	$57.94
Granted	3,418,000	60.02
Vested	(2,844,413)	54.23
Canceled/Forfeited	(958,932)	66.98
Outstanding at September 30, 2023	8,109,953	$59.05

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
As of September 30, 2023, the total unrecognized stock‑based compensation cost for all RSUs and PSUs outstanding was $416.5 million, which is expected to be recognized over a weighted‑average vesting period of 2.6 years.
Restricted stock awards
In November 2021, the Company issued 199,670 RSAs to certain key employees in connection with the acquisition of Levelset that vest based on their continued service over a two-year period. The fair value of the RSAs issued was $95.05 per share, which was the closing trading stock price of the Company’s common stock on the acquisition date. These shares are released from restriction quarterly over a two-year period assuming the continued service of the employees. During the nine months ended September 30, 2023, the Company recognized $5.5 million in stock-based compensation related to RSAs whose vesting was accelerated upon the departure of certain employees. The Company also expensed $3.4 million during the nine months ended September 30, 2023 related to the accelerated vesting of cash retention amounts upon such employees’ departures, which were recorded in prepaid expenses and other current assets as of December 31, 2022.
As of September 30, 2023 and December 31, 2022, 195,620 and 99,833 shares have vested, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized stock-based compensation expense of $7.7 million and $7.1 million, respectively, relating to these shares.
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The fair value of the ESPP purchase rights on the date of grant using the Black-Scholes option pricing model was estimated using the following assumptions during the nine months ended September 30, 2023:

Risk-free interest rate	4.68% to 5.17%
Expected term (in years)	0.5 to 1.0
Estimated dividend yield	0.00%
Estimated weighted-average volatility	58.00% to 64.76%

The term for the ESPP purchase rights is the offering period. Given the Company’s limited trading history, the Company continues to estimate volatility using the historical volatilities of a group of public companies in a similar industry and stage of life cycle, selected by management, in addition to considering the Company’s own historical volatility, for a period commensurate with the term of the ESPP purchase rights. The interest rate is derived from government bonds with a similar term to the ESPP purchase right granted. The Company has not declared, nor does it expect to declare, dividends in the foreseeable future. Consequently, an expected dividend yield of zero is utilized. The fair value of the Company’s common stock used to value ESPP purchase rights is based on the trading price of our publicly traded common stock.
Employee payroll contributions accrued in connection with the ESPP were $10.9 million and $4.7 million as of September 30, 2023 and December 31, 2022, respectively, and are included within accrued expenses on the accompanying condensed consolidated balance sheet. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders’ equity on the purchase date. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period. During the nine months ended September 30, 2023 and 2022, the Company recorded stock-based compensation of $7.9 million and $11.6 million, respectively, in connection with the ESPP and 316,042 and 286,997 shares of the Company’s common stock, respectively, were purchased under the ESPP.
As of September 30, 2023, unrecognized stock-based compensation expense related to the ESPP was $7.0 million, which is expected to be recognized over a weighted-average period of 0.4 years.
Stock-based compensation
The Company recorded total stock-based compensation cost from stock options, RSUs, PSUs, RSAs, and the ESPP as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$1,931	$1,835	$5,509	$5,339
Sales and marketing	14,310	15,483	41,781	38,351
Research and development	16,347	17,758	52,395	43,910
General and administrative	12,221	9,701	32,549	28,281
Total stock-based compensation expense	$44,809	$44,777	$132,234	$115,881
Stock-based compensation capitalized for software development and cloud-computing arrangement implementation costs	2,706	2,382	6,989	6,443
Total stock-based compensation cost	$47,515	$47,159	$139,223	$122,324

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
10.INCOME TAXES
For the three months ended September 30, 2023 and 2022, income tax expenses recorded by the Company were $0.2 million and $0.3 million, respectively. For the nine months ended September 30, 2023 and 2022, income tax expenses recorded by the Company were $0.6 million and $0.7 million, respectively. As of September 30, 2023, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.
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
The following weighted-average potentially dilutive shares are excluded from the calculation of diluted earnings per share as they are anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted stock units, performance-based restricted stock units, and restricted stock awards subject to future vesting	8,536,196	8,759,518	8,706,812	7,998,571
Shares issuable pursuant to the ESPP	626,176	849,109	506,780	716,860
Shares of common stock issuable from stock options	4,691,842	6,142,312	5,147,097	6,652,983
Total	13,854,214	15,750,939	14,360,689	15,368,414
12.GEOGRAPHIC INFORMATION
The following table sets forth the Company’s revenues by geographic region, which is determined based on the billing location of the customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue by geographic region:
U.S.	$212,902	$159,585	$593,135	$442,963
Rest of the world	35,005	26,844	96,834	75,187
Total revenue	$247,907	$186,429	$689,969	$518,150
Percentage of revenue by geographic region:
U.S.	86%	86%	86%	85%
Rest of the world	14%	14%	14%	15%

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
We are the leading global provider of cloud-based construction management software, and are helping transform one of the oldest, largest, and least digitized industries in the world. We focus exclusively on connecting and empowering the construction industry’s key stakeholders, such as owners, general contractors, specialty contractors, architects, and engineers, to collaborate and access our capabilities from any location, on any internet-connected device. Our platform is modernizing and digitizing construction management by enabling real-time access to critical project information, simplifying complex workflows, and facilitating seamless communication among key stakeholders, all of which we believe positions us to serve as the system of record for the construction industry. We are also continuing to develop other programs and services to address related challenges faced by the construction industry’s key stakeholders. Adoption of our products, services, and platform helps our customers increase productivity and efficiency, reduce rework and costly delays, improve safety and compliance, and enhance financial transparency and accountability.
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

Certain Factors Affecting Our Performance
Acquiring New Customers and Retaining and Expanding Existing Customers’ Use of Our Platform
We are highly focused on continuing to acquire new customers to support our long-term growth. We intend to efficiently drive new customer acquisitions by continuing to invest across our sales and marketing engine to engage our prospective customers, increase brand awareness, and drive adoption of our products, services, and platform. The number of customers on our platform has increased from 14,086 as of September 30, 2022 to 16,067 as of September 30, 2023, reflecting a year-over-year growth rate of 14%. All aforementioned customer counts exclude customers acquired from Express Lien, Inc. (d/b/a Levelset) (“Levelset”) and Esticom, Inc. (“Esticom”) that have not yet been renewed onto standard Procore annual contracts. Remaining Levelset and Esticom legacy customers will be included in our customer metrics once they are renewed onto standard Procore annual contracts or upon integration of the sales process.
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
To calculate GRR at the end of a particular period, we first calculate our annual recurring revenue (“ARR”) from the cohort of active customers at the end of the period 12 months prior to the end of the period selected. We define ARR at the end of a particular period as the annualized dollar value of our subscriptions from customers as of such period end date. For multi-year subscriptions, ARR at the end of a particular period is measured by using the stated contractual subscription fees as of the period end date on which ARR is measured. For example, if ARR is measured during the first year of a multi-year contract, the first-year subscription fees are used to calculate ARR. ARR at the end of a particular period includes the annualized dollar value of subscriptions for which the term has not ended, and subscriptions for which we are negotiating a subscription renewal. ARR should be viewed independently of revenue determined in accordance with accounting principles generally accepted in the U.S. (“GAAP” or “U.S. GAAP”) and does not represent our U.S. GAAP revenue on an annualized basis. ARR is not intended to be a replacement or forecast of revenue. We then calculate the value of ARR from any customers whose subscriptions terminated and were not renewed during the 12 months preceding the end of the period selected, which we refer to as churn. We then divide (a) the total prior period ARR minus churn by (b) the total prior period ARR to calculate the GRR. Our GRR was 95% as of both September 30, 2023 and 2022.
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
The following table presents our cRPO and non-current RPO at the end of each period:

	September 30,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Remaining performance obligations
Current	$635,000	$501,400	$133,600	27%
Non-current	255,381	213,600	41,781	20%
Total remaining performance obligations	$890,381	$715,000	$175,381	25%

We believe that cRPO is a key metric to track our ability to win fixed revenue commitments from new customers and to expand and retain existing customers. As of September 30, 2023, cRPO increased by $133.6 million, or 27%, year-over-year. Approximately 41% of the increase was attributable to existing customers and 59% was attributable to new customers acquired during the twelve months ended September 30, 2023. We expect RPO to change from period to period primarily due to the size, timing, and duration of new customer contracts and customer renewals.
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
In connection with our acquisition of Levelset, we assumed a materials financing program for our customers. Purchasers of construction materials, typically specialty contractors, generally pay their materials suppliers on 30-day payment terms but typically do not recoup their costs for such materials for 60 to 120 days after they submit invoices for those materials to the general contractors. This disconnect between payment terms set by suppliers and when specialty contractors receive payment for those materials can pose risk and uncertainty to specialty contractors and their ability to manage their cash flow. Our materials financing program has facilitated the purchase of construction materials from fulfillment partners (our suppliers) on behalf of our customers, allowing such customers to pay us for the materials on deferred payment terms. We have typically charged an origination fee upon purchase of the materials and a weekly finance charge until receipt of deferred payment in full. We have used internal data where available on the performance and payment history of other project participants (like the property owner and general contractor) who are involved in the construction project to help determine whether to provide materials financing for a given project, and we have secured such financing with mechanic’s lien rights. In circumstances of customer non-payment, our lien rights help enforce payment collections from property owners, lenders, and general contractors who are involved in such project, which in turn strengthens the collectability of amounts we financed for our customers. We have used capital from our balance sheet for our materials financing program. In October 2023, we ceased originations under the materials financing program.

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
International Growth
We see international expansion as a major, and largely greenfield, opportunity for growth as we look to capture a larger part of the worldwide construction market. We have started to grow our presence internationally with the opening of sales and marketing offices in Sydney, Australia and Vancouver and Toronto, Canada in 2017; London, England in 2018; Mexico City, Mexico in 2019; and Singapore, Republic of Singapore; Paris, France; Dublin, Ireland; and Dubai, United Arab Emirates (“UAE”) in 2022. We have also developed focused sales and marketing efforts in Germany, where we do not maintain an office location. As a result of our international efforts, we support multiple languages and currencies. Non-U.S. revenue as a percentage of our total revenue was 14% and 15% for the nine months ended September 30, 2023 and 2022, respectively. We determine the percentage of non-U.S. revenue based on the billing location of each customer. Fluctuations in foreign currencies may positively or negatively impact the amount of revenue that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars.
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
Macroeconomic Factors
Macroeconomic factors such as rising inflation, rising interest rates, volatility in capital markets, bank failures, and fluctuations in foreign exchange rates, may impact our operating expenses, customers’ spending, and cash flows. We continuously monitor the ways in which such factors may directly or indirectly impact our business, results of operations, and financial condition. See the section titled “Risk Factors” in Part II of this Quarterly Report on Form 10-Q for further discussion.

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

General and Administrative
General and administrative expenses primarily consist of personnel-related compensation expenses for our human resources, information technology, finance, legal, executive, and other administrative functions. Additionally, general and administrative expenses include non-personnel-related expenses, such as professional fees for audit, legal, tax, and other external consulting services; costs associated with operating as a public company, including insurance costs, professional services, investor relations, and other compliance costs; property and use taxes; licenses; travel and entertainment costs; and allocated overhead. We expect general and administrative expenses to increase on an absolute dollar basis and vary from period to period as a percentage of revenue, as we continue to increase the size of our general and administrative functions to support the growth of our business, including our international expansion.
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
Other Expense, Net
Other expense, net primarily consists of gains or losses on foreign currency transactions, unrealized gains or losses on equity securities, and miscellaneous other income and expenses.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Revenue	$247,907	$186,429	$689,969	$518,150
Cost of revenue(1)(2)(3)	44,125	37,779	126,631	107,846
Gross profit	203,782	148,650	563,338	410,304
Operating expenses
Sales and marketing(1)(2)(3)(4)	129,672	109,608	372,397	306,806
Research and development(1)(2)(3)(4)	72,708	71,493	225,960	195,569
General and administrative(1)(3)(4)	51,753	39,362	143,324	123,181
Total operating expenses	254,133	220,463	741,681	625,556
Loss from operations	(50,351)	(71,813)	(178,343)	(215,252)
Interest income	4,721	1,922	14,612	2,674
Interest expense	(490)	(504)	(1,477)	(1,636)
Accretion income, net	2,952	666	6,615	666
Other expense, net	(486)	(1,143)	(1,009)	(1,490)
Loss before provision for income taxes	(43,654)	(70,872)	(159,602)	(215,038)
Provision for income taxes	193	333	573	709
Net loss	$(43,847)	$(71,205)	$(160,175)	$(215,747)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Revenue	100%	100%	100%	100%
Cost of revenue(1)(2)(3)	18%	20%	18%	21%
Gross profit	82%	80%	82%	79%
Operating expenses
Sales and marketing(1)(2)(3)(4)	52%	59%	54%	59%
Research and development(1)(2)(3)(4)	29%	38%	33%	38%
General and administrative(1)(3)(4)	21%	21%	21%	24%
Total operating expenses	103%	118%	107%	121%
Loss from operations	(20%)	(39%)	(26%)	(42%)
Interest income	2%	1%	2%	1%
Interest expense	0%	0%	0%	0%
Accretion income, net	1%	0%	1%	0%
Other expense, net	0%	(1%)	0%	0%
Loss before provision for income taxes	(18%)	(38%)	(23%)	(42%)
Provision for income taxes	0%	0%	0%	0%
Net loss	(18%)	(38%)	(23%)	(42%)

(1)Includes stock-based compensation expense and amortization of capitalized stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue	$2,981	$1,835	8,357	5,339
Sales and marketing	14,390	15,483	41,964	38,351
Research and development	16,350	17,758	52,401	43,910
General and administrative	12,253	9,701	32,637	28,281
Total stock-based compensation expense*	$45,974	$44,777	$135,359	$115,881
*Includes amortization of capitalized stock-based compensation of $1.2 million and $3.1 million, respectively, for the three and nine months ended September 30, 2023 which was initially capitalized as capitalized software and cloud-computing arrangement implementation costs.
(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue	$5,506	$5,627	$16,492	$16,935
Sales and marketing	3,106	3,106	9,319	9,318
Research and development	678	877	2,087	2,674
Total amortization of acquired intangible assets	$9,290	$9,610	$27,898	$28,927
(3)Includes employer payroll tax on employee stock transactions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue	$133	$99	439	248
Sales and marketing	766	682	2,383	1,607
Research and development	638	638	2,885	2,188
General and administrative	501	304	1,636	1,031
Total employer payroll tax on employee stock transactions	$2,038	$1,723	$7,343	$5,074
(4)Includes acquisition-related expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Sales and marketing	$548	$655	$2,002	$1,070
Research and development	136	1,679	6,324	3,870
General and administrative	19	3	19	2,122
Total acquisition-related expenses	$703	$2,337	$8,345	$7,062

Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Revenue	$247,907	$186,429	$61,478	33%
During the three months ended September 30, 2023, our revenue increased by $61.5 million, or 33%, compared to the three months ended September 30, 2022, of which approximately 93% was attributable to revenue from existing customers and approximately 7% was attributable to revenue from new customers acquired during the three months ended September 30, 2023. The increase in revenue from existing customers includes the net benefit of a full quarter of subscription revenue in the third quarter of 2023 from customers that were newly acquired in the first half of 2023 and continued their subscriptions in the third quarter of 2023, and customers that expanded their subscriptions in the third quarter of 2023 through the purchase of additional construction volume or products and services.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Cost of revenue	$44,125	$37,779	$6,346	17%
Gross profit	203,782	148,650	55,132	37%
Gross margin	82%	80%
The increase in cost of revenue during the three months ended September 30, 2023 was partially attributable to an increase of $2.2 million in personnel-related expenses, including an increase of $2.1 million in salaries and wages driven by headcount and merit increases. The increase in cost of revenue was also attributable to a $2.2 million increase in third-party cloud hosting and related services as we grow our customer base, and a $1.8 million increase in amortization of capitalized software development costs. We increased our cost of revenue headcount by 4% since September 30, 2022 in order to continue to support the growth of our business.
Operating Expenses

	Three Months Ended September 30,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Sales and marketing	$129,672	$109,608	$20,064	18%
The increase in sales and marketing expenses during the three months ended September 30, 2023 was primarily attributable to an increase of $11.4 million in personnel-related expenses, including an increase of $12.4 million in salaries and wages driven by headcount and merit increases, partially offset by a decrease of $1.2 million in stock-based compensation expense. The increase in sales and marketing expenses was also attributable to a $5.6 million increase in marketing events and expenses partially due to our Groundbreak event, which was held in September 2023 and in October 2022. We increased our sales and marketing headcount by 14% since September 30, 2022 in order to continue to drive customer growth.

	Three Months Ended September 30,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Research and development	$72,708	$71,493	$1,215	2%
The increase in research and development expenses during the three months ended September 30, 2023 was primarily attributable to an increase of $1.8 million in personnel-related expenses, including an increase of $3.2 million in salaries and wages driven by headcount and merit increases, partially offset by a decrease of $1.4 million in stock-based compensation expense. The increases in research and development expenses were partially offset by a $1.5 million decrease in acquisition-related expenses related to the acceleration of cash retention payments in the first quarter of 2023 upon the departure of certain employees from our previous acquisitions. We increased our research and development headcount by 5% since September 30, 2022 in order to continue to build, enhance, maintain, and scale our products, services, and platform.

	Three Months Ended September 30,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
General and administrative	$51,753	$39,362	$12,391	31%
The increase in general and administrative expenses during the three months ended September 30, 2023 was primarily due to a $8.0 million increase in personnel-related expenses, including increases of $5.3 million in salaries and wages and $2.5 million in stock-based compensation expense driven by headcount and merit increases. The increase in general and administrative expenses was also attributable to a $2.9 million increase in bad debt expenses relating to our materials financing receivables, which we do not expect to collect. We increased our general and administrative headcount by 15% since September 30, 2022 in order to continue to support the growth of our business.
Interest Income, Interest Expense, Accretion Income, Net, Other Expense, Net, and Provision for Income Taxes

	Three Months Ended September 30,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Interest income	$4,721	$1,922	$2,799	*
Interest expense	490	504	(14)	(3%)
Accretion income, net	2,952	666	2,286	*
Other expense, net	486	1,143	(657)	(57%)
Provision for income taxes	193	333	(140)	(42%)
*Percentage not meaningful
During the three months ended September 30, 2023, our interest income increased by $2.8 million, of which $2.2 million relates to an increase in interest rates on our money market funds and cash savings accounts and $0.6 million relates to interest earned as a result of our purchases of marketable securities, which began in the third quarter of 2022.
During the three months ended September 30, 2023, accretion income, net increased by $2.3 million due to accretion income in excess of amortization of premiums as a result of our purchases of marketable securities, which began in the third quarter of 2022.

Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue

	Nine Months Ended September 30,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Revenue	$689,969	$518,150	$171,819	33%
During the nine months ended September 30, 2023, our revenue increased by $171.8 million, or 33%, compared to the nine months ended September 30, 2022, of which approximately 75% was attributable to revenue from existing customers and approximately 25% was attributable to revenue from new customers acquired during the nine months ended September 30, 2023. The increase in revenue from existing customers includes the net benefit of a full nine months of subscription revenue in the 2023 from customers that were newly acquired in 2022 and continued their subscriptions in the first nine months of 2023, and customers that expanded their subscriptions in the 2023 through the purchase of additional construction volume or products and services.
Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended September 30,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Cost of revenue	$126,631	$107,846	$18,785	17%
Gross profit	563,338	410,304	153,034	37%
Gross margin	82%	79%
The increase in cost of revenue during the nine months ended September 30, 2023 was primarily attributable to an increase of $9.6 million in personnel-related expenses, including an increase of $9.2 million in salaries and wages driven by headcount and merit increases. The increase in cost of revenue was also attributable to a $5.1 million increase in amortization of capitalized software development costs, and a $3.8 million increase in third-party cloud hosting and related services as we grow our customer base. We increased our cost of revenue headcount by 4% since September 30, 2022 in order to continue to support the growth of our business.
Operating Expenses

	Nine Months Ended September 30,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Sales and marketing	$372,397	$306,806	$65,591	21%
The increase in sales and marketing expenses during the nine months ended September 30, 2023 was primarily attributable to an increase of $53.7 million in personnel-related expenses, including increases of $49.5 million in salaries and wages and $3.4 million in stock-based compensation expense driven by headcount and merit increases. The increase in sales and marketing expenses was also attributable to a $8.6 million increase in marketing events and expenses to drive customer growth and partially due to our Groundbreak event, which was held in September 2023 and in October 2022, and a $1.0 million increase in computer software expenses. The increases in sales and marketing expenses were partially offset by a decrease of $3.4 million in professional fees due to the transition of certain contractors to full-time employees. We increased our sales and marketing headcount by 14% since September 30, 2022 in order to continue to drive customer growth.

	Nine Months Ended September 30,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Research and development	$225,960	$195,569	$30,391	16%
The increase in research and development expenses during the nine months ended September 30, 2023 was primarily attributable to an increase of $26.2 million in personnel-related expenses, including increases of $17.1 million in salaries and wages and $8.5 million in stock-based compensation expense driven by headcount and merit increases. The increase in research and development expenses was also attributable to a $3.2 million increase in computer software expenses and a $2.5 million increase in acquisition-related expenses. We increased our research and development headcount by 5% since September 30, 2022 in order to continue to build, enhance, maintain, and scale our products, services, and platform.

	Nine Months Ended September 30,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
General and administrative	$143,324	$123,181	$20,143	16%
The increase in general and administrative expenses during the nine months ended September 30, 2023 was primarily due to a $18.2 million increase in personnel-related expenses, including increases of $13.3 million in salaries and wages and $4.3 million in stock-based compensation expense driven by headcount and merit increases. The increase in general and administrative expenses was also attributable to a $6.0 million increase in bad debt expenses relating to our materials financing receivables, which we do not expect to collect. The increases in general and administrative expenses were partially offset by a decrease of $2.1 million in acquisition-related expenses. We increased our general and administrative headcount by 15% since September 30, 2022 in order to continue to support the growth of our business.
Interest Income, Interest Expense, Accretion Income, Net, Other Expense, Net, and Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Interest income	$14,612	$2,674	$11,938	*
Interest expense	1,477	1,636	(159)	(10%)
Accretion income, net	6,615	666	5,949	*
Other expense, net	1,009	1,490	(481)	(32%)
Provision for income taxes	573	709	(136)	(19%)
*Percentage not meaningful
During the nine months ended September 30, 2023, our interest income increased by $6.8 million due to interest earned as a result of our purchases of marketable securities, which began in the third quarter of 2022 and by $5.1 million due to an increase in interest rates on our money market funds and cash savings accounts.
During the nine months ended September 30, 2023, accretion income, net increased by $5.9 million due to accretion income in excess of amortization of premiums as a result of our purchases of marketable securities, which began in the third quarter of 2022.

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
Non-GAAP Gross Profit, Non-GAAP Gross Margin, Non-GAAP Operating Expenses, Non-GAAP Income (Loss) from Operations, and Non-GAAP Operating Margin
We define these non-GAAP financial measures as the respective GAAP measures, excluding stock-based compensation expense, amortization of acquired intangible assets, employer payroll tax related to employee stock transactions, and acquisition-related expenses. Stock-based compensation expense includes the net effects of capitalization and amortization of stock-based compensation expense related to capitalized software and cloud-computing arrangement implementation costs. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of the compensation provided to our employees. Because of varying available valuation methodologies, subjective assumptions, and the variety of equity instruments that can impact a company’s non-cash expenses, we believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for meaningful comparisons between our operating results from period to period. The expense related to amortization of acquired intangible assets is dependent upon estimates and assumptions, which can vary significantly and are unique to each asset acquired; therefore, we believe that non-GAAP measures that adjust for the amortization of acquired intangible assets provide investors a consistent basis for comparison across accounting periods. The amount of employer payroll tax-related items on employee stock transactions is dependent on restricted stock unit settlements, option exercises, related stock price, and other factors that are beyond our control and that do not correlate to the operation of our business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution than the accounting charges associated with such grants). Acquisition-related expenses include external and incremental transaction costs, such as legal and due diligence costs, and retention payments. These expenses are unpredictable and generally would not have otherwise been incurred in the periods presented as part of our continuing operations. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related expenses, may not be indicative of such future costs. We believe excluding acquisition-related expenses facilitates the comparison of our financial results to our historical operating results and to other companies in our industry. Overall, we believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results period-over-period and to those of peer companies.

The following tables present reconciliations of our GAAP financial measures to our non-GAAP financial measures for the periods presented:
Reconciliation of gross profit and gross margin to non-GAAP gross profit and non-GAAP gross margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Revenue	$247,907	$186,429	$689,969	$518,150
Gross profit	203,782	148,650	563,338	410,304
Stock-based compensation expense	2,981	1,835	8,357	5,339
Amortization of acquired technology intangible assets	5,506	5,627	16,492	16,935
Employer payroll tax on employee stock transactions	133	99	439	248
Non-GAAP gross profit	$212,402	$156,211	$588,626	$432,826
Gross margin	82%	80%	82%	79%
Non-GAAP gross margin	86%	84%	85%	84%

Reconciliation of operating expenses to non-GAAP operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Revenue	$247,907	$186,429	$689,969	$518,150
GAAP sales and marketing	129,672	109,608	372,397	306,806
Stock-based compensation expense	(14,390)	(15,483)	(41,964)	(38,351)
Amortization of acquired intangible assets	(3,106)	(3,106)	(9,319)	(9,318)
Employer payroll tax on employee stock transactions	(766)	(682)	(2,383)	(1,607)
Acquisition-related expenses	(548)	(655)	(2,002)	(1,070)
Non-GAAP sales and marketing	$110,862	$89,682	$316,729	$256,460
GAAP sales and marketing as a percentage of revenue	52%	59%	54%	59%
Non-GAAP sales and marketing as a percentage of revenue	45%	48%	46%	49%

GAAP research and development	$72,708	$71,493	$225,960	$195,569
Stock-based compensation expense	(16,350)	(17,758)	(52,401)	(43,910)
Amortization of acquired intangible assets	(678)	(877)	(2,087)	(2,674)
Employer payroll tax on employee stock transactions	(638)	(638)	(2,885)	(2,188)
Acquisition-related expenses	(136)	(1,679)	(6,324)	(3,870)
Non-GAAP research and development	$54,906	$50,541	$162,263	$142,927
GAAP research and development as a percentage of revenue	29%	38%	33%	38%
Non-GAAP research and development as a percentage of revenue	22%	27%	24%	28%

GAAP general and administrative	$51,753	$39,362	$143,324	$123,181
Stock-based compensation expense	(12,253)	(9,701)	(32,637)	(28,281)
Employer payroll tax on employee stock transactions	(501)	(304)	(1,636)	(1,031)
Acquisition-related expenses	(19)	(3)	(19)	(2,122)
Non-GAAP general and administrative	$38,980	$29,354	$109,032	$91,747
GAAP general and administrative as a percentage of revenue	21%	21%	21%	24%
Non-GAAP general and administrative as a percentage of revenue	16%	16%	16%	18%

Reconciliation of loss from operations and operating margin to non-GAAP income (loss) from operations and non-GAAP operating margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Revenue	$247,907	$186,429	$689,969	$518,150
Loss from operations	(50,351)	(71,813)	(178,343)	(215,252)
Stock-based compensation expense	45,974	44,777	135,359	115,881
Amortization of acquired intangible assets	9,290	9,610	27,898	28,927
Employer payroll tax on employee stock transactions	2,038	1,723	7,343	5,074
Acquisition-related expenses	703	2,337	8,345	7,062
Non-GAAP income (loss) from operations	$7,654	$(13,366)	$602	$(58,308)
Operating margin	(20%)	(39%)	(26%)	(42%)
Non-GAAP operating margin	3%	(7%)	0%	(11%)
Liquidity and Capital Resources
As of September 30, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $626.5 million, which were held in money market funds, U.S. treasury securities, corporate notes and obligations, time deposits, commercial paper, checking accounts, and savings accounts. Our investments in marketable securities are exposed to interest rate risk; however, due to the short-term nature of our investments, we do not anticipate being exposed to material risks due to changes in interest rates.
We had outstanding letters of credit, backed by First Citizens Bank & Trust Company as of September 30, 2023, on an unsecured basis, totaling approximately $5.4 million to secure various leased office facilities in the U.S. and Australia.
Our cash sources primarily consist of cash generated from sales to our customers, maturities of our marketable securities, proceeds from employees through stock option exercises and our employee stock purchase plan (“ESPP”), and interest income on our marketable securities, money market funds, and savings account balances.
Our cash requirements are primarily for operating expenses, which include personnel-related costs, purchase obligations primarily for hosting and software license and other services, lease obligations, and capital expenditures for our employees and offices. We also fund investments which help drive our strategic business growth through acquisitions and investments in equity securities and limited partnership funds. We also have a materials financing program that has financed our customers’ purchases of construction materials on deferred payment terms. We have used capital from our balance sheet for our materials financing program. In October 2023, we ceased originations under the materials financing program. As of September 30, 2023, we had receivables for amounts financed for customers, net of the related allowance for expected credit losses, of $8.0 million on our condensed consolidated balance sheet.
During the nine months ended September 30, 2023, we executed a renewal agreement for hosting services, which had outstanding minimum commitments of $34.2 million as of September 30, 2023, to be paid over the remainder of 2023 through 2025. In addition, operating lease commencements and modifications resulted in net increases to operating lease right of use assets and liabilities of $13.6 million during the nine months ended September 30, 2023. There have been no other material changes to our contractual obligations from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K dated March 1, 2023. We believe our existing cash, cash equivalents, and marketable securities will be sufficient to meet our needs for at least the next 12 months. While we have begun to generate positive cash flows from operations in recent years, we have continued to generate losses from operations, as reflected in our accumulated deficit of $1.1 billion as of September 30, 2023. We may not achieve sustainable profitability in the foreseeable future and may require additional capital resources to execute strategic initiatives to grow our business.
This assessment is a forward-looking statement and involves risks and uncertainties. Our additional future capital requirements will depend on many factors, including our revenue growth rate, new customer acquisition and subscription renewal activity, timing of billing activities, our ability to integrate the companies or technologies we acquire and realize strategic and financial benefits from our investments and acquisitions, other strategic transactions or investments we may enter into, the timing and extent of spending to support further sales and marketing and research and development efforts, general and administrative expenses to support our growth, including international expansion, the timing and extent of customer repayments under our materials financing program, and inflation. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing to fund these activities. If we are unable to raise additional capital when desired, or on acceptable terms, our business, results of operations, and financial condition could be materially adversely affected.
As of September 30, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Net cash provided by (used in) operating activities	$51,272	$(10,084)
Net cash used in investing activities	(58,539)	(338,646)
Net cash provided by financing activities	26,650	29,258

Operating Activities
Our largest source of cash from operating activities is collections from the sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting and software license expenses, and overhead.
Net cash provided by operating activities was $51.3 million during the nine months ended September 30, 2023 which resulted from a net loss of $160.2 million, adjusted for non-cash charges of $194.1 million and a net cash inflow of $17.4 million from changes in operating expenses and liabilities. The $17.4 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:
•a $29.1 million increase in deferred revenue primarily due to the growth of our business and timing of billings;
•a $3.1 million decrease in accounts receivable primarily due to timing of billings and cash receipts from customers; and
•a $2.3 million increase in accounts payable primarily due to timing of cash payments to our vendors.
These changes in our operating assets and liabilities were partially offset by the following:
•an $8.2 million decrease in operating lease liabilities related to lease payments;
•a $5.1 million increase in deferred contract cost assets related to commissions as a result of additional customer contracts closed during the period;
•a $1.9 million increase in prepaid expenses and other current assets primarily due to timing of cash payments to our vendors; and

•a $2.0 million decrease in accrued expenses and other liabilities primarily due to the size and timing of bonus and commission accruals and payouts, accrued ESPP contributions, payroll, and cash payments to our vendors.
Net cash used in operating activities was $10.1 million during the nine months ended September 30, 2022, which resulted from a net loss of $215.7 million, adjusted for non-cash charges of $172.1 million and net cash inflow of $33.5 million from changes in operating assets and liabilities. The $33.5 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:
•a $29.8 million increase in deferred revenue primarily due to the growth of our business and timing of billings;
•a $23.1 million increase in accrued expenses and other liabilities primarily due timing of ESPP contributions, payroll, and cash payments to our vendors;
•a $6.4 million decrease in accounts receivable primarily due to timing of billings and cash receipts from customers; and
•a $2.1 million increase in accounts payable primarily due to timing of cash payments to our vendors.
These inflows from changes in our operating assets and liabilities were partially offset by the following:
•a $12.6 million increase in deferred contract cost assets related to commissions as a result of additional customer contracts closed during the period;
•an $8.2 million increase in prepaid expenses and other assets primarily due to timing of cash payments to our vendors; and
•a $7.1 million decrease in operating lease liabilities related to lease payments.

Investing Activities
Net cash used in investing activities of $58.5 million during the nine months ended September 30, 2023 consisted of cash outflows for purchases of marketable securities of $309.3 million, capitalized software development costs of $25.2 million, originations for materials financing of $23.6 million, purchases of property and equipment of $8.1 million primarily related to improvements to our leased office spaces and computer equipment purchases, and $6.0 million for an asset acquisition. Such outflows were partially offset by $287.6 million in maturities of marketable securities, $21.1 million of customer repayments for materials financing, and $5.5 million in sales of marketable securities.
Net cash used in investing activities of $338.7 million during the nine months ended September 30, 2022 consisted of purchases of marketable securities of $293.1 million, capitalized software development costs of $24.8 million, originations for materials financing of $16.8 million, purchases of property and equipment of $13.7 million primarily related to improvements to our leased office spaces and computer equipment purchases, and purchases of strategic investments of $3.7 million, partially offset by $12.0 million of customer repayments for materials financing, and $1.3 million in cash receipts from post-close working capital adjustments related to our acquisitions of Levelset and LaborChart in the fourth quarter of 2021.
Financing Activities
Net cash provided by financing activities of $26.7 million during the nine months ended September 30, 2023 consisted of $15.1 million in proceeds from stock option exercises and $13.0 million in proceeds from employee purchases under the ESPP, partially offset by $1.5 million in payments on our finance lease obligations.
Net cash provided by financing activities of $29.3 million during the nine months ended September 30, 2022 consisted of $19.3 million in proceeds from stock option exercises and $11.5 million in proceeds from employee purchases under the ESPP, partially offset by $1.3 million in payments on our finance lease obligations.

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
Our significant accounting policies are more fully described in Note 2 of our condensed consolidated financial statements. Our critical accounting policies and more significant judgments and estimates used in the preparation of our financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K dated March 1, 2023. There have been no significant changes to these policies for the nine months ended September 30, 2023.

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
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $626.5 million as of September 30, 2023. Cash, cash equivalents, and marketable securities consist of money market funds, U.S. treasury securities, corporate notes and obligations, time deposits, commercial paper, checking accounts, and savings accounts. The cash and cash equivalents are held for working capital and general corporate purposes. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of September 30, 2023, a hypothetical 100 basis points increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2023, the end of the period covered by this report.
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
(b)Changes in Internal Control Over Financial Reporting.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. There have not been any changes in internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We have experienced rapid growth in recent periods. Our revenue was $690.0 million and $518.2 million for the nine months ended September 30, 2023 and 2022, respectively. Our results of operations may fluctuate significantly, which could make our future results difficult to predict and could cause our results of operations to fall below expectations. You should not rely on the revenue growth of any prior period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Our overall revenue growth and results of operations depend on a number of factors, including many that are out of our control. These factors include our ability to do the following: attract new customers and expand sales of subscriptions to our existing customers; increase sales to owners and specialty contractors, as well as monetize additional new stakeholders; develop new products and services, further improve our existing products, services, and platform, and expand our App Marketplace with additional integrations; provide our customers and collaborators with support that meets their needs; invest financial and operational resources to support future growth in our customer, collaborator, and third-party relationships; expand our operations domestically and internationally; and retain and motivate existing personnel, and attract, integrate, and retain new personnel, particularly to our sales and marketing and engineering and product development teams.
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
We have a history of losses, and we may not achieve or maintain profitability in the future. We incurred net losses of $160.2 million and $215.7 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $1.1 billion. We are not certain whether or when we will be able to achieve or sustain profitability in the future. We also expect our expenses to increase in future periods as we continue to invest in growth, which could negatively affect our future results of operations if our revenue does not correspondingly increase. In particular, we intend to continue to expend substantial financial and other resources on the following: expanding our sales and marketing and customer success teams to drive new subscriptions, increase the use of our products, services, and platform by existing customers, and support our international expansion; developing our technology infrastructure, including systems architecture, scalability, availability, performance, and security; and investing in our engineering and product development teams and developing new products, services, and platform functionality.
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

With the introduction of new products, services, and technologies by competitors and the emergence of new market entrants in the construction management software industry, we expect competition to intensify. Many of our competitors have competitive advantages over us, such as better name recognition, longer operating histories, larger marketing budgets, existing or more established relationships, greater third-party integrations, access to larger customer bases, greater financial, technical, pricing, and marketing strategies, and other resources. Some of our competitors may make acquisitions or enter into strategic relationships with third parties to offer a broader range of products and services than we do. These combinations may make it more difficult for us to effectively compete. Additionally, as we introduce new products and services in the market, we may face new or different competitors who may similarly have competitive advantages over us. Such competitive pressures may erode our market share and may hinder or slow our expansion into new markets. We expect these competitive dynamics to continue as competitors attempt to strengthen or maintain their market positions.
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
Our materials financing program subjects us to risks, including credit, performance, and liquidity risks, that could materially adversely affect our business, financial condition, results of operations, and prospects.
In connection with our acquisition of Levelset in November 2021, we assumed a materials financing program, pursuant to which we have facilitated the purchase of construction materials from fulfillment partners (our suppliers) on behalf of our customers, allowing such customers to finance their materials purchases from us on deferred payment terms. Holding these receivables on our balance sheet exposes us to credit, performance, and liquidity risk, which may adversely affect our financial performance.
While we earn finance charges on such deferred payment balances, we bear credit risk and have incurred, and may continue to incur, financial losses when customers default on the deferred payment terms under our materials financing agreements. Although our internal data can help us assess a customer’s default risk, there can be no guarantee that our processes will accurately forecast repayments. We may not be as accurate in forecasting default rates because we have not developed and enhanced our internal data sets and analytics capabilities to better predict, assess, and manage risk of default. As a result, we carry appropriate reserves on our books for projected losses. Although we have a credit policy in place designed to limit our exposure to any particular customer, we may ultimately be unable to adequately or successfully limit such exposure. Furthermore, since our materials financing program customers are largely consolidated in the construction industry, we may be subject to concentrated risks since our customers’ ability to pay us may be impacted by the economic strength of the construction industry. Failure to accurately forecast our customers’ payment ability or a material increase in payment defaults may adversely impact our results of operations, cash flows, liquidity, and profitability. In addition, our customers may not fully comply with their obligations under their materials financing agreements, which could negatively impact our mechanic’s liens rights and therefore, our ability to collect outstanding balances or finance charges.

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
In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018 (the “CCPA”) applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”) expands the CCPA’s requirements, including by establishing a new regulatory agency to implement and enforce the law. Other states have enacted, or are in the process of enacting, comprehensive data privacy laws as well. Additionally, several states and localities have enacted measures related to the use of artificial intelligence (“AI”) and machine learning in products and services. Moreover, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences. Data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.
As we expand globally, our obligations related to data protection may increase. Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s (“EU”) General Data Protection Regulation (the “EU’s GDPR”) and the United Kingdom’s (“U.K.”) General Data Protection Regulation (the “U.K.’s GDPR”) impose strict requirements for processing personal data. Under the EU’s GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater, for certain violations. Similarly, under the U.K.’s GDPR, government regulators may impose fines of up to 17.5 million pounds sterling or 4% of annual global turnover, whichever is greater, for certain violations. The application of the EU’s GDPR alongside the U.K.’s GDPR exposes us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. The relationship between the U.K. and the EU in relation to certain aspects of data protection law remains in flux. This may require investing in additional resources and more technology. In addition, individuals and consumer protection agencies (which are authorized by law to represent individuals’ interests) may initiate litigation related to the processing of individuals’ personal data. There are also stringent local data protection requirements in Germany and cloud-server initiatives in France which may impact our expansion into these countries. In Europe, regulators are in the process of debating the text of the Artificial Intelligence Act, a proposed regulation related to AI that, if adopted, will have a direct effect across all EU jurisdictions and could impose onerous obligations related to the use of AI-related systems. The act may also influence the approach taken to AI in other jurisdictions, including the U.S. and the U.K. We may have to change our business practices to comply with such obligations. Furthermore, as our business continues to expand and evolve, the EU’s GDPR, the U.K.’s GDPR, and similar data protection regulations may apply additional obligations on us to further secure personal data, provide further rights to data subjects, and require additional reporting to regulators.

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
In addition, the introduction of new products and services, expansion of our activities in certain jurisdictions, or other actions we may take may subject us to additional laws, rules, and regulations, or other government scrutiny. We may not always be able to accurately predict the scope or applicability of certain laws, rules, or regulations to our business, particularly as we expand into new areas of operations, such as lien rights management, which could negatively affect our business and our ability to pursue future plans. In addition, any perceived or actual breach by us of applicable laws, rules, and regulations could have a significant impact on our reputation as a trusted brand and could cause us to lose customers in existing and emerging lines of business, prevent us from acquiring new customers, require us to expend significant resources to remedy issues caused by such breaches and to avert further breaches, and expose us to legal risk and potential liability.
Our liability for third-party content on our platform, such as content posted by customers and other users, currently is limited by Section 230 of the Communications Decency Act (the “CDA”). There have been various U.S. Congressional and Executive branch efforts to remove or restrict the scope of the protections available to online platforms under Section 230 of the CDA. For example, the CDA was amended in 2018, and the U.S. Congress and the Executive branch have proposed further changes or amendments each year since 2019, including, among other things, proposals that would narrow CDA immunity, expand government enforcement power relating to content moderation concerns, or repeal the CDA altogether. In addition, some states have passed, and others may adopt, laws intended to limit the protection afforded by Section 230 of the CDA. Laws passed by Florida and Texas are the subject of judicial appeals, but those laws have been stayed by federal courts. On September 29, 2023, the U.S. Supreme Court announced that it would review both the Florida and Texas decisions. Any changes to the protection afforded by Section 230 of the CDA could decrease or change our protections from liability for third-party content in the U.S. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages or license costs. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. If any of these events occur, we may incur significant costs or be required to make significant changes to our products, services, business practices, or operations and our business could be seriously harmed. We also could be harmed by government investigations, litigation, or changes in laws and regulations directed at our business partners or suppliers in the technology industry that have the effect of limiting our ability to do business with those entities. For example, the U.S. government recently has taken action against companies operating in China intended to limit their ability to do business in the U.S. or with U.S. companies.
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
Our materials financing program may be subject to regulation in the jurisdictions in which we operate this program. Furthermore, we may become subject to additional and changing legal, regulatory, and compliance requirements and industry standards with respect to materials financing.
As a result of our materials financing program, we may become subject to regulatory scrutiny, which may impose significant compliance costs on us. For example, certain state legislatures have recently adopted regulations for commercial financing that have provisions that, among other things, may extend protections similar to those found in consumer credit protection laws to commercial financing arrangements. Further, state legislatures and financial regulators across the country are actively considering proposals to impose additional regulations on business-purpose credit products, especially products provided to small business customers. As a result, such new or expanded regulations, or changes in interpretation or enforcement of existing regulations, could result in new restrictions affecting our materials financing program, our potential inability to comply with such regulations, and increased compliance costs or other costs of doing business, any of which may materially adversely affect our business, financial condition, results of operations, and prospects.
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
If we fail, or are perceived to have failed, to address or comply with new or existing compliance obligations with respect to our materials financing program we could face significant consequences. These consequences may include, but are not limited to, enforcement actions, fines, penalties, litigation, additional reporting requirements and oversight, the inability to operate in certain jurisdictions, loss of revenue or profits, loss of customers, loss of investor confidence, negative publicity, and reputational harm, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.
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
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our business, financial condition, results of operations, and prospects. For example, the 2017 Tax Cuts and Jobs Act (the “TCJA”) enacted many significant changes to the U.S. tax laws, some of which were modified in 2020 by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and may be further modified in the future by the current or a future administration. Beginning in 2022, the TCJA requires taxpayers to capitalize and amortize certain research and development expenditures over five years if incurred in the U.S. and 15 years if incurred in foreign jurisdictions, rather than deducting them currently. Although there have been legislative proposals to repeal or defer the research and development expenditure capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified. As another example, the Inflation Reduction Act, which was recently enacted, includes provisions that will impact the U.S. federal income taxation of certain corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. Regulatory or accounting guidance with respect to existing or future tax laws could materially affect our tax obligations and effective tax rate. Further, it is uncertain if, and to what extent, various states will conform to current federal law or any newly enacted federal tax legislation. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development (the “OECD”) and the European Commission), have recently proposed, recommended, or (in the case of certain countries) enacted, or are in the process of enacting, changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. In particular, the OECD is working on a two-pillar solution to address the tax challenges arising from the digitalization of the economy, commonly referred to as BEPS 2.0, which, if implemented, would make important changes to the international tax system by allocating taxing rights in respect of certain profits of multinational enterprises above a fixed profit margin to the jurisdictions within which they carry on business (subject to certain revenue threshold rules which we do not currently meet but may meet in the future), referred to as the Pillar One proposal, and imposing a minimum effective tax rate on certain multinational enterprises, referred to as the Pillar Two proposal. A number of countries within which we carry on our business are currently expected to implement core elements of the Pillar Two proposal by the start of 2024. Based on our current understanding of the minimum revenue thresholds contained in the proposed Pillar Two rules, we anticipate that we could potentially be within their scope and so their implementation could impact the amount of tax we have to pay. Any of the foregoing could materially adversely affect our business, financial condition, results of operations, and prospects.
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
Adverse events involving the liquidity of, defaults or non-performance by, or other adverse developments involving, financial institutions, transactional counterparties, other companies in the financial services industry, or the financial services industry generally, or concerns or rumors about any such events or developments, or other similar risks, have in the past and may in the future lead to market-wide liquidity problems and may lead to liquidity constraints for us. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (the "FDIC") took control of, and was appointed receiver of, Silicon Valley Bank, one of our banking partners. Similarly, on March 12, 2023, Signature Bank Corporation and Silvergate Capital Corporation each entered into receivership. Additionally, on March 15, 2023, Credit Suisse Group AG announced that it would borrow up to 50 billion Swiss francs (equal to approximately $53.7 billion) from the Swiss National Bank to address its liquidity concerns, and was later acquired by UBS Group AG in June 2023. Further, on May 1, 2023, the FDIC took control of First Republic Bank and sold its deposits and the majority of its assets to JPMorgan Chase & Co. We maintain our cash, cash equivalents, and marketable securities with financial institutions, and our account balances with any such institutions typically exceed the individual account limit of $250,000 insured by the FDIC. There is a possibility that we may not be able to access a portion of our existing cash, cash equivalents, and marketable securities, or that all or part of our balances may be at risk, due to market conditions affecting such financial institutions or the financial services industry. In the event of a bank failure or liquidity crisis, there can be no assurance that our deposits in excess of FDIC insurance limits, or other comparable insurance limits, if any, would be backstopped by the U.S. or applicable foreign governments, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks or governmental institutions or be acquired. If other banks and financial institutions enter receivership or become insolvent in the future in response to market conditions affecting the financial services industry, our ability to access our cash, cash equivalents, and marketable securities may be threatened or compromised, which could materially adversely affect our business, financial condition, results of operations, and prospects.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the New York Stock Exchange. Our management and other personnel devote a substantial amount of time to compliance with these requirements. We expect that the requirements of these laws, rules, and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more complex, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. We cannot predict or estimate the totality of additional costs we incur as a public company or the specific timing of such costs.
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

Item 5. Other Information.
Insider Trading Arrangements

During the quarterly period ended September 30, 2023, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase of sale of our securities as set forth in the table below.

			Type of Trading Arrangement

Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold***	Expiration Date
Howard Fu, Chief Financial Officer and Treasurer	Adoption	August 9, 2023	x		28,084****	August 9, 2024
Graham V. Smith, Director	Adoption	September 7, 2023	x		11,057	September 7, 2024
Benjamin C. Singer, Chief Legal Officer and Corporate Secretary	Adoption	September 8, 2023	x		80,454****	September 9, 2024
Nanci E. Caldwell, Director	Adoption	September 11, 2023	x		29,597	September 11, 2024
Elisa A. Steele, Director	Adoption	September 14, 2023	x		23,417	September 14, 2024

* Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
***Represents the maximum number of shares that may be sold pursuant to the 10b5-1 arrangement. The number of shares actually sold may be lower and will depend on the satisfaction of certain conditions as set forth in the written plan.
**** The actual number of shares that will be sold under this Rule 10b5-1 trading arrangement will be based in part on the number of shares sold to satisfy tax withholding obligations arising from the vesting of certain shares subject to the trading arrangement, which number is not yet determinable.

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

Procore Technologies, Inc.

Date: November 2, 2023	By:	/s/ Craig F. Courtemanche, Jr.
Craig F. Courtemanche, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Howard Fu
Howard Fu
Chief Financial Officer and Treasurer (Principal Financial Officer)