Form 10-K
period 2023-12-31
PROCORE TECHNOLOGIES, INC.
filed 2024-02-26
CIK 1611052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-40396
_____________________________________________________________
Procore Technologies, Inc.
(Exact name of Registrant as specified in its Charter)
_____________________________________________________________

Delaware	73-1636261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6309 Carpinteria Avenue Carpinteria, CA	93013
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (866) 477-6267
_____________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2023, was $5,751.7 million.
The number of shares of Registrant’s Common Stock outstanding as of February 16, 2024 was 144,917,427.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2023 fiscal year ended December 31, 2023.

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
•economic and industry trends, in particular the rate of adoption of construction management software and digitization of the construction industry, inflation, and challenging macroeconomic and geopolitical conditions;
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
•the future trading price of our common stock; and
•our ability to identify, assess, and manage cybersecurity threats and risks.
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
Unless the context requires otherwise, references in this Annual Report on Form 10-K to the “Company,” “Procore,” “we,” “us,” and “our” refer to Procore Technologies, Inc. and its consolidated subsidiaries.

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
•our ability to increase our customer base, expand existing customers' use of our platform, and achieve broader market acceptance of our products, services, and platform will significantly depend on our ability to develop and expand our sales and marketing capabilities, the failure of which could materially adversely affect our business, financial condition, results of operations, and prospects;
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
•we are subject to stringent, changing, and potentially inconsistent laws, regulations, rules, policies, and obligations related to data privacy and security, both domestically and internationally, and our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences, any of which could materially adversely affect our business, financial condition, results of operations, and prospects;
•if our information technology (“IT”) systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences, any of which could materially adversely affect our business, financial condition, results of operations, and prospects;
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
We have established our leading market position by focusing on serving the unique needs of the construction industry. We work directly with stakeholders to develop the products and services they need and to provide high-quality support, available to all users at no additional charge. Our five integrated product categories—Preconstruction, Project Execution, Workforce Management, Financial Management, and Construction Intelligence—automate workflows, provide real-time visibility, offer advanced analytics, and support collaboration across key stages of the construction project lifecycle. Each of our products can be accessed from the office or the jobsite on computers, smartphones, and tablets, enabling users to work wherever the job requires. Our open application programming interfaces (“APIs”) and our application marketplace (“App Marketplace”) allow customers to integrate our products with their internal systems. We offer over 500 integrations, including accounting, document management, and scheduling software, which provide our users with choice and flexibility, and demonstrably increase the stickiness of our platform as we aim to become the construction industry’s system of record. Our customers range from small businesses managing a few million dollars of annual construction volume to global enterprises managing billions of dollars of annual construction volume. Our core customers are owners, general contractors, and specialty contractors operating across the commercial, residential, industrial, and infrastructure segments of the construction industry. Our customers rely on our platform to help run their businesses more efficiently and safely, with enhanced collaboration and accountability among key stakeholders. We generate substantially all of our revenue from subscriptions to access our products. We primarily sell our products on a subscription basis for a fixed fee with pricing generally based on the number and mix of products a customer subscribes to and the fixed aggregate dollar volume of construction work contracted to run on our platform annually, which we refer to as annual construction volume. To help our customers address the variable nature of their construction volume, we offer (a) annual subscription contracts with construction volume over a one-year period; (b) multi-year subscription contracts with construction volume measured over successive one-year periods; and (c) pooled volume contracts with fixed flat annual fees based on construction volume measured over multiple years (typically, two- or three-year periods). As our customers subscribe to additional products or increase the annual construction volume contracted to run on our platform, we generate more revenue. We do not provide refunds for unused construction volume, or charge customers based on consumption or on a per project basis.
Our business model is designed to encourage rapid, widespread adoption of our products by allowing for unlimited users, meaning we do not charge a per-seat or per-user fee. Customers can invite all project participants to engage with our platform as part of a project team. Customers typically invite participants to join our platform, including their employees and collaborators, who are other project participants that engage with our platform but do not pay us for such use. Collaborators have access to relevant project information and product features for the duration of their involvement in a project and are incentivized to become customers, as collaborators do not control what information they get access to, may not be able to access project information after a job is complete, and cannot run their complete portfolio of projects on our platform. Once collaborators have used our platform, they may potentially become customers and evangelize Procore on future projects.

We are highly focused on continuing to acquire new customers and expand existing customers’ use of our platform to support our long-term growth. We intend to efficiently drive new customer acquisitions by continuing to invest across our sales and marketing engine to engage our prospective customers, increase brand awareness, and drive adoption of our products, services, and platform. As of December 31, 2023, 2022, and 2021, the number of customers on our platform was 16,367, 14,488, and 12,193, respectively, reflecting year-over-year growth rates of 13% in 2023 and 19% in 2022. We intend to expand existing customers’ use of our platform by capturing more projects, which increases annual construction volume, selling additional existing products and services, and offering new products and services that address additional customer needs. As a result of our focus on acquiring new customers and expansion of existing customers’ use of our platform, we have also seen an increase in the number of customers that contributed more than $100,000 of annual recurring revenue (“ARR”), which was 2,008, 1,576, and 1,111 as of December 31, 2023, 2022, and 2021, respectively, reflecting year-over-year growth rates of 27% in 2023 and 42% in 2022. Customers that contributed more than $100,000 of ARR represented 60%, 57%, and 52% of total ARR in each of the annual periods ending December 31, 2023, 2022, and 2021, respectively. The number of customers that contributed more than $1,000,000 of ARR was 62, 47, and 30 as of December 31, 2023, 2022, and 2021, respectively, reflecting year-over-year growth rates of 32% in 2023 and 57% in 2022. Customers that contributed more than $1,000,000 of ARR represented 14%, 12%, and 10% of total ARR in each of the annual periods ending December 31, 2023, 2022, and 2021, respectively. All aforementioned customer counts exclude Express Lien, Inc. (d/b/a Levelset) (“Levelset”) and Esticom, Inc. (“Esticom”) customers that do not have standard Procore annual contracts. For a description of how we calculate ARR, see the sub-heading titled “Acquiring New Customers and Retaining and Expanding Existing Customers’ Use of Our Platform,” under the heading “Certain Factors Affecting Our Performance” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our success in building our customer base, expanding usage for existing customers, and helping digitize the industry has allowed us to achieve significant growth. We generated revenue of $514.8 million in 2021, $720.2 million in 2022, and $950.0 million in 2023, representing year-over-year growth of 40% in 2022 and 32% in 2023. We had net losses of $265.2 million in 2021, $286.9 million in 2022, and $189.7 million in 2023.
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
Key stakeholders in the construction ecosystem are:
•Owners. Owners initiate construction projects, secure financing, work with architects, engineers, and consultants on building design, hire general contractors to manage the construction process, and are the ultimate decision-makers throughout a project. Owners include corporations, universities, government entities, and commercial and residential real estate developers. Once a project is completed, owners are responsible for operating, leasing, or selling the structure, or outsourcing such processes to a third party.
•General contractors. General contractors coordinate the construction project and fulfill the demands of owners while simultaneously maintaining oversight and responsibility for specialty contractors and other vendors.
•Specialty contractors. Specialty contractors, commonly referred to as subcontractors, are hired by general contractors for their specialized skills, such as mechanical, electrical, plumbing, roofing, or concrete trades, and perform the vast majority of construction work, including sourcing materials.
•Architects and engineers. Architects and engineers work together to develop building plans and designs, collaborating directly with owners and general contractors. Typically, architects are responsible for designing the aesthetic look and feel of a structure, while engineers focus on safety and functionality, materials, and structural design.
The construction industry has four defining characteristics:
•Construction is a custom business. Construction projects are typically custom and each project has a distinctive combination of dynamic variables, including unique project teams, design, materials, financing, terrain, regulations, and schedules.
•The workforce is mobile and decentralized. Construction happens on the jobsite, not at the office, which increases the importance of mobile access to project data. Construction workers often operate with out-of-date or incomplete project information and struggle to collaborate effectively with other stakeholders, leading to mistakes that may translate to costly rework and extended project timelines. Given mistakes not only impact the progress of the project but also expose workers to safety risks, the need for mobile collaboration solutions and real-time access to instructions, designs, documentation, and reporting is becoming increasingly critical for managing and optimizing a dispersed workforce.
•Stakeholder dynamics are complex. Construction projects require collaboration across a wide range of stakeholders who often have a different set of interests and lack familiarity and trust with one another, yet are all interdependent and ultimately share project risks. All project participants are adversely impacted when a project is delayed, runs over budget, or does not meet quality or safety requirements. For example, a concrete contractor may not be able to pour concrete on a project until the mechanical, electrical, and plumbing (“MEP”) contractors complete their scope of work. If the MEP contractors fail to complete their tasks as scheduled and that delay is not properly communicated to all affected stakeholders, then not only could the project fall behind schedule but the concrete may still arrive at the jobsite as originally scheduled, become unusable, and need to be disposed of, driving up costs and impacting profit margins. In order to avoid related financial losses, stakeholders are often quick to redirect responsibility to other participants on a project and seek to resolve disputes in court.
•Change is constant. Construction project designs, schedules, and budgets are modified frequently. Construction teams typically run into unforeseen issues requiring a workaround, or the owner may decide to make a modification to the project. As a result, the design that teams set out to build rarely matches the finished product. An event as small as a delayed inspection that adjusts worker schedules, or as significant as discovering an unexpected boulder during excavation that requires special equipment to remove, can trigger costly changes to a project’s schedule and require timely communication to teams on the ground to minimize or avoid mistakes.
Our Approach
We believe that we are well-positioned to extend our leading market position, not only through promoting the rapid adoption of our products, services, and platform, but also through our dedicated efforts to invest in and positively impact the future success of the construction community. We believe that our success is driven by the quality of our products, services, and platform and our strong relationships with our customers and the broader construction industry. Our approach is based on two key elements:
•We live and breathe construction. Our products, services, and platform are focused on the construction industry, and we build them for the diverse requirements of industry stakeholders. We have deep domain expertise and an understanding of the construction industry’s complex workflows, incentive structures, and the risks each stakeholder faces on a project. We also partner with the industry beyond providing software. Several of our initiatives, including Jobsite, our industry-focused blog site, Procore Community, our online user community forum, and Groundbreak, our annual construction industry conference, are designed to grow community engagement across our platform. We also offer additional resources to the construction community, including certified continuing education courses, training programs, online content libraries, and free software to universities, schools, trade unions, and nonprofits through our in-house social impact team, Procore.org.
•We put our customers first. We make our products intuitive and easy to use, whether from a computer, smartphone, or tablet, in the field or in the back office, so that everyone can adopt and benefit from the power of our products. A core part of our strategy is our user-centric development culture. We engage with the construction community to understand its needs and work with our customers to develop, iterate, and improve our products and technology. Our customer support team provides live support to all users at no additional cost, as well as numerous online resources, because we believe that if all users are successful, then our customers will be successful.
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
Our platform offers our customers and collaborators online and offline access to critical project information and capabilities that address a range of evolving needs throughout a project’s lifecycle, including bidding, scheduling, building information modeling (“BIM”), labor tracking, financial management, and more. Our platform streamlines communication and facilitates compliance with safety and other regulatory standards, which helps increase productivity and efficiency, reduce rework and costly delays, improve safety and compliance, and enhance collaboration and accountability among key stakeholders.
Product Categories
•Preconstruction. Selecting the right specialty contractors and vendors for a construction project is critical to the successful outcome of the project. The process is often manual, disorganized, time-consuming, and resource-intensive, requiring the collection of extensive documentation and multi-faceted bids that typically include sensitive information. Our Preconstruction products facilitate collaboration between internal and external stakeholders during the planning, budgeting, estimating, bidding, and partner selection phase of a construction project. Our products are designed to help reduce financial and operational risk across key stakeholders before construction begins.
•Project Execution. Construction teams struggle with poor communication between the field and office, time-consuming processes, and getting updated and accurate information to all project stakeholders. Teams often lack the ability to effectively collaborate on workflows, such as structure design, or changes to plans that become necessary in the field. Tracking project progress and ensuring procedures are in line with quality and safety standards is often manual or done using disparate point solutions. These dynamics lead to risky work environments, rework, training gaps, and strained relationships, often resulting in millions of dollars in cost overruns and litigation. Our Project Execution products connect entire construction project teams by ensuring project information is aggregated in a cloud-based platform, available to all project participants, and accurate so that work on the jobsite is completed correctly. Our products and platform enable real-time collaboration, information storage, design, BIM model clash detection, and regulation compliance for teams on the jobsite and in the back office.
•Workforce Management. Construction teams responsible for performing work on the jobsite are often unable to efficiently track labor productivity, which leads to schedule delays, inefficient use of time, margin loss, and rework. Our Workforce Management products help customers address these problems by allowing contractors to better schedule, track, and forecast labor productivity, improve time management, communicate more efficiently with their workforces, and better manage profitability on construction projects. By using our products, customers are also creating detailed productivity records that can be referenced during the bidding process.
•Financial Management. Managing construction financials is often a slow, expensive, and manual data entry process. Construction teams need to be able to monitor budgets on individual projects and across entire portfolios of projects in order to maximize project profitability and plan for the long-term. Teams lack real-time access to accurate financial data that is critical to managing changes that impact budgets or allow for efficient invoicing. Our Financial Management products provide customers with visibility into the financial health of their individual construction projects and portfolios, and facilitate untethered access to financial data, linking the field and the office in real-time. Our products improve cost management, invoice collection and review, payments, lien rights management, and budget forecasting and tracking. Our platform also supports integrations with a majority of the industry’s preferred accounting systems.
•Construction Intelligence. Construction Intelligence is a set of holistic products that offers advanced analytics and business intelligence capabilities, allowing customers to capture, manage, and learn from data for streamlined and robust project and portfolio reporting, analytics, and artificial intelligence (“AI”)-guided workflows, as well as to monitor projects and drive more informed decision-making for their business needs. With Construction Intelligence, information and data collected during the course of construction using our products becomes a catalyst for creating a culture of data-driven analysis and decision-making at each level of a customer’s organization. Our Construction Intelligence products provide access to 13 pre-built reports and over 160 pre-built report pages and the ability to build custom visualizations leveraging their enterprise data in Microsoft Power BI. Cross-tool reporting, configurable dashboards, and advanced data visualization all help turn project data into business insights.
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
Procore Shared Technology Services
Our platform includes a number of shared services that underlie our products and enable us to launch new products and extend the capabilities of our existing products. The user directory, reporting, tasks, search, and other components of our platform are examples of the underlying shared services that our customers can use across our products. In order to create a centralized hub for construction project information, we have developed an open and extensible platform that connects our customers’ business applications, people, devices, and data. We have also developed highly configurable forms, data fields, and workflows, enabling our customers to centralize their data on our platform. Our platform services are designed around four defining attributes that increase the breadth and depth of our offering, improve usability, and enable a unified experience. These include:
•UI Customization. Our platform is designed to be flexible and adaptable, providing native mobile and desktop user interfaces (“UI”) to both our internal and third-party developers. This means developers can accelerate design and development efforts by accessing our core UI components and design guidelines, helping to ensure a consistent user experience. We also offer third-party developers the ability to create embedded applications, which we call Embedded Apps, a feature that allows developers to insert their apps directly into our UI. This creates an experience that reduces user friction and context switching between different applications, while providing our familiar UI to users when introducing new integrations.
•Customizable Business Logic. Our products are designed to work the way our users work. Customers can create designated workflows to match the approval sequence and processes that are appropriate for their businesses. Our platform offers configurable fields and forms, improving the degree of precision with which customers can track data and secure documentation. Additionally, our platform offers comprehensive user permission functionality. These permissions define who has access to certain project and company-level information. By default, we provide customers with several role-based permission templates, and these permissions are configurable down to the tool access level by user.
•APIs. Our platform features developer-friendly open APIs and tools that are designed to empower our customers and third-party developers to build their own integrations or customized applications, thereby expanding the functionality of our products.
•Data. As data is generated on our platform, it is securely stored in centralized databases. Our platform enables our customers to search across their data, empowering real-time analytics and customizable reporting. Users have access to insights that can be derived from data generated by their account usage across our platform. Additionally, our platform allows us to collect aggregated, anonymized data that we can use to develop new products, services, and features, as well as better support our customers as they navigate challenging industry and market conditions. We are also developing risk modeling to price risk in offerings such as our insurance brokerage and utilize predictive data to tailor those offerings to fit our customers’ needs. We have also begun leveraging data to build AI and machine learning functionality into our platform in order to provide customers with ways to automate repetitive tasks, uncover hidden information, and glean actionable insights to drive better outcomes on projects, in addition to other next-generation features. For example, we are developing an AI-powered assistant called Procore Copilot with the intent to provide contextual help and predictive experience layers across the platform.
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
As we grow, we believe that the value of our business will increase across three key dimensions:
•Network. Our business model is designed to encourage rapid, widespread adoption by allowing for unlimited users, meaning that we do not charge a per-seat or per-user fee. Customers can invite all project participants to engage with our platform as part of a project team, including customers’ employees and collaborators, who are other project participants who engage with our platform but do not pay us for such use. Thereafter, collaborators have an incentive to become customers so that they can manage their complete portfolio of projects on our platform, use our products to improve their business processes, and maintain ownership of project data.
•Products. We believe our expertise in construction and close relationship with our customers and collaborators enable us to deliver easy-to-use and feature-rich products, specifically tailored to solve the problems of the industry’s key stakeholders and help them manage their businesses more effectively. Our products are offered à la carte and are integrated into our cloud-based platform.
•Data. Our platform captures extensive data across stakeholders and each stage of a project, which enables us to create a system of record for all stakeholders and to analyze project and industry trends. Our platform captures data encompassing bidding, safety, cost, quality, scheduling, materials, supplier information, and other types of data. We believe our unique access to data through our platform will allow our team to assess construction risk faster and more accurately than traditional methods, and our goal is to use such data to scale and automate our product offerings.
Our Growth Strategy
We intend to leverage our existing products and industry presence to establish our products, services, and platform as the industry standard in construction, both domestically and internationally. The key elements of our strategy to accomplish these objectives are as follows:
•Maintain and advance our technology leadership. We believe that the investments we have made in research and development to build our technology have been core differentiators of our products and platform. We plan to continue to invest in technology innovation and product development, and we believe that our customers will benefit from new features and products on our centralized platform.
•Acquire new customers. We believe the market for construction technology and collaboration tools is in its early phases of adoption. We plan to continue to expand our sales and marketing efforts to drive awareness of our products and services and grow our customer base, focusing on owners, general contractors, and specialty contractors. The portion of our current user base made up of collaborators invited to participate in our customers’ projects represents a significant opportunity to increase our revenue. These users are incentivized to become customers in order to gain visibility and control across their projects with actionable insights from a single system. In the future, we have the potential to monetize additional adjacent stakeholders, including a broad set of industry participants who are potential customers of our existing products and services and those whom we plan to address with targeted new products and services over time. Such new products and services may allow us to attract new customers as well as expand existing customer relationships.
•Increase and diversify spend within our customer base. We plan to drive additional spend from existing customers by capturing more projects, selling them additional existing products and services, and offering new products and services that address additional customer needs.
•Expand internationally. We believe there is a global need for construction management software and that the global market is currently underpenetrated, representing a significant opportunity. We plan to hire sales and customer experience teams and expand our presence in certain countries where we already operate.
•Extend our industry connectivity and our position as a trusted brand. We believe there are powerful network effects to our business, and to capitalize on these effects we intend to focus on driving higher engagement with customers, collaborators, and the broader construction community. We will continue to invest in expanding our ecosystem, developing new partnerships, and supporting more integrations. In addition, we plan to continue to invest in growing our brand and expanding on our key community and user initiatives.
•Pursue targeted acquisitions. We have made, and may in the future make, select acquisitions to add innovative features and functionality to our platform, accelerate our end-to-end cloud-based platform strategy, and bring talent to our team. Our App Marketplace provides us with visibility into our customers’ interactions with many third-party integrations. For example, in 2021, we acquired Levelset, a lien rights management solution, and LaborChart, Inc. (“LaborChart”), a labor management solution, both of which were existing App Marketplace partners. We also acquired Unearth Technologies, Inc. (“Unearth”), an existing App Marketplace partner, in 2023. Our existing integrations with App Marketplace partners like these streamline the integration of their solutions into our platform post-acquisition and allows us to quickly deliver a seamless customer experience across financial and project management workstreams.
Our Products
Our platform features five integrated product categories, allowing data and workflows to transparently cross the phases of a construction project. Our customers typically purchase subscriptions to access our products on a product-by-product basis.
Preconstruction
•Estimating. Procore Estimating offers quantity takeoff and estimating capabilities that streamline the takeoff, estimating, and bidding process, allowing customers to bid and win more projects in less time. Customers can quickly perform a digital quantity takeoff to determine materials, labor, and equipment required to complete a construction project based on relevant documents such as plans and specifications, add the associated costs, and markup and create a customer-facing proposal that can be approved and tracked all within a single application, reducing overhead and improving profitability.
•Bid Management. Procore Bid Management organizes the complex bidding process, from bid package creation to bid award, allowing customers to track and assess the significant volume of bids that are typically submitted to work on a given construction project. Bid Management also provides vendors with a single location to access bid package details, files, and communications to simplify the bid submission process.

•Prequalification. Procore Prequalification streamlines the process of selecting specialty contractors and vendors for construction projects. Customers can send out requests for documentation to potential partners, which are then collected, standardized, and aggregated within the Prequalification product. From there, customers can evaluate which partners have the capability, capacity, and resources to be hired for their project.
Project Execution
•Project Management. Procore Project Management provides every team member on a construction project with real-time access to the information they need via a single, accurate, up-to-date source. Project Management centralizes and facilitates collaboration on schedules, specifications, submittals, drawings, requests for information (“RFIs”), and outstanding tasks. Users have the ability to log critical information, track project progress, and escalate issues for approvals from the correct team members. Project Management is designed to increase transparency and accountability across the entire project team, reducing litigation risk and the shifting of responsibilities.
•Quality & Safety. Procore Quality & Safety allows field teams to continuously record, monitor, evaluate, and improve procedures in order to maximize compliance with safety regulations and quality specifications. Additionally, the product helps users identify, understand, and proactively resolve the causes of issues and risky behaviors before they result in an injury or accident.
•Design Coordination and BIM. Procore Design Coordination helps users identify and resolve design and constructability issues prior to construction, thereby minimizing the cost of RFIs, change orders, and rework. Our product allows users to coordinate documents and 3-D models, bringing stakeholders together in a collaborative tool to validate a project design and achieve predictable results in the field. Procore BIM enables all users in the field to view and collaborate on 3-D models, which allow project teams to more efficiently plan and construct their projects. Field workers can access project models in real-time, with an easy-to-use navigation interface that ties 3-D models to drawings. The product improves decision-making and reduces rework by ensuring that work is coordinated and installed correctly the first time.
Workforce Management
•Field Productivity. Procore Field Productivity enables contractors to manage their labor with real-time data for payroll, document out-of-scope work, as well as communicate, certify, forecast, and track productivity. This data deeply integrates into Procore Project Financials, powering critical labor cost analysis and change management workflows that maximize job profitability. In using Field Productivity, customers create a detailed record of historical productivity rates that allows them to more accurately bid and estimate future projects.
•Workforce Planning. Procore Workforce Planning is a construction workforce management solution that provides real-time insight into a workforce’s availability and skillset with a centralized scheduling and communication hub. Workforce Planning is used by general and specialty contractors for construction rosters of varying sizes. Customers can utilize Workforce Planning for people and data management, planning and scheduling, workforce analytics, labor forecasting, and field-to-office communication.
Financial Management
•Project Financials. Procore Project Financials is a robust solution for managing the financial health of a construction project. Customers can track, forecast, and manage project costs, budgets, and change orders with reliable data drawn from the field. These real-time insights help customers facilitate more accurate communication, generate faster approvals, and reduce financial risk.
•Invoice Management. Procore Invoice Management expedites the invoice creation, collection, review, and approval process across stakeholders. Our products allow customers to automate the creation of invoices while helping to ensure accuracy and reduce delays in payment. By streamlining the payment process, Invoice Management helps to reduce schedule delays arising from disruptions in cash flow.
•Accounting Integrations. Procore Accounting Integrations integrates with our customers’ accounting systems to minimize manual data entry and reduce errors created through double entry. Accounting integrations sync project information between the field and office so that users can make informed decisions using up-to-date project and cost data.
•Lien Rights Management. In connection with our acquisition of Levelset, we acquired a lien rights management product that is designed to efficiently manage our customers’ lien rights on construction projects and simplify complex compliance workflows and payment processes. Users can exchange and collaborate around payment documents such as lien waivers, payment applications, and preliminary notices, enabling contractors, suppliers, and other industry stakeholders to have better visibility, more streamlined documentation, and faster payments.
•Procore Pay. Procore Pay is a payment solution that handles all aspects of the payment process between general contractors and subcontractors. It combines functionality from Invoice Management and Lien Rights Management with money movement to streamline the payment process. Procore Pay provides users with a single system to engage in payment-related activities, provides visibility and transparency for tracking payment requirements, and automates the exchange of lien waivers.
Construction Intelligence
•Procore Analytics. Our Procore Analytics product gives customers the ability to generate deep insights across data aggregated from across all projects, various products, and integrated accounting software. Customers can track trends and conduct analysis using pre-built reports, all of which are customizable to suit individual customer needs.
Sales and Marketing
We primarily sell subscriptions to access our products through our direct sales team, which is specialized by stakeholder region, size, and type, and is serviced regionally by offices in the U.S., Canada, Australia, England, the United Arab Emirates (“UAE”), France, and Ireland, and by our focused sales and marketing efforts in Germany, where we do not maintain an office location. As a result of our international efforts, we support multiple languages and currencies. We combine an inside sales model with a field sales team targeting large accounts. Our install base team focuses on renewals and account expansion. Our construction volume-based pricing model and number of product offerings create multiple opportunities for expansion.
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
We believe our competitors primarily exist across the following four categories:
•aggregated construction management tools, including products offered by Oracle, Autodesk, and Trimble. Some of these companies’ products integrate with our platform and are available in our App Marketplace.
•accounting software vendors, including providers that offer accounting software and supplement their solutions with project management tools and other offerings, which are often bundled with their accounting solutions as lower-value add-ons.
•point solution vendors in various categories, including analytics, bidding, BIM, compliance, and scheduling, among others. Many of the point solutions these vendors provide integrate with our platform and are available in our App Marketplace.
•in-house specialized tools or processes built by or for existing or prospective customers.
Our People and Our Values
Our people are our most vital asset in building and growing our business. We are proud to have been named among Glassdoor’s Best Places to Work in multiple years. Based on employee reviews, this award is a significant vote of confidence by our employees and reflects their belief in our mission and vision, the strength of our company culture, and our commitment to putting people first. We are also proud to have been able to maintain our culture, which is based on three core values:
•Openness. We define openness as “a willingness to engage and express, as well as to consider, new information and ideas.” We ask our employees to be honest without ego, meaning that employees can share critical opinions without fear of retribution and admit when they don’t know something. We include different voices and points of view. We believe that diversity of thought makes us stronger and more innovative.
•Ownership. We define ownership as “a sense of having a personal stake in a project’s or team’s success and the feeling of empowerment and responsibility that goes with it.” We ask our employees to take initiative and move forward, and in so doing, to vigorously advocate for our vision, volunteer for work that challenges and inspires them, and solicit feedback from leaders and colleagues. We also believe in providing equity incentives to our employees to foster an ownership mentality among them and align their interests with those of our stockholders.
•Optimism. We define optimism as “the ability to envision and pursue favorable outcomes, even in the face of challenges, and to believe in the capabilities and goodwill of oneself and others.” We ask our employees to build toward the possible, which means that they assume positive intent in others, let themselves have a bad day, and pursue the rewards of hard work. We believe in embracing a growth mindset for continuous learning.
We believe that these three core values are foundational in building a high-performing, healthy company that scales. We also believe that having an open and inclusive work culture is integral to our ability to attract and retain exceptionally talented and motivated employees.
Our goal is to evolve a culture where diversity, equity, inclusion, and belonging (“DEIB”) are embedded in our business. We strive to build a globally inclusive workplace to support growth and innovation with our entire workforce while advancing the construction industry through advocacy, education, and technology. Our DEIB initiatives are centered around three strategic pillars: inclusive workplace (building an inclusive culture that promotes ideas from all employees), global workforce (cultivating a global workforce at all levels that reflects our world), and community (engaging and co-creating an inclusive path forward for our industry).

We invest in our employees and provide a broad range of benefits and perks to help them grow and thrive. Our compensation and benefits programs are competitively designed to recruit, reward, and retain talented individuals to drive our business forward. Compensation may include base salary and annual bonus, commission, and equity awards. Benefits include medical and dental coverage, mental health, time-off benefits (including an annual wellness week), life and disability insurance, retirement plans, and an employee stock purchase plan; the benefits in each country vary based on local regulations and norms. We evaluate our compensation and benefits programs on a regular basis, adjusting as needed.
As of December 31, 2023, we had 3,694 full-time employees, with 3,119 based in the U.S. and 575 based in our international locations.
Our Commitment to the Construction Industry and Our Communities
We have taken steps to promote a more diverse and inclusive construction industry. Through our long-standing Women in Construction initiative, we advocate for improved gender equality. As part of this effort, we host webinars, curate a virtual community group, and attend events across the country to connect advocates for the increased presence of women in construction.
Through our in-house social impact team, Procore.org, we support the advancement of the construction industry by providing an array of resources, including certified continuing education courses, training programs, online content libraries, and in-kind donations of software and training to universities, K-12 school programs, training centers, trade associations, disadvantaged business enterprises, and nonprofits. Giving back to our communities is an essential element of our DNA, and we support employee volunteering by providing each employee with Volunteer Time Off annually. We also have a volunteer platform that gives employees easy access to a wide range of volunteer and giving opportunities.
Our Intellectual Property
We rely on trademarks, patents, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements, and employee invention assignment agreements to establish and protect our proprietary rights. As of December 31, 2023, we had 56 issued patents in the U.S. and 73 pending patent applications in the U.S. Additionally, we had 18 pending patent applications in foreign countries, as well as 10 pending international patent applications that preserve our right to file additional foreign patent applications in the future, as of such date. Our issued patents in the U.S. will expire between 2034 and 2042. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have trademark rights in our name, our logo, and other brand indicia, and have trademark registrations for select marks in the U.S. and many other jurisdictions around the world. We also have registered domain names for websites that we use in our business.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. For additional information, see the section titled “Risk Factors—Risks Related to Our Intellectual Property—Our failure to protect our intellectual property rights and proprietary information could diminish our brand and other intangible assets and otherwise materially adversely affect our business, financial condition, results of operations, and prospects.”

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
We make available, free of charge through the investor relations section of our website (investors.procore.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Exchange Act, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).
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
We have experienced rapid growth in recent periods. Our revenue was $514.8 million in 2021, $720.2 million in 2022, and $950.0 million in 2023. Our results of operations may fluctuate significantly, which could make our future results difficult to predict and could cause our results of operations to fall below expectations. You should not rely on the revenue growth of any prior period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Our overall revenue growth and results of operations depend on a number of factors, including many that are out of our control. These factors include our ability to do the following: attract new customers and expand sales of subscriptions to our existing customers; increase sales to owners and specialty contractors, as well as monetize additional new stakeholders; develop new products and services, further improve our existing products, services, and platform, and expand our App Marketplace with additional integrations; provide our customers and collaborators with support that meets their needs; invest financial and operational resources to support future growth in our customer, collaborator, and third-party relationships; expand our operations domestically and internationally; and retain and motivate existing personnel, and attract, integrate, and retain new personnel, particularly to our sales and marketing and engineering and product development teams.
Our future growth also depends on changes in our customers’ IT budgets, the timing and success of new products and services introduced by us or our competitors, the pace of development of the construction management software industry, regulatory and macroeconomic conditions, and economic conditions and business practices within the construction industry, including construction spending in the public and private sectors. If we are not able to maintain revenue growth or accurately forecast future growth, our business, financial condition, results of operations, and prospects could be materially adversely affected.
We have a history of losses and may not be able to achieve or sustain profitability in the future.
We have a history of losses, and we may not achieve or maintain profitability in the future. We incurred net losses of $265.2 million in 2021, $286.9 million in 2022, and $189.7 million in 2023. As of December 31, 2023, we had an accumulated deficit of $1.1 billion. We are not certain whether or when we will be able to achieve or sustain profitability in the future. We also expect our expenses to increase in future periods as we continue to invest in growth, which could negatively affect our future results of operations if our revenue does not correspondingly increase. In particular, we intend to continue to expend substantial financial and other resources on the following: expanding our sales and marketing and customer success teams to drive new subscriptions, increase the use of our products, services, and platform by existing customers, and support our international growth; developing our technology infrastructure, including systems architecture, scalability, availability, performance, and data security and privacy; and investing in our engineering and product development teams and developing new products, services, and platform functionality.
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
Demand for construction management software in general, and for our products in particular, is affected by a number of factors, some of which are beyond our control. Some of these factors include: general awareness of construction management software; availability, functionality, and pricing of products and services that compete with ours; ease of adoption and use; the reliability, performance, or perceived performance of our products and platform, including interruptions to the use of our products and platform; and the development and awareness of our brand. Even though we use internal data to assess the likelihood of success of introducing new products or changes to existing products, we may incorrectly calculate such risks or assume undue risks with respect to such offerings. Competitors may also develop and introduce new products or entirely new technologies to replace our existing products, which could make our platform obsolete or adversely affect our business. If our investments in engineering and product development do not accurately anticipate user demand or if we fail to develop our products, features, or capabilities in a manner that satisfies customer needs in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our products, which could materially adversely affect our business, financial condition, results of operations, and prospects.
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
We believe that our brand identity and awareness is critical to our sales and marketing efforts. We also believe that maintaining and enhancing our brand is critical to retaining and expanding our customer base and, in particular, conveying to customers and collaborators that our platform offers capabilities that address the needs of the construction ecosystem throughout the project lifecycle. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. If we experience difficulties with software development that negatively impact new or existing offerings, we may experience negative publicity or lose market acceptance. Any unfavorable publicity or negative perception of our products, services, or platform or the providers of construction management software generally, could adversely affect our reputation and our ability to attract and retain customers. If we fail to promote and maintain our brand, or if we incur increased expenses in this effort, our business, financial condition, results of operations, and prospects could be materially adversely affected.
Our ability to increase our customer base, expand existing customers' use of our platform, and achieve broader market acceptance of our products, services, and platform will significantly depend on our ability to develop and expand our sales and marketing capabilities, the failure of which could materially adversely affect our business, financial condition, results of operations, and prospects.
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
We had customers running projects in over 150 countries as of December 31, 2023, and 14% of our revenue in 2023 was generated from customers outside the U.S. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our products, services, and platform in additional languages. Any new markets or countries into which we attempt to sell subscriptions to access our products may not be receptive to our efforts. For example, we may not be able to expand further our operations in some markets if we are not able to adapt our products, services, and platform to fit the needs of prospective customers in those markets or if we are unable to satisfy certain government- and industry-specific laws or regulations. In addition, our international operations and expansion efforts require considerable management attention and the investment of significant resources, while subjecting us to new risks and increasing certain risks that we already face, including risks associated with:
•providing our products, services, and platform in different languages and customizing them to support local requirements;
•compliance by us and our partners with applicable international laws and regulations, including laws and regulations with respect to anti-corruption, competition, import and export controls, tariffs, trade barriers, economic sanctions, employment, construction, privacy, data protection, consumer protection, and unsolicited email, and the risk of penalties and fines against us and individual members of management or employees if our practices are deemed to be out of compliance;
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
•political and economic instability, including as a result of the Russia-Ukraine war;
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
With the introduction of new products, services, and technologies by competitors and the emergence of new market entrants in the construction management software industry, we expect competition to intensify. Many of our competitors have competitive advantages over us, such as better name recognition, longer operating histories, larger marketing budgets, existing or more established relationships, greater third-party integrations, access to larger customer bases, greater financial, technical, pricing, and marketing strategies, and other resources. Some of our competitors may make acquisitions or enter into strategic relationships with third parties to offer a broader range of products and services than we do; others may use sales and marketing strategies that enable them to acquire customers at a lower cost than we can. These combinations may make it more difficult for us to effectively compete. Additionally, as we introduce new products and services in the market, we may face new or different competitors who may similarly have competitive advantages over us. Such competitive pressures may erode our market share and may hinder or slow our expansion into new markets. We expect these competitive dynamics to continue as competitors attempt to strengthen or maintain their market positions.
Many factors affect our pricing strategies. For example, the quality of our products and services allows us to sell them at a premium as compared to some of our competitors. Certain competitors offer, or may in the future offer, lower-priced or free products or services that compete with our products or may bundle and offer a broader range of products or services. We may not be able to compete at such lower price points or with such product configurations. There can be no assurance that we will not be forced to engage in price-cutting initiatives or other discounts, or to increase our marketing and other expenses, in order to attract and retain customers in response to competitive pressures, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.
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
One of the most important features of our platform is its broad interoperability with a range of devices, web browsers, operating systems, and integrations. Accessibility across this range is oftentimes out of our control, including as a result of reliance on third-party service providers or applications. Integrations and products are constantly evolving, and we may not be able to modify our platform to assure its compatibility with such developments. In addition, some of our competitors may be able to disrupt the compatibility of our platform with their integrations, which some of our customers may rely upon. In other instances, the operability of our platform features relies on third-party service providers or partners that may be unable to accommodate our evolving service needs, choose to terminate or decline to renew agreements with us, or demand more favorable terms, among other things, any of which may cause service changes, interruptions, or delays for our customers. If our platform has operability or interoperability challenges with any of our integrations, customers may not adopt our platform, and our App Marketplace may not be useful to customers, which could materially adversely affect our business, financial condition, results of operations, and prospects.
Additionally, our products, services, and platform are inherently complex and may contain material defects or errors, particularly when new products or features are released. We have in the past found defects or errors in our products, services, and platform, and we may detect new defects or errors in the future. Any real or perceived failures or vulnerabilities in our products, services, or platform could result in negative publicity or lead to data security, access, retention, or performance issues. In addition, the costs incurred in correcting such defects or errors may be substantial. Any of these risks could materially adversely affect our business, financial condition, results of operations, and prospects.
We rely on third-party data centers, such as Amazon Web Services (“AWS”), to host and operate our platform, and any disruption of or interference with these resources may negatively affect our ability to maintain the performance and reliability of our platform, which could cause our business to suffer.
Our customers depend on the continuous availability of our platform, which relies in large part on third-party data centers. We currently host our platform and serve our customers primarily using AWS. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our control, including: the performance and availability of AWS and other third-party providers of cloud infrastructure services with the necessary speed, data capacity, and security for providing reliable services; decisions by AWS and other owners and operators of the data centers where our cloud infrastructure is deployed to terminate our subscriptions, discontinue services to us, shut down operations or facilities, increase prices, change service levels, limit bandwidth, declare bankruptcy, or prioritize the traffic of other parties; and cyberattacks, including denial of service attacks, targeted at us, our data centers, or the infrastructure of the internet.
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

Our U.S. employees, including our executive officers, work for us on an “at-will” basis, which means they may terminate their employment with us at any time. If Mr. Courtemanche or one or more of our key personnel or members of our management team resigns or otherwise ceases to provide us with their services, our business, financial condition, results of operations, and prospects could be materially adversely affected.
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
We believe that our corporate culture fosters innovation, teamwork, passion, and focus on execution and has contributed to our success. As we grow, we may find it difficult to maintain our corporate culture. In addition, many of our employees work remotely and there is no guarantee that we will be able to maintain our corporate culture when much of our team is dispersed. Any failure to preserve our culture could harm our future success, including our ability to recruit and retain qualified personnel, innovate and operate effectively, and execute on our business strategies. In addition, from time to time, we carry out reductions in our workforce to ensure that our resources are aligned to our business strategy. If we experience any of these risks, our ability to attract new customers and retain existing customers and expand their use of our platform could be impaired, which could materially adversely affect our business, financial condition, results of operations, and prospects.
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
In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, in the past few years, numerous U.S. states, including California, have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information. As applicable, such rights may include the right to access, correct, or delete certain personal information, and to opt out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. These state laws also allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, the “CCPA”) applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Additionally, several states and localities have enacted measures related to the use of AI and machine learning in products and services. Moreover, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our data processing practices are subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands. Additional data privacy and security laws have also been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.
As we expand globally, our obligations related to data protection may increase. Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s (“EU”) General Data Protection Regulation (the “EU’s GDPR”) and the United Kingdom’s (“U.K.”) General Data Protection Regulation (the “U.K.’s GDPR”) impose strict requirements for processing personal data. Under the EU’s GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater, for certain violations. Similarly, under the U.K.’s GDPR, government regulators may impose fines of up to 17.5 million pounds sterling or 4% of annual global turnover, whichever is greater, for certain violations. The application of the EU’s GDPR alongside the U.K.’s GDPR exposes us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. The relationship between the U.K. and the EU in relation to certain aspects of data protection law remains in flux. This may require investing in additional resources and more technology. In addition, individuals and consumer protection agencies (which are authorized by law to represent individuals’ interests) may initiate litigation related to the processing of individuals’ personal data. There are also stringent local data protection requirements in Germany and cloud-server initiatives in France which may impact our operations in these countries. In Europe, regulators have reached political agreement on the text of the Artificial Intelligence Act, which, when adopted and in force, will have a direct effect across all EU jurisdictions and could impose onerous obligations related to the use of AI-related systems. The act may also influence the approach taken to AI in other jurisdictions, including the U.S. and the U.K. We may have to change our business practices to comply with such obligations. Furthermore, as our business continues to expand and evolve, the EU’s GDPR, the U.K.’s GDPR, and similar data protection regulations may apply additional obligations on us to further secure personal data, provide further rights to data subjects, and require additional reporting to regulators.
In Canada, the Personal Information Protection and Electronic Documents Act and various related provincial laws, as well as Canada’s Anti-Spam Legislation, applies to our operations, as does Australia’s Privacy Act 1988. We also have operations in Singapore and the UAE, which means that we may be subject to Singapore’s Personal Data Protection Act and the UAE’s Federal Data Protection Law No. 45 of 2021, respectively. In addition, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018) (the “LGPD”) may apply to our operations. The LGPD broadly regulates processing personal data of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the EU’s GDPR. Additionally, India’s new privacy legislation, the Digital Personal Data Protection Act, may also apply to our operations.
Further, in certain limited applications or situations, we use generative AI in our products and services. In addition, our employees and personnel use generative AI technologies to perform their work. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing AI, including the EU’s AI Act, and we expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision-making, which may be incompatible with our use of AI and may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI, or prevent our use of AI. For example, the Federal Trade Commission has required other companies to turn over or disgorge valuable insights or trainings generated through the use of AI where they allege the company has violated privacy and consumer protection laws. Our use of this technology could also result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits.

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
We are bound by contractual obligations and laws related to data privacy and security, and our efforts to comply with such obligations and laws may not be successful. For example, certain privacy laws, such as the EU’s GDPR, the U.K.’s GDPR, and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We also publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications, standards, or self-regulatory principles, regarding data privacy and security. If any of these policies, materials, or statements are found by our customers or regulators to be overly broad, deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
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
Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail, or be perceived to have failed, to do so. Moreover, despite our efforts, our personnel or third parties upon which we rely, such as vendors or developers, may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse consequences for us, including our inability to, or interruption in our ability to, operate our business and proceedings against us by governmental entities or others.
If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences, including, but not limited to, government enforcement actions (e.g., investigations, audits, inspections, fines, and penalties), litigation (including class-related claims), additional reporting requirements and oversight, restrictions or bans on processing personal data, orders to destroy or not use personal data, the imprisonment of company officials, the inability to operate in certain jurisdictions, limited ability to develop or commercialize our products and services, loss of revenue or profits, loss of customers or sales (including a decline in customer subscription renewals), interruptions or stoppages in or modifications to our operations, negative publicity (including public statements against us by consumer advocacy groups or others), and reputational harm, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.
If our IT systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.
In the ordinary course of business, we process substantial amounts of sensitive information.
Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of such sensitive information and IT systems, and those of the third parties on which we rely. Cloud-based platform providers of products and services have been targeted by such activities and are expected to continue to be targeted. The threats posed by such activities are prevalent and continue to grow, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks including, without limitation, nation-states and nation-state-supported actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers are subject to a variety of evolving threats, including, but not limited to, social-engineering attacks (including through deep fakes, which may be increasingly difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, break-ins, ransomware attacks, supply chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other IT assets, adware, telecommunications failures, and other similar threats. Our products and services may also be subject to fraudulent usage and schemes, including from third parties accessing customer accounts or viewing data from our platform.
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
Remote work has become more common and has increased risks to our IT systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations.
We rely upon third-party developers, service providers, and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. We may also rely on third-party developers, service providers, and technologies to provide other products or services to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may also share or receive sensitive information with or from third parties. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages or we may be unable to recover such award. In addition, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our IT systems (including our products, services, and platform) or the third-party IT systems that support us and our services.
While we have implemented security measures designed to help protect against security incidents, there can be no assurance that these measures will be effective. Although we take certain steps to detect, mitigate, and remediate various vulnerabilities in our IT systems (such as our hardware and/or software, including that of third parties upon which we rely, and those used to operate our products), doing so takes significant time and resources and we may not be able to detect and have not been able to remediate all vulnerabilities in our IT systems (including those that operate our products and those that are used to provide our services). For several reasons, including the introduction of new vulnerabilities, resource constraints, competing business demands, dependence on third parties, and technological challenges, a large number of high and critical unremediated vulnerabilities exist in our IT systems and will exist until our remediation efforts are completed. We have taken, and are taking, steps designed to mitigate these vulnerabilities in a prioritized manner based on our assessment of the risk posed by such vulnerabilities. Despite our efforts, there can be no assurance that these vulnerability mitigation measures will be effective. Moreover, we may also experience delays in developing and deploying remedial measures and patches designed to address any identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to sensitive information. A security incident or other interruption could disrupt our ability, and that of third parties upon which we rely, to provide our products and services. Our current security measures may be insufficient to prevent or deter such incidents or interruptions. We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain security measures or industry-standard or reasonable security measures to protect our IT systems and sensitive information.
In addition, business transactions, such as acquisitions or integrations, have exposed us to these same or additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our IT environment and security program.
Applicable data privacy and security obligations, including data breach laws and contractual obligations to various customers, may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosures, or the failure to comply with such requirements, could lead to adverse consequences.
If we or third parties upon which we rely experience a security incident or are perceived to have experienced a security incident, we could experience significant consequences, including, but not limited to, government enforcement actions (e.g., investigations, audits, inspections, fines, and penalties), litigation (including class-related claims), additional reporting requirements and oversight, restrictions or bans on processing sensitive information (including personal data and sensitive third-party and customer data), loss of revenue or profits, loss of customers or sales, interruptions or stoppages in or modifications to our operations (including availability of data), indemnification obligations, negative publicity, and reputational harm. Security incidents and attendant consequences may also cause customers to stop using our products, services, and platform (including by declining to renew their subscriptions), deter new customers from using our products, services, and platform, and negatively impact our ability to grow and operate our business. In addition, security incidents experienced by others, such as our competitors or customers, may lead to widespread negative publicity for us, our customers, or the construction software industry generally.

Our contracts may not contain indemnification, limitations of liability, or other protective provisions. Even where they do, there can be no assurance that indemnification clauses, limitations of liability, or other protective provisions in our contracts are applicable, enforceable, or sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our general liability insurance coverage and coverage for cyber liability or errors or omissions will be adequate or sufficient to protect us from, or to mitigate liabilities arising out of, our data privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could materially adversely affect our business, financial condition, results of operations, and prospects.
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage. Furthermore, sensitive information of our company or our customers could be leaked, disclosed, or revealed as a result of, or in connection with, our employees’, personnel’s, or vendors’ use of generative AI technologies.
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
We are subject to a number of laws and regulations that apply generally to businesses, including laws and regulations governing the internet and the marketing, sale, and delivery of goods and services over the internet. These laws and regulations, which continue to evolve, cover, among other things, taxation, tariffs, data protection and privacy, data security, data governance, pricing, content, copyrights, distribution, mobile and other communications, advertising practices, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protection, consumer financial protection, payment regulation, payment processing and settlement services, domestic and cross-border money transmission, foreign currency exchange, anti-money laundering, fraud detection, economic and trade sanctions, the design and operation of websites, and the characteristics and quality of products that are offered online. We cannot guarantee that we have been or will in the future be fully compliant with such laws and regulations in every jurisdiction, as it is not entirely clear in every jurisdiction how existing laws and regulations governing such areas apply or will be enforced. Moreover, as the regulatory landscape continues to evolve, increasing regulation and enforcement efforts by federal, state, and foreign authorities, and the prospects for private litigation claims, become more likely. In addition, the adoption of new laws or regulations, or the imposition of other legal requirements, that adversely affect our ability to market or sell our products and services could harm our ability to offer, or customer demand for, our products and services, which could impact our revenue, impair our ability to expand our product and service offerings, and make us more vulnerable to competition. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also require us to change our business practices and raise compliance costs or other costs of doing business. For example, the Federal Communications Commission (the “FCC”) has proposed to re-adopt “network neutrality” rules in the U.S. If the FCC adopts those rules, it could affect the services we and our customers use by restricting the offerings made by internet service providers or reducing their incentives to invest in their networks. After a federal court judge denied a request for an injunction against California’s state-specific network neutrality law, California began enforcing that law on March 25, 2021. Other states could begin to enforce existing laws or adopt new network neutrality requirements. For example, a temporary injunction preventing implementation of a similar law in Vermont expired on April 20, 2022, although the challenge to that law remains pending and has been suspended until an appeal in another case addressing state powers to adopt internet regulation is resolved.

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
In certain instances, we rely on third-party service providers or partners to facilitate certain features of our platform or products that are subject to laws and regulations that may be complex, wide-ranging, and evolving, and whose compliance practices and licensure we are unable to control. If such third parties or partners are unable to effectively manage their compliance and licensure obligations in connection with the services they provide to us, or choose not to renew agreements with us because of the costs or burden of compliance with such obligations or for any other reason, our users may experience service changes, interruptions, or delays. Furthermore, we may be unable to find new service providers or partners, or may need to obtain replacement services on less favorable terms. For example, we rely on a payment partner to facilitate payments through Procore Pay. Our payment partner may be subject to extensive compliance obligations as well as enforcement actions, fines, and litigation if found to violate any legal or regulatory requirements that apply to it. Our payment partner may choose not to renew its agreement with us for this or any other reason, or may seek to involve us in enforcement actions, fines, or litigation related to the services they provide.
Any claim, lawsuit, proceeding, investigation, inquiry, or request under any of the foregoing could: result in reputational harm, criminal sanctions, consent decrees, and orders preventing us from offering certain features, functionalities, products, or services; limit our access to credit; result in a modification or suspension of our business practices; require us to develop non-infringing or otherwise altered products or technologies; prompt ancillary claims, lawsuits, proceedings, investigations, inquiries, or requests; consume financial and other resources which may otherwise be utilized for other purposes, such as advancing other products and services on our platform; cause a breach or cancellation of certain contracts; or result in a loss of customers, investors, or partners. Any of the foregoing, or any significant additional laws or regulations, or our failure to comply with any laws and regulations that now or in the future could apply to our business, could materially adversely affect our business, financial condition, results of operations, and prospects.
We may become involved in litigation that could materially adversely affect our business, financial condition, results of operations, and prospects.
As we face increasing competition and gain a higher profile, the possibility that we become a party to litigation and disputes related to our intellectual property, business or employment practices, regulatory compliance (including securities law compliance), products, services, or platform grows. Some companies that have experienced volatility in the trading price of their shares have also been the subject of securities class action litigation. Declines in stock price, which we have experienced and may experience from time to time, can increase the risk of such litigation. Such litigation can be costly and time-consuming, divert the attention of management and key personnel from our business operations, and dissuade prospective customers from subscribing to our products or services.
Certain of our platform features and products are subject to complex and evolving laws and regulations, which vary across U.S. and foreign jurisdictions, and we may face increased litigation risk as a result of offering these platform features and products, including the assessment of significant actual damages or statutory damages or penalties (including treble damages in some instances) and plaintiffs’ attorneys’ fees. For example, we offer payment processing services through Procore Pay. We rely on a payment partner to facilitate these services. Any significant disruption in the services provided through Procore Pay could prevent transactions from being processed in a timely manner or at all. If we or our payment partner experience delays or disruptions in services or other issues, including in networks or systems that result in the inability to process payment in a timely manner or at all, we could become involved in enforcement actions, fines, or litigation.
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
The technology industry is subject to intense media, political, and regulatory scrutiny, which may expose us to government investigations, legal actions, and penalties. Various regulatory agencies, including competition, consumer protection, and privacy authorities, have active proceedings and investigations concerning technology companies, some of which have offerings, like app marketplaces and collaboration tools, that are similar to services and features we offer. If proceedings or investigations targeted at other companies result in determinations that certain practices are unlawful, we could be required to change our products and services or alter our business operations, which could harm our business. Legislators and regulators also have proposed new laws and regulations intended to restrain the activities of some technology companies. If such laws or regulations are enacted, they could adversely impact us, even if they are not intended to affect our company. The increased scrutiny of acquisitions in the technology industry also could affect our ability to enter into strategic transactions or to acquire other businesses. Compliance with new or modified laws and regulations could increase the cost of conducting business, limit opportunities to increase our revenues, or prevent us from offering products or services.
In addition, the introduction of new products and services, expansion of our activities in certain jurisdictions, or other actions we may take may subject us to additional laws, rules, and regulations, or other government scrutiny. We may not always be able to accurately predict the scope or applicability of certain laws, rules, or regulations to our business, particularly as we expand into new areas of operations, such as Procore Pay, which could negatively affect our business and our ability to pursue future plans. In addition, any perceived or actual breach by us of applicable laws, rules, and regulations could have a significant impact on our reputation as a trusted brand and could cause us to lose customers in existing and emerging lines of business, prevent us from acquiring new customers, require us to expend significant resources to remedy issues caused by such breaches and to avert further breaches, and expose us to legal risk and potential liability.
Our liability for third-party content on our platform, such as content posted by customers and other users, currently is limited by Section 230 of the Communications Decency Act (the “CDA”). There have been various U.S. Congressional and Executive branch efforts to remove or restrict the scope of the protections available to online platforms under Section 230 of the CDA. For example, the CDA was amended in 2018, and the U.S. Congress and the Executive branch have proposed further changes or amendments each year since 2019, including, among other things, proposals that would narrow CDA immunity, expand government enforcement power relating to content moderation concerns, or repeal the CDA altogether. In addition, some states have passed, and others may adopt, laws intended to limit the protection afforded by Section 230 of the CDA. Laws passed by Florida and Texas are the subject of judicial appeals, but those laws have been stayed by federal courts. On September 29, 2023, the U.S. Supreme Court announced that it would review both the Florida and Texas decisions, and a decision is expected during the first half of 2024. Any changes to the protection afforded by Section 230 of the CDA could decrease or change our protections from liability for third-party content in the U.S. There are other cases pending before the judiciary that may result in changes to the protections Section 230 of the CDA affords to internet platforms. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages or license costs. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. If any of these events occur, we may incur significant costs or be required to make significant changes to our products, services, business practices, or operations and our business could be seriously harmed. We also could be harmed by government investigations, litigation, or changes in laws and regulations directed at our business partners or suppliers in the technology industry that have the effect of limiting our ability to do business with those entities. For example, the U.S. government recently has taken action against companies operating in China intended to limit their ability to do business in the U.S. or with U.S. companies.
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
Although we take precautions to prevent our information collection practices from being in violation of such laws, our information collection practices may have been in the past, and could in the future be, in violation of such laws. If we or our employees, representatives, contractors, partners, agents, intermediaries, or other third parties fail to comply with these laws and regulations, we could be subject to civil or criminal penalties, including the possible loss of export privileges and fines and penalties. We may also be adversely affected through other penalties, reputational harm, loss of access to certain countries, or otherwise. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. While we are working to implement additional controls designed to prevent similar activity from occurring in the future, these controls may not be fully effective.
Changes in our platform, or changes in sanctions and import and export laws, may delay the introduction and sale of subscriptions to access our products or services internationally, prevent our customers with international operations from using our platform, or in some cases, prevent the access or use of our platform to and from certain countries, governments, persons, or entities altogether. Further, any change in export or import regulations, economic sanctions, or related laws, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons, or technologies targeted by such regulations could result in decreased use of our platform or in our decreased ability to export or sell subscriptions to use our platform to existing or prospective customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell subscriptions to use our platform could materially adversely affect our business, financial condition, results of operations, and prospects.
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
Certain of our services subject us to complex and evolving laws and regulations regarding the unauthorized practice of law (“UPL”).
UPL generally refers to a person or entity that is not licensed to practice law but that gives legal advice or advertises its services as the practice of law. As a result of our acquisition of Levelset in November 2021, certain lien rights management services that we now offer involve activities that could represent an alternative to traditional legal services and, as a result, may potentially subject us to UPL allegations. Our lien rights management business model includes the provision of document-processing services in connection with the filing of mechanic’s liens. In the past, various aspects of Levelset’s lien rights management offering have been subject to claims of UPL. We currently face, and may in the future, continue to face, similar claims, actions, or proceedings.
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
We primarily rely and expect to continue to rely on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures, licenses, and contractual restrictions, to establish and protect our intellectual property rights and proprietary information, all of which provide only limited protection. As of December 31, 2023, we had 56 issued patents in the U.S. and 73 pending patent applications in the U.S. Additionally, we had 18 pending patent applications in foreign countries, as well as 10 pending international patent applications that preserve our right to file additional foreign patent applications in the future. Our issued patents in the U.S. will expire between 2034 and 2042. We continually review our development efforts to assess the existence and patentability of new intellectual property.
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
We expect to evaluate and complete a wide array of potential strategic transactions, including acquisitions of businesses, joint ventures, new technologies, services, products, and other assets, and other strategic investments. Any of these transactions could be material to our business, financial condition, results of operations, and prospects. However, we may not be able to find suitable acquisition, joint venture, and strategic investment candidates, transactions may be subject to regulatory scrutiny, and we may not be able to complete transactions on favorable terms or at all.
Even if we are able to complete these transactions, we may not be able to realize the anticipated benefits of such transactions in the time frame expected or at all. In particular, if we are unable to successfully operate as a combined business after the completion of such transactions, including in respect of the Levelset acquisition, to achieve shared growth opportunities or combine reporting or other processes within the expected time frame, such delay may materially and adversely affect the benefits that we expect to achieve as a result of any such acquisition. For example, in October 2023, we ceased originations under our materials financing program, which we assumed pursuant to the Levelset acquisition. Such transactions may not ultimately strengthen our competitive position or achieve our strategic goals and may disrupt our ongoing business, increase our expenses, and otherwise present risks not contemplated at the time of the transaction. Valuations supporting our acquisitions and strategic investments could change rapidly. Following any such transaction, we could determine that such valuations have experienced impairments or other-than-temporary declines in fair value which could materially adversely affect our business, financial condition, operating results, and prospects through the write-off of goodwill and other impairment charges.
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
Risks Related to Tax Matters
We could be required to collect additional sales and use, value added, goods and services, business, gross receipts, and other indirect tax liabilities in various jurisdictions, which could materially adversely affect our business, financial condition, results of operations, and prospects.
We currently collect and remit applicable indirect taxes in jurisdictions where we, through our employees or economic activity, have a presence and where we have determined, based on applicable legal precedents, that sales of subscriptions to access our products, services, and platform are taxable. We do not currently collect and remit indirect taxes, including state and local excise, utility user, and ad valorem taxes, fees, and surcharges in jurisdictions where we believe we do not have sufficient “nexus.” There is uncertainty as to what constitutes sufficient nexus for a state or local jurisdiction to levy taxes, fees, and surcharges on sales made over the internet, and there is also uncertainty as to whether our characterization of our products, services, and platform as not taxable in certain jurisdictions will be accepted by state and local tax authorities.
Tax authorities may challenge our position that we do not have sufficient nexus in a taxing jurisdiction or that our products, services, and platform are not taxable in such jurisdiction and may decide to audit our business and operations with respect to indirect taxes, which could result in significant tax liabilities (including related penalties and interest) for us or our customers, which could materially adversely affect our business, financial condition, results of operations, and prospects.
The application of indirect taxes, such as sales and use, value added, goods and services, business, and gross receipts taxes, to businesses that transact online, such as ours, is a complex and evolving area. Following the 2018 U.S. Supreme Court decision in South Dakota v. Wayfair, Inc., states and local jurisdictions in certain circumstances may levy sales and use taxes on sales of goods and services based on “economic nexus,” regardless of whether the seller has a physical presence in such jurisdiction. A number of states have already begun, or have positioned themselves to begin, requiring collection of sales and use taxes by online sellers. The details and effective dates of these collection requirements vary from state to state. As a result, it may be necessary for us to reevaluate whether our activities give rise to sales, use, and other indirect taxes as a result of any nexus in those states in which we are not currently registered to collect and remit taxes. Additionally, we may need to assess our potential tax collection and remittance obligations based on the requirements of existing or future economic nexus laws. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous jurisdictions in which we conduct or may conduct business. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such obligations. The application of existing, or future indirect tax laws, whether in the U.S. or internationally, or the failure to collect and remit such taxes, could materially adversely affect our business, financial condition, results of operations, and prospects.
Our corporate structure and intercompany arrangements cause us to be subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which could materially adversely affect our business, financial condition, results of operations, and prospects.
We are expanding our international operations and personnel to support our business internationally. We generally conduct our international operations through wholly-owned subsidiaries and are or may be required to report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by tax authorities in various jurisdictions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of such jurisdictions, including the U.S., to our international business activities, changes in tax rates, new or revised tax laws, or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions, which are generally required to be computed on an arm’s-length basis pursuant to intercompany arrangements, or may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations.
We are subject to federal, state, and local income, sales, and other taxes in the U.S. and income, withholding, transaction, and other taxes in numerous foreign jurisdictions. Evaluating our tax positions and our worldwide provision for taxes is complicated and requires the exercise of significant judgment. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could differ materially from our historical tax provisions and accruals, which could have an adverse effect on our results of operations or cash flows in the period or periods for which a determination is made.
Our business could be materially adversely affected by changes to tax laws.
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our business, financial condition, results of operations, and prospects. For example, the Tax Cuts and Jobs Act (the “TCJA”), the Coronavirus Aid, Relief and Economic Security Act, and the Inflation Reduction Act (the “IRA”) made many significant changes to the U.S. tax laws. Beginning in 2022, the TCJA requires taxpayers to capitalize and amortize certain research and development expenditures over five years if incurred in the U.S. and 15 years if incurred in foreign jurisdictions, rather than deducting them currently. Although there have been legislative proposals to repeal or defer the research and development expenditure capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified. As another example, the IRA includes provisions that will impact the U.S. federal income taxation of certain corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. Regulatory or accounting guidance with respect to existing or future tax laws could materially affect our tax obligations and effective tax rate.
It is uncertain if, and to what extent, various states will conform to current federal law or any newly enacted federal tax legislation. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development (the “OECD”) and the European Commission), have recently proposed, recommended, or (in the case of certain countries) enacted, or are in the process of enacting, changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. In particular, the OECD is working on a two-pillar solution to address the tax challenges arising from the digitalization of the economy, commonly referred to as BEPS 2.0, which, if implemented, would make important changes to the international tax system by allocating taxing rights in respect of certain profits of multinational enterprises above a fixed profit margin to the jurisdictions within which they carry on business (subject to certain revenue threshold rules which we do not currently meet but may meet in the future), referred to as the Pillar One proposal, and imposing a minimum effective tax rate on certain multinational enterprises, referred to as the Pillar Two proposal. A number of countries within which we carry on our business have implemented, or are currently expected to implement, core elements of the Pillar Two proposal, with effect from the start of 2024. Based on our current understanding of the minimum revenue thresholds contained in the proposed Pillar Two rules, we are likely to be within their scope. The OECD has issued administrative guidance providing transition and safe harbor rules in relation to the implementation of the Pillar Two proposal. We are monitoring developments and evaluating the potential impacts of these new rules, including on our effective tax rates, and considering our eligibility to qualify for these safe harbor rules. Any of the foregoing could materially adversely affect our business, financial condition, results of operations, and prospects, and we may be required to incur additional material costs and expenditure to ensure compliance with any such rules in each of the relevant jurisdictions within which we carry on our business.

Our ability to use our net operating loss carryforwards (“NOL carryforwards”) and certain other tax attributes may be limited.
As of December 31, 2023, we had $866.7 million of U.S. federal and $626.4 million of state NOL carryforwards available to reduce taxable income that we may have in the future. It is possible that we will not generate taxable income sufficient to use certain of these NOL carryforwards. Under current law, our U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the ability to utilize such federal NOL carryforwards to offset taxable income is limited to 80% of the current-year taxable income. In addition, federal NOL carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code (the “IRC”), respectively. Under those sections of the IRC, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or taxes may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. We have experienced ownership changes in the past, and may experience additional ownership changes in the future as a result of shifts in our stock ownership, some of which may be outside of our control. Our ability to utilize our NOL carryforwards is conditioned upon generating future U.S. federal taxable income, and we do not know whether or when we will do so. Therefore, our NOL carryforwards generated prior to 2018 could expire unused. State NOL carryforwards and other state tax credits may be subject to similar limitations under state tax laws, and there may be periods during which the use of state NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. If our ability to use our NOL carryforwards and tax credits is limited, or if our ability to utilize NOL carryforwards and certain tax credits is otherwise restricted by law, our business, financial condition, results of operations, and prospects could be materially adversely affected.
Risks Related to Capital Requirements, Our Marketable Securities Portfolio, and Liquidity
We may need to raise additional capital to grow our business, and such capital may not be available on terms acceptable to us, or at all, which could reduce our ability to compete and could materially adversely affect our business, financial condition, results of operations, and prospects.
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
Adverse events involving the liquidity of, defaults or non-performance by, or other adverse developments involving, financial institutions, transactional counterparties, other companies in the financial services industry, or the financial services industry generally, or concerns or rumors about any such events or developments, or other similar risks, have in the past and may in the future lead to market-wide liquidity problems and may lead to liquidity constraints for us. We maintain our cash, cash equivalents, and marketable securities with financial institutions, and our account balances with any such institutions typically exceed the individual account limit of $250,000 insured by the Federal Deposit Insurance Corporation (“FDIC”). There is a possibility that we may not be able to access a portion of our existing cash, cash equivalents, and marketable securities, or that all or part of our balances may be at risk, due to market conditions affecting such financial institutions or the financial services industry. In the event of a bank failure or liquidity crisis, there can be no assurance that our deposits in excess of FDIC insurance limits, or other comparable insurance limits, if any, would be backstopped by the U.S. or applicable foreign governments, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks or governmental institutions or be acquired. If other banks and financial institutions enter receivership or become insolvent in the future in response to market conditions affecting the financial services industry, our ability to access our cash, cash equivalents, and marketable securities may be threatened or compromised, which could materially adversely affect our business, financial condition, results of operations, and prospects.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Failure to maintain effective disclosure controls could cause us to be required to revise our financial statements, result in material misstatements in our financial statements, and cause us to fail to timely meet our periodic reporting obligations, among other outcomes. In addition, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”) to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our continuing compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
Our current disclosure controls and procedures and internal control over financial reporting, and any new controls that we develop, may become inadequate because of changes in conditions in our business, including our acquisitions. In addition, changes in accounting principles or interpretations could also challenge our controls and require that we establish new business processes, systems, and controls to accommodate such changes. If our current and new systems, controls, or standards and any associated process changes do not give rise to the benefits that we expect or do not operate as intended, our financial reporting systems and processes, our ability to produce timely and accurate financial reports or disclosures, or the effectiveness of our internal control over financial reporting could be adversely affected. Moreover, our business may be harmed if we experience problems with any new systems or controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise. Our ability to manage our operations and growth through, for example, the integration of recently acquired businesses, the adoption of new accounting principles and tax laws, and our back office systems that, for example, support our revenue recognition processes, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems in those areas where the implementation and integration is still ongoing. All of these changes to our financial systems and the implementation and integration of acquisitions create an increased risk of deficiencies in our disclosure controls and procedures or internal controls over financial reporting.
During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our disclosure controls and procedures and internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weaknesses or to maintain effective disclosure controls and internal control over financial reporting could adversely affect investor confidence in our company, causing a decline in our stock price, as well as restrict our future access to capital markets. Such failure could also materially adversely affect our business, financial condition, results of operations, and prospects.
Because we recognize revenue from subscriptions to access our products over the term of the subscription, downturns or upturns in new business will not be immediately reflected in our results of operations.
We generate substantially all of our revenue from subscriptions to access our products. We recognize revenue ratably over the term of the subscription, beginning on the date that access to our products is made available to our customer. Our subscriptions generally have annual or multi-year terms. As a result, the significant majority of our revenue is generated from subscriptions entered into during prior periods. Consequently, a decline in new or renewed subscriptions in any one quarter may not significantly reduce our revenue for that quarter, but could negatively affect our revenue in future periods. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through new subscriptions in any period.
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
In addition, as required by the recent revenue recognition standard under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, we disclose the transaction price allocated to remaining performance obligations ("RPO"). It is possible that analysts and investors could misinterpret our disclosure or that the terms of our customer subscriptions or other circumstances could cause our methods for calculating this disclosure to differ significantly from others, which could lead to inaccurate or unfavorable forecasts by analysts and investors.
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
Our business could be disrupted by macroeconomic and geopolitical events or catastrophic occurrences.
Our platform and the infrastructure on which our platform relies are vulnerable to damage or interruption from macroeconomic and geopolitical events, including military conflict or war (such as the Russia-Ukraine war), disease (such as the COVID-19 pandemic), trends within the commercial construction industry, inflation and responses by governments to address it, supply chain disruptions, and bank failures, or catastrophic occurrences, including earthquakes, floods, fires, other natural disasters, power loss, telecommunication failures, terrorist attacks, criminal acts, sabotage, and other intentional acts of vandalism and misconduct, or other similar events, each of which could materially adversely affect our business, financial condition, results of operations, and prospects, or the business of our customers, partners, vendors, or the economy as a whole. For example, our corporate headquarters are located near Santa Barbara, California, a region known for seismic activity and severe fires, and a catastrophic event in this region could materially adversely affect our business, financial condition, results of operations, and prospects. The impact of climate change could result in an increase in the frequency or severity of such events. Climate-related events have the potential to disrupt our business, our third-party suppliers, and the business of our customers, may cause us to experience higher attrition, losses, and additional costs to maintain and resume operations, and may subject us to increased regulations, reporting requirements, standards, or expectations regarding the environmental impacts of our business.
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
The market price of our common stock has in the past been volatile, and is likely to be volatile again in the future. In light of recent macroeconomic factors such as trends within the commercial construction industry, inflation, interest rate changes, bank failures, and the COVID-19 pandemic, geopolitical events such as the Russia-Ukraine war, and the market for technology companies in particular, the stock market in general has experienced extreme volatility, which has often been unrelated to the operating performance of particular companies. The market price for our common stock may also be influenced by the following factors: actual or anticipated changes or fluctuations in our results of operations; the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections; announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships, or capital commitments; changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular; and actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally. In addition, the limited public float of our common stock may tend to increase the volatility of the trading price of our common stock. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for your shares. Additionally, the foregoing factors, along with other market and industry factors, may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from selling their shares at or above the price paid for the shares and may otherwise negatively affect the liquidity of our common stock.
Concentration of ownership of our common stock among our existing executive officers, directors, and principal stockholders may prevent new investors from influencing significant corporate decisions, including mergers, consolidations, or the sale of us or all or substantially all of our assets.
Our executive officers, directors, and stockholders who own more than 5% of our outstanding common stock, beneficially own, in the aggregate, a significant percentage of our outstanding common stock. Furthermore, several of our current directors were appointed by our principal stockholders. As a result, such persons or their appointees to our board of directors of the Company (our “Board”), acting together, will have the ability to control or significantly influence all matters submitted to our Board or stockholders for approval, including the appointment of our management, the election and removal of directors, and the approval of any significant transactions, as well as our management and business affairs. If these persons choose to act together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. In addition, if any of our executive officers, directors, and stockholders who own more than 5% of our outstanding common stock purchase shares, or if any of our other current investors purchase shares, such that they own more than 5% of our outstanding common stock as a result, the ability of such persons, acting together, to control or significantly influence such matters will increase. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. Likewise, it may result in the management of our company in ways with which other stockholders disagree.
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
•the requirement to obtain approval of two-thirds of the then-outstanding voting power of our capital stock in order to make certain amendments to our amended and restated certificate of incorporation; and
•advance notice procedures with which stockholders must comply to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
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
In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all lawsuits brought to enforce any duty or liability created by the Securities Act, and an investor cannot waive compliance with the federal securities laws and the rules and regulations thereunder, there is uncertainty as to whether a court would enforce this provision. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such an instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
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

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk management and strategy
We have implemented and maintain information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical networks, third-party hosted services, communications systems, hardware, software, and data, including intellectual property and confidential, proprietary, or sensitive information, such as customer data (“Information Systems and Data”).
Our President, Product and Technology (“President of P&T”), Chief Data Officer (“CDO”), Chief Security Officer (“CSO”), and others in our cybersecurity and audit functions, help identify, assess, and manage cybersecurity threats and risks that may impact us or our business and operations. We identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods, including using manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, evaluating threats reported to us, coordinating with law enforcement, conducting audits and threat and vulnerability assessments, using external intelligence feeds, conducting table top exercises, and operating a bug bounty program.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including appropriate measures suggested by security standards, an incident response plan, incident detection and response, vulnerability management process, disaster recovery/business continuity plans, risk assessments, data encryption, network security controls, access controls, physical security, vendor risk management program, employee training, penetration tests, cybersecurity insurance, and dedicated cybersecurity staff.
Our assessment and management of material risks from cybersecurity threats are integrated into our overall enterprise risk management processes and consider principles from recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization, and other applicable industry standards. In general, we seek to address cybersecurity risks through a cross-functional approach that is designed to preserve the confidentiality, security, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity incidents when they occur.
From time to time, we use third-party providers to assist us with identifying, assessing, and managing material risks from cybersecurity threats, including professional services firms, threat intelligence service providers, cybersecurity consultants, penetration testing firms, and forensic investigators.
We use third-party providers for various aspects of our business, such as data-hosting companies. We have a third-party risk management program to manage cybersecurity risks associated with our use of these providers, which includes vendor risk assessments, questionnaires, review of the vendor’s security program, and contractual obligations for vendors, depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider.
For a description of the risks from cybersecurity threats that may materially affect us, see our risk factors under the heading “Risk Factors” in Part I of this Annual Report on Form 10-K, including the risk factor titled “If our IT systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.”

Governance
Our Board oversees our enterprise risk management program, including the management of risks arising from cybersecurity threats. The audit committee of our Board (the “Audit Committee”) is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats. A cross-functional cybersecurity committee (the “Cybersecurity Committee”), which is comprised of members of our management team, reports to the Audit Committee.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our management team, including our President of P&T, CDO, and CSO. Our President of P&T has over 25 years of experience in senior executive roles that involved ownership of, and accountability for, cybersecurity matters, including Chief Information Officer, Chief Technology Officer, and Senior Vice President / General Manager. Our CDO has over 15 years of experience in IT and previously served as the Chief Information and Digital Experience Officer for a home automation company. Prior to that, she held various leadership roles at a computer software company. Our CSO has over 30 years of experience in computer science and engineering disciplines, and served as the Chief Information Security Officer at various companies prior to joining Procore.
Members of our management team, including our President of P&T, CDO, and CSO, are responsible for hiring appropriate personnel, approving budgets, helping to integrate cybersecurity considerations into our risk management strategy, communicating key priorities, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security-related reports. We provide regular training for personnel regarding cybersecurity threats, which are intended to equip them with tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes, and practices.
Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including to our President of P&T, CDO, and CSO. Our President of P&T, CDO, and CSO work with our incident response team to help us mitigate and remediate cybersecurity incidents, as applicable. Our incident response and vulnerability management processes include reporting to the Audit Committee and the Cybersecurity Committee, as appropriate.
The Audit Committee receives periodic reports from management concerning our significant cybersecurity threats and risks and the processes we have implemented to address them. The Cybersecurity Committee receives periodic reports from members of our cybersecurity team regarding such threats, risks, and processes. The Audit Committee and the Cybersecurity Committee also receive various reports, summaries, and presentations related to cybersecurity threats, risk, and mitigation.
Item 2. Properties.
Our corporate headquarters are located in Carpinteria, California, where we lease approximately 176,000 square feet of office space pursuant to operating and finance leases that expire between September 2026 and March 2027, with options to renew through March 2037. In addition, we maintain additional offices in the U.S. in Austin, Texas; New York, New York; Portland, Oregon; Willmar, Minnesota; Tampa, Florida; New Orleans, Louisiana; and internationally in Sydney, Australia; Toronto, Canada; London, England; Cairo, Egypt; Singapore, Republic of Singapore; Paris, France; Dublin, Ireland; and Dubai, UAE. We believe our facilities are adequate and suitable for our current needs, and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our common stock is listed and traded on the NYSE under the symbol “PCOR.”
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
Holders of Record
As of February 16, 2024, there were 54 registered stockholders of record of our common stock. We believe a substantially greater number of beneficial owners hold shares through brokers, banks, or other nominees.

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Securities Act.
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and the NASDAQ Computer Index. The graph assumes $100 was invested in our common stock at the market close on May 20, 2021, which was our initial trading day. Data for the S&P 500 Index and the NASDAQ Computer Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
$140
$120
$100
$80
$60
$40
$20
$-
5/20/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
PCOR
S&P 500
NASDAQ Computer Index

Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. You should review the disclosure under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments, except as required by law. A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2023 compared to the fiscal year ended December 31, 2022 is presented below. A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2022 compared to the year ended December 31, 2021 has been reported previously under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023.
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
We generate substantially all of our revenue from subscriptions to access our products and have an unlimited user model that is designed to facilitate adoption and maximize usage of our platform by all project stakeholders. We primarily sell our products on a subscription basis for a fixed fee with pricing generally based on the number and mix of products to which a customer subscribes and the fixed aggregate dollar volume of construction work contracted to run on our platform annually, which we refer to as annual construction volume. As our customers subscribe to additional products or increase the annual construction volume contracted to run on our platform, we generate more revenue. We do not provide refunds for unused construction volume, or charge customers based on consumption or on a per project basis. Subscriptions to access our products include customer support and allow for unlimited users as we do not charge a per-seat or per-user fee. Customers can invite all project participants to engage with our platform as part of a project team, including customers’ employees and collaborators, who are other project participants who engage with our platform but do not pay us for such use. Further, multiple stakeholders can be customers on the same project and retain access to project information for the duration of their subscription.

Certain Factors Affecting Our Performance
Acquiring New Customers and Retaining and Expanding Existing Customers’ Use of Our Platform
We are highly focused on continuing to acquire new customers and expand existing customers’ use of our platform to support our long-term growth. We intend to efficiently drive new customer acquisitions by continuing to invest across our sales and marketing engine to engage our prospective customers, increase brand awareness, and drive adoption of our products, services, and platform. As of December 31, 2023, 2022, and 2021, the number of customers on our platform was 16,367, 14,488, and 12,193, respectively, reflecting year-over-year growth rates of 13% in 2023 and 19% in 2022. We intend to expand existing customers’ use of our platform by capturing more projects, which increases annual construction volume, selling additional existing products and services, and offering new products and services that address additional customer needs. As a result of our focus on acquiring new customers and expansion of existing customers’ use of our platform, we have also seen an increase in the number of customers that contributed more than $100,000 of ARR, which was 2,008, 1,576, and 1,111 as of December 31, 2023, 2022, and 2021, respectively, reflecting year-over-year growth rates of 27% in 2023 and 42% in 2022. Customers that contributed more than $100,000 of ARR represented 60%, 57%, and 52% of total ARR in each of the annual periods ending December 31, 2023, 2022, and 2021, respectively. The number of customers that contributed more than $1,000,000 of ARR was 62, 47, and 30 as of December 31, 2023, 2022, and 2021, respectively, reflecting year-over-year growth rates of 32% in 2023 and 57% in 2022. Customers that contributed more than $1,000,000 of ARR represented 14%, 12%, and 10% of total ARR in each of the annual periods ending December 31, 2023, 2022, and 2021, respectively. All aforementioned customer counts exclude Levelset and Esticom customers that do not have standard Procore annual contracts.
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
We consider gross retention rate (“GRR”) to be a key metric and indication of our ability to retain our customer base and to evaluate whether our products and platform are addressing our customers’ needs throughout the year. Our GRR reflects only customer losses and does not reflect customer expansion or contraction. We believe our high GRR demonstrates that we serve a vital role in our customers’ operations, as the vast majority of our customers continue to use our products and platform and to renew their subscriptions.
To calculate GRR at the end of a particular period, we first calculate our ARR from the cohort of active customers at the end of the period 12 months prior to the end of the period selected. We then calculate the value of ARR from any customers whose subscriptions terminated and were not renewed during the 12 months preceding the end of the period selected, which we refer to as cancellations. We then divide (a) the total prior period ARR minus cancellations by (b) the total prior period ARR to calculate GRR. Our GRR was 95% as of December 31, 2023, 2022, and 2021.
Net retention rate (“NRR”) compares ARR from existing customers on a trailing 12-month basis. To calculate NRR at the end of a particular period, we first calculate ARR from the cohort of active customers at the end of the period 12 months prior to the end of the period selected. We then calculate the value of ARR from the same cohort of customers at the end of the current period selected, giving effect to expansion, contraction, or cancellations from this group of customers over the 12 months preceding the end of the period selected. We then divide (a) the total current period ARR by (b) the total prior period ARR to calculate NRR. Our NRR was 114% and 117%, as of December 31, 2023 and 2022, respectively. However, as further described below, we do not believe NRR is a key metric due to the impact of pooled volume contracts.
To help our customers address the variable nature of their construction volume, we offer (a) annual subscription contracts with construction volume over a one-year period; (b) multi-year subscription contracts with construction volume measured annually over successive one-year periods; and (c) pooled volume contracts with fixed flat annual fees based on anticipated construction volume measured over multiple years (typically, two- or three-year periods).
Pooled volume contracts are most commonly purchased by customers whose project portfolios include large-scale, multi-year construction projects (typically larger customers) because pooled volume contracts give these customers the flexibility to deploy construction volume as the needs within their project portfolios change. Pooled volume contracts allow our customers to avoid defining their construction volume commitments in a given year and the attendant risk of their construction volume usage exceeding their contracted-for amount. With pooled volume contracts, our customers can benefit from paying the same amount over multi-year periods regardless of any changes in their project portfolios. Pooled volume contracts may also help these customers secure volume-based price discounts from us at contract inception, as well as allow us to secure larger up-front commitments from these customers.
In pooled volume contracts, NRR does not capture a customer’s increase in construction volume usage because the fixed annual fees in these arrangements result in 100% NRR. Pooled volume contracts generally result in lower NRR than what would have been reflected had those customers signed annual subscription contracts with construction volume measured over a one-year period or multi-year subscription contracts measured over successive one-year periods, as customers tend to increase usage of our platform year-over-year. Because NRR does not properly capture our customers’ actual construction volume usage under the pool volume model, we do not believe NRR is the best indicator of our ability to retain and grow our customer base.
Our ability to continue to grow our business and serve the broader needs of the construction industry depends on acquiring new customers, customers purchasing new products or signing up for new services, customers renewing and expanding their use of existing products and services, and maintaining or increasing the price of our existing products and services.
Remaining Performance Obligations
Our subscriptions typically have a term of one to three years. The transaction price allocated to RPO under our subscriptions represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancelable subscriptions that will be invoiced and recognized as revenue in future periods. Our current RPO (“cRPO”) represents future revenue under existing contracts that is expected to be recognized as revenue in the next 12 months.
The following table presents our cRPO and non-current RPO at the end of each period:

	Year Ended December 31,			% Growth Year Ended December 31,
	2023	2022	2021	2023	2022

	(dollars in thousands)
cRPO	$698,284	$561,200	$418,800	24%	34%
Non-current RPO	302,215	236,300	183,800	28%	29%
Total RPO	$1,000,499	$797,500	$602,600	25%	32%
We believe that cRPO is a key metric to track our ability to win fixed revenue commitments from new customers and to expand and retain existing customers. cRPO increased by $137.1 million in 2023 and $142.4 million in 2022, representing a year-over-year growth rate of 24% in 2023 and 34% in 2022. We believe that macroeconomic factors have resulted in cautious customer spending, contributing to a decline in the cRPO annual growth rate. During 2023, approximately 34% of the increase was attributable to existing customers and 66% was attributable to new customers acquired during the year. During 2022, approximately 48% of the increase was attributable to existing customers and 52% was attributable to new customers acquired during the year. We expect RPO to change from period to period primarily due to the size, timing, and duration of new customer contracts and customer renewals.

Continued Technology Innovation and Strategic Expansion of Our Products and Services
We plan to continue to invest in technology innovation and product development to enhance the capabilities of our platform. Additional features and products will also enable customers and collaborators to manage new workflows on our platform and allow us to attract a broader set of stakeholders. We have introduced new products and services developed in-house and through our acquisitions of Zimfly, Inc., Honest Buildings, Inc., Construction BI, LLC, Esticom, LaborChart, Levelset, and Unearth.
We intend to continue to invest in building additional products, offerings, features, and functionality that expand our capabilities and facilitate the extension of our platform. For example, in March 2023, we launched Procore Risk Advisors, a modern construction brokerage that offers insurance and surety solutions; in September 2023, we launched Procore Pay, a payment solution that handles all aspects of the payment processes between general contractors and subcontractors; and in September 2023, we acquired Unearth, a geographic information systems asset management platform that helps general contractors and infrastructure providers connect assets, data, and field teams. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. While the impact of these developments, including Procore Pay, is not yet material to our business, our future success is dependent on our ability to successfully develop or acquire, market, and sell existing and new products and services to both new and existing customers.
International Growth
We see international expansion as a major, and largely greenfield, opportunity for growth as we look to capture a larger part of the worldwide construction market. We have been growing our presence internationally with sales and marketing offices in Sydney, Australia; Toronto, Canada; London, England; Paris, France; Dublin, Ireland; and Dubai, UAE. We have also developed focused sales and marketing efforts in Germany, where we do not maintain an office location. As a result of our international efforts, we support multiple languages and currencies. Non-U.S. revenue as a percentage of our total revenue was 14% for the years ended December 31, 2023 and 2022, respectively. We determine the percentage of non-U.S. revenue based on the billing location of each customer. Fluctuations in foreign currencies may positively or negatively impact the amount of revenue that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars.
Furthermore, we believe global demand for our products, services, and platform will continue to increase as we expand our international sales and marketing efforts, and the awareness of our products, services, and platform grows. However, our ability to conduct our operations internationally will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, currencies, cultures, customs, legal, tax and regulatory systems, alternative dispute systems, and commercial markets. We have made, and plan to continue to make, significant investments in international markets. While these investments may adversely affect our operating results in the near term, we believe they will contribute to our long-term growth.
Macroeconomic Factors
Macroeconomic and geopolitical factors such as trends within the commercial construction industry, rising inflation, rising interest rates, volatility in capital markets, bank failures, fluctuations in foreign exchange rates, global pandemics (such as the COVID-19 pandemic), and wars and other conflicts (such as the Russia-Ukraine war) may impact our customers’ spending as well as our operating expenses and cash flows. We believe that macroeconomic factors have resulted in cautious customer spending, contributing to a decline in the cRPO annual growth rate. However, as they develop, we continue to monitor the ways in which such factors may directly or indirectly impact our business, results of operations, and financial condition. See the section titled “Risk Factors” in Part I of this Annual Report on Form 10-K for further discussion.

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
Cost of Revenue
Cost of revenue primarily consists of personnel-related compensation expenses for our customer support team, including salaries, benefits, stock-based compensation, payroll taxes, commissions, and bonuses. Additionally, cost of revenue includes non-personnel-related expenses, such as third-party hosting costs, amortization of acquired technology intangible assets, amortization of capitalized software development costs related to our platform, software license fees, and allocated overhead. We expect our cost of revenue to increase on an absolute dollar basis as our revenue and acquisition activities increase. We intend to continue to invest additional resources in platform hosting, customer support, and software development as we grow our business and to ensure that our customers are realizing the full benefit of our products. The level and timing of investment in these areas could affect our cost of revenue in the future.
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
Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related compensation expenses for our sales and marketing organizations. Additionally, sales and marketing expenses include non-personnel-related expenses, such as advertising costs, marketing events, travel, trade shows, and other marketing activities; amortization of acquired customer relationship intangible assets; contractor costs to supplement our staff levels; consulting services; and allocated overhead. We expense advertising and other promotional expenditures as incurred. We expect sales and marketing expenses to increase on an absolute dollar basis and vary from period to period as a percentage of revenue, as we increase our investment in sales and marketing efforts over the foreseeable future, primarily from increased headcount in sales and marketing as well as investment in marketing to drive customer growth.
Research and Development
Research and development expenses primarily consist of personnel-related compensation expenses for our engineering, product, and design teams. Additionally, research and development expenses include non-personnel-related expenses, such as contractor costs to supplement our staff levels, consulting services, amortization of certain acquired intangible assets used in research and development activities, and allocated overhead. We expect research and development expenses to increase on an absolute dollar basis and vary from period to period as a percentage of revenue for the foreseeable future as we continue to invest in headcount to build, enhance, maintain, and scale our products, services, and platform.

General and Administrative
General and administrative expenses primarily consist of personnel-related compensation expenses for our human resources, IT, finance, legal, executive, and other administrative functions. Additionally, general and administrative expenses include non-personnel-related expenses, such as professional fees for audit, legal, tax, and other external consulting services, including acquisition-related transaction expenses; costs associated with operating as a public company, including insurance costs, professional services, investor relations, and other compliance costs; property and use taxes; licenses, travel and entertainment costs; and allocated overhead. We expect general and administrative expenses to increase on an absolute dollar basis and vary from period to period as a percentage of revenue, as we continue to increase the size of our general and administrative functions to support the growth of our business, including our international expansion.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes of U.S. state franchise taxes and certain foreign jurisdictions in which we conduct business. As we expand our international operations, we expect to incur increased foreign tax expenses. We have a full valuation allowance for net U.S. deferred tax assets. The U.S. valuation allowance primarily includes NOL carryforwards and tax credits related primarily to research and development for our operations in the U.S. We expect to maintain this full valuation allowance for our net U.S. deferred tax assets for the foreseeable future.

Results of Operations
The following tables set forth our consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated. Certain percentages below may not sum due to rounding.

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Revenue	$950,010	$720,203	$514,821
Cost of revenue(1)(2)(3)(4)	174,462	148,416	98,312
Gross profit	775,548	571,787	416,509
Operating expenses
Sales and marketing(1)(2)(3)(4)	494,908	424,976	308,511
Research and development(1)(2)(3)(4)	300,571	270,982	237,290
General and administrative(1)(3)(4)	195,746	166,283	156,635
Total operating expenses	991,225	862,241	702,436
Loss from operations	(215,677)	(290,454)	(285,927)
Interest income	19,779	5,826	175
Interest expense	(1,957)	(2,135)	(2,328)
Accretion income, net	9,794	2,035	—
Other expense, net	(360)	(1,737)	(843)
Loss before provision for (benefit from) income taxes	(188,421)	(286,465)	(288,923)
Provision for (benefit from) income taxes	1,273	466	(23,758)
Net loss	$(189,694)	$(286,931)	$(265,165)

	Year Ended December 31,
	2023	2022	2021

	(as a percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue(1)(2)(3)(4)	18%	21%	19%
Gross profit	82%	79%	81%
Operating expenses
Sales and marketing(1)(2)(3)(4)	52%	59%	60%
Research and development(1)(2)(3)(4)	32%	38%	46%
General and administrative(1)(3)(4)	21%	23%	30%
Total operating expenses	104%	120%	136%
Loss from operations	(23%)	(40%)	(56%)
Interest income	2%	1%	0%
Interest expense	0%	0%	0%
Accretion income, net	1%	0%	0%
Other expense, net	0%	0%	0%
Loss before provision for (benefit from) income taxes	(20%)	(40%)	(56%)
Provision for (benefit from) income taxes	0%	0%	(5%)
Net loss	(20%)	(40%)	(52%)

(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Cost of revenue	$11,491	$7,253	$8,094
Sales and marketing	55,162	53,397	68,755
Research and development	68,275	63,262	85,040
General and administrative	44,406	38,974	65,272
Total stock-based compensation expense*	$179,334	$162,886	$227,161

*Includes amortization of capitalized stock-based compensation of $4.5 million for the year ended December 31, 2023, which was initially capitalized as capitalized software and cloud-computing arrangement implementation costs.
(2)Includes amortization of acquired intangible assets as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Cost of revenue	$22,396	$22,428	$7,522
Sales and marketing	12,425	12,425	3,600
Research and development	2,757	3,528	2,674
Total amortization of acquired intangible assets	$37,578	$38,381	$13,796
(3)Includes employer payroll tax on employee stock transactions as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Cost of revenue	$540	$308	$457
Sales and marketing	2,766	1,955	2,325
Research and development	3,217	2,474	2,606
General and administrative	1,910	1,202	1,127
Total employer payroll tax on employee stock transactions	$8,433	$5,939	$6,515
(4)Includes acquisition-related expenses as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Cost of revenue	$—	$—	$2
Sales and marketing	2,483	1,725	488
Research and development	6,370	5,549	1,348
General and administrative	35	2,128	7,442
Total acquisition-related expenses	$8,888	$9,402	$9,280

Comparison of the Years Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Revenue	$950,010	$720,203	$229,807	32%
In 2023, our revenue increased by $229.8 million, or 32%, compared to 2022, of which approximately 68% was attributable to revenue from existing customers and approximately 32% was attributable to revenue from new customers acquired during 2023. The increase in revenue from existing customers includes the net benefit of a full year of subscription revenue in 2023 from customers that were newly acquired in 2022 and continued their subscriptions in 2023, and customers that expanded their subscriptions in 2023 through the purchase of additional construction volume or products and services.
Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Cost of revenue	$174,462	$148,416	$26,046	18%
Gross profit	775,548	571,787	203,761	36%
Gross margin	82%	79%
The increase in cost of revenue during 2023 was primarily attributable to an increase of $11.2 million in personnel-related expenses, including an increase of $10.8 million in salaries and wages driven by headcount and merit increases. The increase in cost of revenue was also attributable to a $7.4 million increase in amortization of capitalized software development costs, and a $6.8 million increase in third-party cloud hosting and related services as we grow our customer base. We increased our cost of revenue headcount by 2% since December 31, 2022, as we operate more efficiently with less headcount growth than in prior years, compared to revenue growth.
Operating Expenses

	Year Ended December 31,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Sales and marketing	$494,908	$424,976	$69,932	16%
The increase in sales and marketing expenses during 2023 was primarily attributable to an increase of $61.0 million in personnel-related expenses, including increases of $58.7 million in salaries and wages and $1.5 million in stock-based compensation expense driven by headcount and merit increases. The increase in sales and marketing expenses was also attributable to a $5.9 million increase in marketing events and expenses to drive customer growth, and a $1.4 million increase in computer software expenses. The increase in sales and marketing expenses was partially offset by a decrease of $3.5 million in professional fees primarily due to the transition of certain contractors to full-time employees. We increased our sales and marketing headcount by 2% since December 31, 2022 as we operate more efficiently with less headcount growth than in prior years, compared to revenue growth.

	Year Ended December 31,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Research and development	$300,571	$270,982	$29,589	11%
The increase in research and development expenses during 2023 was primarily attributable to an increase of $25.0 million in personnel-related expenses, including increases of $19.3 million in salaries and wages and $5.0 million in stock-based compensation expense driven by headcount and merit increases. The increase in research and development expenses was also attributable to a $4.7 million increase in computer software expenses. We increased our research and development headcount by 2% since December 31, 2022 as we operate more efficiently with less headcount growth than in prior years, compared to revenue growth.

	Year Ended December 31,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
General and administrative	$195,746	$166,283	$29,463	18%
The increase in general and administrative expenses during 2023 was primarily attributable to a $23.4 million increase in personnel-related expenses, including increases of $17.4 million in salaries and wages and $5.3 million in stock-based compensation expense driven by headcount and merit increases. The increase in general and administrative expenses was also attributable to a $7.0 million increase in bad debt expenses relating to our materials financing receivables, which we do not expect to collect. The increase in general and administrative expenses was partially offset by a decrease of $2.1 million in acquisition-related expenses. We increased our general and administrative headcount by 14% since December 31, 2022 in order to continue to support the efficiency of other departments and the growth of our business.
Interest Income, Interest Expense, Accretion Income, Net, Other Expense, Net, and Provision for Income Taxes

	Year Ended December 31,		Change
	2023	2022	Dollar	Percent

	(dollars in thousands)
Interest income	$19,779	$5,826	$13,953	*
Interest expense	1,957	2,135	(178)	(8%)
Accretion income, net	9,794	2,035	7,759	*
Other expense, net	360	1,737	(1,377)	(79%)
Provision for income taxes	1,273	466	807	*
*Percentage not meaningful
During 2023, our interest income increased by $7.3 million due to an increase in interest rates on our money market funds and cash savings accounts and by $6.6 million due to interest earned as a result of our purchases of marketable securities, which began in the third quarter of 2022.
During 2023, accretion income, net increased by $7.8 million due to accretion income in excess of amortization of premiums as a result of our purchases of marketable securities, which began in the third quarter of 2022.

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
Non-GAAP Gross Profit, Non-GAAP Gross Margin, Non-GAAP Operating Expenses, Non-GAAP Income (Loss) from Operations, and Non-GAAP Operating Margin
We define these non-GAAP financial measures as the respective GAAP measures, excluding stock-based compensation expense, amortization of acquired intangible assets, employer payroll tax related to employee stock transactions, and acquisition-related expenses. Stock-based compensation expense includes the net effects of capitalization and amortization of stock-based compensation expense related to capitalized software and cloud-computing arrangement implementation costs. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of the compensation provided to our employees. Because of varying available valuation methodologies, subjective assumptions, and the variety of equity instruments that can impact a company’s non-cash expenses, we believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for meaningful comparisons between our operating results from period to period. The expense related to amortization of acquired intangible assets is dependent upon estimates and assumptions, which can vary significantly and are unique to each asset acquired; therefore, we believe that non-GAAP measures that adjust for the amortization of acquired intangible assets provide investors a consistent basis for comparison across accounting periods. The amount of employer payroll tax-related items on employee stock transactions is dependent on restricted stock unit (“RSU”) settlements, option exercises, related stock price, and other factors that are beyond our control and that do not correlate to the operation of our business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution than the accounting charges associated with such grants). Acquisition-related expenses include external and incremental transaction costs, such as legal and due diligence costs, and retention payments. These expenses are unpredictable and generally would not have otherwise been incurred in the periods presented as part of our continuing operations. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related expenses, may not be indicative of such future costs. We believe excluding acquisition-related expenses facilitates the comparison of our financial results to our historical operating results and to other companies in our industry. Overall, we believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results period-over-period and to those of peer companies.

The following tables present reconciliations of our GAAP financial measures to our non-GAAP financial measures for the periods presented:
Reconciliation of gross profit and gross margin to non-GAAP gross profit and non-GAAP gross margin:

	Year Ended December 31,
	2023	2022	2021

	(dollars in thousands)
Revenue	$950,010	$720,203	$514,821
Gross profit	775,548	571,787	416,509
Stock-based compensation expense	11,491	7,253	8,094
Amortization of acquired technology intangible assets	22,396	22,428	7,522
Employer payroll tax on employee stock transactions	540	308	457
Acquisition-related expenses	—	—	2
Non-GAAP gross profit	$809,975	$601,776	$432,584
Gross margin	82%	79%	81%
Non-GAAP gross margin	85%	84%	84%

Reconciliation of operating expenses to non-GAAP operating expenses:

	Year Ended December 31,
	2023	2022	2021

	(dollars in thousands)
Revenue	$950,010	$720,203	$514,821
GAAP sales and marketing	494,908	424,976	308,511
Stock-based compensation expense	(55,162)	(53,397)	(68,755)
Amortization of acquired intangible assets	(12,425)	(12,425)	(3,600)
Employer payroll tax on employee stock transactions	(2,766)	(1,955)	(2,325)
Acquisition-related expenses	(2,483)	(1,725)	(488)
Non-GAAP sales and marketing	$422,072	$355,474	$233,343
GAAP sales and marketing as a percentage of revenue	52%	59%	60%
Non-GAAP sales and marketing as a percentage of revenue	44%	49%	45%

GAAP research and development	$300,571	$270,982	$237,290
Stock-based compensation expense	(68,275)	(63,262)	(85,040)
Amortization of acquired intangible assets	(2,757)	(3,528)	(2,674)
Employer payroll tax on employee stock transactions	(3,217)	(2,474)	(2,606)
Acquisition-related expenses	(6,370)	(5,549)	(1,348)
Non-GAAP research and development	$219,952	$196,169	$145,622
GAAP research and development as a percentage of revenue	32%	38%	46%
Non-GAAP research and development as a percentage of revenue	23%	27%	28%

GAAP general and administrative	$195,746	$166,283	$156,635
Stock-based compensation expense	(44,406)	(38,974)	(65,272)
Employer payroll tax on employee stock transactions	(1,910)	(1,202)	(1,127)
Acquisition-related expenses	(35)	(2,128)	(7,442)
Non-GAAP general and administrative	$149,395	$123,979	$82,794
GAAP general and administrative as a percentage of revenue	21%	23%	30%
Non-GAAP general and administrative as a percentage of revenue	16%	17%	16%

Reconciliation of loss from operations and operating margin to non-GAAP income (loss) from operations and non-GAAP operating margin:

	Year Ended December 31,
	2023	2022	2021

	(dollars in thousands)
Revenue	$950,010	$720,203	$514,821
Loss from operations	(215,677)	(290,454)	(285,927)
Stock-based compensation expense	179,334	162,886	227,161
Amortization of acquired intangible assets	37,578	38,381	13,796
Employer payroll tax on employee stock transactions	8,433	5,939	6,515
Acquisition-related expenses	8,888	9,402	9,280
Non-GAAP income (loss) from operations	$18,556	$(73,846)	$(29,175)
Operating margin	(23%)	(40%)	(56%)
Non-GAAP operating margin	2%	(10%)	(6%)
Liquidity and Capital Resources
As of December 31, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $678.0 million, which were held in money market funds, U.S. treasury securities, corporate notes and obligations, time deposits, commercial paper, checking accounts, and savings accounts. Our investments in marketable securities are exposed to interest rate risk; however, due to the short-term nature of our investments, we do not anticipate being exposed to material risks due to changes in interest rates.
As of December 31, 2023, we had outstanding letters of credit on an unsecured basis totaling approximately $5.6 million to secure various leased office facilities in the U.S. and Australia.
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
In the next 12 months, we have contractual commitments consisting of operating lease obligations of $12.0 million, finance lease obligations of $3.9 million, and non-cancelable purchase commitments of $37.5 million, as disclosed in Note 6 and Note 11 of the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We believe our existing cash, cash equivalents, and marketable securities will be sufficient to meet our needs for at least the next 12 months. While we have generated positive cash flows from operations in recent years, we have continued to generate losses from operations, as reflected in our accumulated deficit of $1.1 billion as of December 31, 2023. We may not achieve profitability in the foreseeable future and may require additional capital resources to execute strategic initiatives to grow our business.
This assessment is a forward-looking statement and involves risks and uncertainties. Beyond the next 12 months, we have contractual commitments that we are reasonably likely to incur consisting of operating lease obligations of $41.1 million, finance lease obligations of $56.4 million, and non-cancelable purchase commitments of $22.5 million, as disclosed in Note 6 and Note 11 of the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our additional future capital requirements will depend on many factors, including our revenue growth rate, new customer acquisition and subscription renewal activity, timing of billing activities, our ability to integrate the companies or technologies we acquire and realize strategic and financial benefits from our investments and acquisitions, other strategic transactions or investments we may enter into, the timing and extent of spending to support further sales and marketing and research and development efforts, general and administrative expenses to support our growth, including international expansion and inflation. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing to fund these activities. If we are unable to raise additional capital when desired, or on acceptable terms, our business, results of operations, and financial condition could be materially adversely affected.
Further, as of December 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2023	2022	2021

	(dollars in thousands)
Net cash provided by operating activities	$92,015	$12,608	$36,730
Net cash used in investing activities	(76,061)	(340,476)	(541,768)
Net cash provided by financing activities	41,165	38,652	711,826
Operating Activities
Our largest source of cash from operating activities is collections from the sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting and software license expenses, and overhead.
Net cash provided by operating activities was $92.0 million in 2023 which resulted from a net loss of $189.7 million, adjusted for non-cash charges of $258.3 million and a net cash inflow of $23.4 million from changes in operating expenses and liabilities. The $23.4 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:
•a $106.6 million increase in deferred revenue primarily due to the growth of our business and timing of billings; and
•a $4.8 million increase in accrued expenses and other liabilities primarily due to the size of bonus and payroll accruals, and cash payments to our vendors.
These changes in our operating assets and liabilities were partially offset by the following:
•a $57.5 million increase in accounts receivable primarily due to the growth of our business and timing of billings and cash receipts from customers;
•a $13.8 million decrease in operating lease liabilities related to lease payments;
•a $9.3 million increase in deferred contract cost assets related to commissions as a result of additional customer contracts closed during the period; and
•a $6.4 million increase in prepaid expenses and other current assets primarily due to timing of cash payments to our vendors.

Net cash provided by operating activities was $12.6 million in 2022, which resulted from a net loss of $286.9 million, adjusted for non-cash charges of $237.8 million and a net cash inflow of $61.7 million from changes in operating assets and liabilities. The $61.7 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:
•a $97.0 million increase in deferred revenue primarily due to the growth of our business and timing of billings; and
•a $34.6 million increase in accrued expenses and other liabilities primarily due to personnel-related expenses and timing of cash payments to our vendors.
These changes in our operating assets and liabilities were partially offset by the following:
•a $35.8 million increase in accounts receivable primarily due to timing of billings and cash receipts from customers from the growth of our business;
•a $22.0 million increase in deferred contract cost assets related to commissions as a result of additional customer contracts closed during the period;
•an $8.9 million decrease in operating lease liabilities related to lease payments; and
•a $3.8 million increase in prepaid expenses and other assets primarily due to timing of cash payments to our vendors.
Investing Activities
Net cash used in investing activities of $76.1 million in 2023 consisted of cash outflows for purchases of marketable securities of $402.4 million, capitalized software development costs of $34.7 million, originations for materials financing of $24.0 million, purchases of property and equipment of $10.3 million primarily related to improvements to our leased office spaces and computer equipment purchases, and asset acquisitions of $7.8 million. Such outflows were partially offset by $372.2 million in maturities of marketable securities, $26.2 million of customer repayments for materials financing, and $5.5 million in sales of marketable securities.
Net cash used in investing activities of $340.5 million in 2022 consisted of purchases of marketable securities of $369.2 million, capitalized software development costs of $33.6 million, originations for materials financing of $23.5 million, purchases of property and equipment of $15.8 million, and purchases of strategic investments of $4.0 million. Such outflows were partially offset by $85.6 million of maturities of marketable securities, $18.7 million of customer repayments for materials financing, and $1.3 million in cash receipts from the settlement of post-close working capital adjustments related to our acquisitions of Levelset and LaborChart in the fourth quarter of 2021.
Financing Activities
Net cash provided by financing activities of $41.2 million in 2023 consisted of $25.4 million in proceeds from employee purchases under the ESPP and $17.6 million in proceeds from stock option exercises, partially offset by $1.8 million in payments on our finance lease obligations.
Net cash provided by financing activities was $38.7 million in 2022, which primarily consisted of $22.4 million in proceeds from stock option exercises and $22.1 million in proceeds from our ESPP, partially offset by $3.9 million in deferred payments related to our acquisition of Indus.ai Inc. in 2021, and $1.7 million in payments on our finance lease obligations.

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
We determine revenue recognition through the following steps:
•identification of the contract, or contracts, with the customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of the revenue when, or as, we satisfy a performance obligation.
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
Stock-Based Compensation
Stock-based compensation expense related to stock awards is recognized based on the fair value of the awards granted. The fair value of RSUs, performance-based restricted stock units (“PSUs”), and restricted stock awards is based on the estimated fair value of our common stock on the grant date. The fair value of each option award and ESPP purchase right is estimated on the grant date using the Black-Scholes option pricing model. The primary input in determining the fair value of the stock-based awards is the value of our common stock. The determination of the grant date fair value using the Black-Scholes option-pricing model is affected by volatility, expected term, dividend yield, and risk-free rate. These assumptions represent management’s best estimates and if different assumptions had been used, our stock-based compensation expense could have been materially different.
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
Prior to our initial public offering (“IPO”), we had granted RSUs to certain employees and non-employee consultants that contained both liquidity- and service-based vesting conditions. Upon the effective date of the registration statement for our IPO in May 2021, the liquidity-based condition for all RSUs granted was satisfied and we recognized a cumulative catch-up stock-based compensation adjustment in our consolidated statement of operations and comprehensive loss for the portion of the service period satisfied from the grant date through the effective date of the registration statement. Substantially all awards granted subsequent to the IPO vest based on continued service, which is generally over four years.
In 2022 and 2023 we granted PSUs to certain employees, which vest based on the achievement of certain operating performance targets. Such awards also require the employees' continued service through the date the related shares vest. We recognize compensation expense for such awards on a graded vesting basis, through the expected vest date, beginning in the period in which it becomes probable that the performance target will be achieved. Management reassesses the probability of achievement for such awards each reporting period. The portion of expense recognized in any period may fluctuate depending on changing estimates of the achievement of the performance conditions.
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
Recent Accounting Pronouncements
See “Summary of Significant Accounting Policies” in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of recently issued accounting pronouncements.

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
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $678.0 million as of December 31, 2023. Cash, cash equivalents, and marketable securities consist of money market funds, U.S. treasury securities, corporate notes and obligations, time deposits, commercial paper, checking accounts, and savings accounts. The cash and cash equivalents are held for working capital and general corporate purposes. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of December 31, 2023, a hypothetical 100 basis points increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Procore Technologies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Procore Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company’s consolidated revenue was $950.0 million for the year ended December 31, 2023. The Company generates substantially all of its revenue from subscriptions for access to its software products and related support. Access to software products and support represents a series of distinct services as the Company fulfills its obligation to the customer and the customer receives and consumes the benefits of the software products and support over the subscription term. The series of distinct services represents a single performance obligation. The transaction price is determined by the stated fixed fees in the contract and revenue is recognized ratably over the term of the subscription agreement.
The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to revenue recognized.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to the revenue recognition process, including controls over the revenue recognized. These procedures also included, among others (i) evaluating the revenue recognized on a test basis by (a) obtaining and inspecting source documents, such as contracts and cash receipts from customers and (b) recalculating revenue recognized based on the terms of the related contract, and (ii) evaluating occurrence and accuracy of revenue on a test basis, by examining valid contracts and other supporting documents, as applicable.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 26, 2024
We have served as the Company’s auditor since 2015.

Procore Technologies, Inc.
Consolidated Balance Sheets

	December 31,
(in thousands, except number of shares and par value)	2023	2022
Assets
Current assets
Cash and cash equivalents	$357,790	$296,712
Marketable securities (amortized cost of $320,166 and $286,001 at December 31, 2023 and 2022, respectively)	320,161	285,493
Accounts receivable, net of allowance for credit losses of $4,791 and $4,113 at December 31, 2023 and 2022, respectively	206,644	148,683
Contract cost asset, current	28,718	23,600
Prepaid expenses and other current assets	42,421	44,731
Total current assets	955,734	799,219
Capitalized software development costs, net	83,045	58,577
Property and equipment, net	36,258	39,193
Right of use assets - finance leases	34,375	37,026
Right of use assets - operating leases	44,141	41,934
Contract cost asset, non-current	44,564	40,477
Intangible assets, net	137,546	162,953
Goodwill	539,354	539,128
Other assets	18,551	21,903
Total assets	$1,893,568	$1,740,410
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,177	$14,282
Accrued expenses	100,075	99,182
Deferred revenue, current	501,903	396,535
Other current liabilities	27,275	21,639
Total current liabilities	642,430	531,638
Deferred revenue, non-current	7,692	5,278
Finance lease liabilities, non-current	43,581	45,578
Operating lease liabilities, non-current	37,923	38,087
Other liabilities, non-current	6,332	3,049
Total liabilities	737,958	623,630
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized at December 31, 2023 and 2022; 0 shares issued and outstanding at December 31, 2023 and 2022.	—	—
Common stock, 0.0001 par value, 1,000,000,000 shares authorized at December 31, 2023 and 2022; 144,806,464 and 139,159,534 shares issued and outstanding at December 31, 2023 and 2022, respectively.	15	14
Additional paid-in capital	2,295,807	2,068,225
Accumulated other comprehensive loss	(1,375)	(2,316)
Accumulated deficit	(1,138,837)	(949,143)
Total stockholders’ equity	1,155,610	1,116,780
Total liabilities and stockholders’ equity	$1,893,568	$1,740,410
The accompanying notes are an integral part of these consolidated financial statements.

Procore Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except share and per share amounts)	2023	2022	2021
Revenue	$950,010	$720,203	$514,821
Cost of revenue	174,462	148,416	98,312
Gross profit	775,548	571,787	416,509
Operating expenses
Sales and marketing	494,908	424,976	308,511
Research and development	300,571	270,982	237,290
General and administrative	195,746	166,283	156,635
Total operating expenses	991,225	862,241	702,436
Loss from operations	(215,677)	(290,454)	(285,927)
Interest income	19,779	5,826	175
Interest expense	(1,957)	(2,135)	(2,328)
Accretion income, net	9,794	2,035	—
Other expense, net	(360)	(1,737)	(843)
Loss before provision for (benefit from) income taxes	(188,421)	(286,465)	(288,923)
Provision for (benefit from) income taxes	1,273	466	(23,758)
Net loss	$(189,694)	$(286,931)	$(265,165)
Net loss per share attributable to common stockholders, basic and diluted	$(1.34)	$(2.10)	$(2.86)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	141,961,467	136,525,728	92,673,453
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	$437	$(1,355)	$(770)
Unrealized income (loss) on available-for-sale debt and marketable securities, net of tax	504	(378)	-
Total other comprehensive income (loss)	941	(1,733)	(770)
Comprehensive loss	$(188,753)	$(288,664)	$(265,935)
The accompanying notes are an integral part of these consolidated financial statements.

Procore Technologies, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	85,331,278	$727,474	30,707,113	$3	$124,755	$187	$(397,047)	$(272,102)
Exercise of stock options	—	—	4,083,461	—	42,321	—	—	42,321
Stock-based compensation	—	901	—	—	231,507	—	—	231,507
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(85,331,278)	(728,375)	85,331,278	9	728,366	—	—	728,375
Issuance of common stock upon initial public offering, net of underwriting discounts and offering costs	—	—	10,410,000	1	657,634	—	—	657,635
Issuance of common stock, net of common stock withheld for tax liability upon settlement of restricted stock units	—	—	2,538,535	—	(15)	—	—	(15)
Issuance of common stock for employee stock purchase plan	—	—	166,370	—	9,475	—	—	9,475
Issuance of common stock for business combination	—	—	610,499	—	58,028	—	—	58,028
Issuance of restricted stock awards	—	—	199,670	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(770)	—	(770)
Net loss	—	—	—	—	—	—	(265,165)	(265,165)
Balance as of December 31, 2021	—	$—	134,046,926	$13	$1,852,071	$(583)	$(662,212)	$1,189,289
Exercise of stock options	—	—	1,716,286	—	22,317	—	—	22,317
Stock-based compensation	—	—	—	—	171,704	—	—	171,704
Issuance of common stock upon settlement of restricted stock units	—	—	2,845,174	1	—	—	—	1
Issuance of common stock for employee stock purchase plan	—	—	551,753	—	22,133	—	—	22,133
Adjustment of holdback shares released for business combination	—	—	(605)	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(1,733)	—	(1,733)
Net loss	—	—	—	—	—	—	(286,931)	(286,931)
Balance as of December 31, 2022	—	$—	139,159,534	$14	$2,068,225	$(2,316)	$(949,143)	$1,116,780
Exercise of stock options	—	—	1,371,834	—	17,630	—	—	17,630
Stock-based compensation	—	—	—	—	184,552	—	—	184,552
Issuance of common stock upon settlement of restricted stock units	—	—	3,699,168	1	—	—	—	1
Issuance of common stock for employee stock purchase plan	—	—	575,928	—	25,400	—	—	25,400
Other comprehensive income	—	—	—	—	—	941	—	941
Net loss	—	—	—	—	—	—	(189,694)	(189,694)
Balance as of December 31, 2023	—	$—	144,806,464	$15	$2,295,807	$(1,375)	$(1,138,837)	$1,155,610
The accompanying notes are an integral part of these consolidated financial statements.

Procore Technologies, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2023	2022	2021
Operating activities
Net loss	$(189,694)	$(286,931)	$(265,165)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock-based compensation	174,835	162,886	227,161
Depreciation and amortization	71,633	63,039	36,376
Accretion of discounts on marketable debt securities, net	(9,790)	(2,009)	—
Abandonment of long-lived assets	1,488	1,344	554
Noncash operating lease expense	13,092	10,170	7,569
Unrealized foreign currency (gain) loss, net	(524)	(351)	685
Deferred income taxes	(769)	(283)	(24,493)
Provision for credit losses	8,052	2,584	129
Decrease (increase) in fair value of strategic investments	287	483	(32)
Changes in operating assets and liabilities, net of effect of asset acquisitions and business combinations
Accounts receivable	(57,492)	(35,817)	(34,184)
Deferred contract cost assets	(9,306)	(21,974)	(10,157)
Prepaid expenses and other assets	(6,368)	(3,754)	(16,811)
Accounts payable	(938)	459	3,954
Accrued expenses and other liabilities	4,759	34,623	38,176
Deferred revenue	106,590	97,029	78,671
Operating lease liabilities	(13,840)	(8,890)	(5,703)
Net cash provided by operating activities	92,015	12,608	36,730
Investing activities
Purchases of property and equipment	(10,325)	(15,782)	(12,383)
Capitalized software development costs	(34,685)	(33,648)	(15,248)
Purchases of strategic investments	(764)	(3,959)	(4,300)
Purchases of marketable securities	(402,424)	(369,206)	—
Maturities of marketable securities	372,240	85,632	—
Sales of marketable securities	5,452	—	—
Originations of materials financing	(23,972)	(23,489)	—
Customer repayments of materials financing	26,242	18,685	—
Asset acquisitions, net of cash acquired	(7,825)	—	—
Acquisition of businesses, net of cash acquired	—	—	(509,837)
Settlement of post-close working capital adjustments from business combinations	—	1,291	—
Net cash used in investing activities	$(76,061)	$(340,476)	$(541,768)
The accompanying notes are an integral part of these consolidated financial statements.

Procore Technologies, Inc.
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
(in thousands)	2023	2022	2021
Financing activities
Proceeds from initial public offering	$—	$—	$665,129
Proceeds from stock option exercises	17,618	22,364	43,086
Proceeds from employee stock purchase plan	25,400	22,133	9,475
Payments of deferred offering costs	—	(270)	(3,880)
Payments of deferred business acquisition consideration	—	(3,870)	(475)
Principal payments under finance lease agreements, net of proceeds from lease incentives	(1,853)	(1,705)	(1,509)
Net cash provided by financing activities	41,165	38,652	711,826
Net increase (decrease) in cash, cash equivalents and restricted cash	57,119	(289,216)	206,788
Effect of exchange rate changes on cash	855	(180)	(829)
Cash, cash equivalents and restricted cash, beginning of period	299,816	589,212	383,253
Cash, cash equivalents and restricted cash, end of period	$357,790	$299,816	$589,212

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$357,790	$296,712	$586,108
Restricted cash, non-current at end of period included in other assets	—	3,104	3,104
Total cash, cash equivalents and restricted cash at end of period shown in the consolidated statements of cash flows	$357,790	$299,816	$589,212
Supplemental disclosure of cash flow information
Cash paid for interest other than finance leases	$4	$94	$186
Cash paid for income taxes, net of refunds received	859	700	419
Stock-based compensation capitalized for cloud-computing arrangement costs	296	256	346
Cash received for lease incentives	789	2,024	1,490
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	1,953	2,017	2,076
Operating cash flows from operating leases	15,971	12,092	8,346
Financing cash flows from finance leases	2,054	1,906	1,710
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses at year end	754	1,472	2,758
Capitalized software development costs included in accounts payable and accrued expenses at year end	1,905	1,645	1,287
Deferred offering costs included in accounts payable and accrued expenses at year end	—	—	270
Indemnity holdback consideration associated with business combinations included in other current liabilities at year end	—	—	4,050
Deferred asset acquisition payment included in other non-current liabilities at year end	1,405	—	—
Issuance of common stock as consideration in business combinations	—	—	58,028
Stock-based compensation capitalized for software development	9,421	8,562	4,901
Conversion of available-for-sale debt securities into equity securities	—	3,680	—
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	—	—	728,375
Right of use assets obtained in exchange for operating lease liabilities	15,385	10,198	1,857
Noncash net change due to operating lease remeasurement	(115)	(1,642)	9
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Use of estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates its estimates and assumptions for continued reasonableness, primarily with respect to revenue recognition, the period of benefit of contract cost assets, the fair value of assets acquired and liabilities assumed in a business combination or asset acquisition, stock-based compensation expense, the recoverability of goodwill and long-lived assets, useful lives of long-lived assets, capitalization of software development costs, income taxes, including related reserves and allowances, provision for credit losses, incremental borrowing rates and estimation of lease terms applied in lease accounting, and self-insurance reserve estimates. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable. Actual results could differ from the Company’s estimates.

Procore Technologies, Inc. Notes to Consolidated Financial Statements

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
The Company maintains its cash, cash equivalents, and restricted cash balances with major financial institutions that may at times exceed federally insured limits. However, the Company believes that these financial institutions are financially sound with minimal credit risk. During the years ended December 31, 2023 and 2022, there were no credit losses recorded on cash, cash equivalents, or restricted cash.
Investments in marketable securities consist primarily of investment-grade securities and the Company’s investment policy limits the amount of credit exposure to any individual issuer. The Company periodically assesses its portfolio of marketable securities for impairment due to credit losses. The Company evaluates each investment in an unrealized loss position to determine if any portion of the unrealized loss is related to credit losses. In determining whether a credit loss may exist, the Company considers the extent of the unrealized loss position, any adverse conditions specifically related to the security or the issuer’s operating environment, the pay structure of the security, the issuer’s payment history, and any changes in the issuer’s credit rating. Unrealized losses on marketable securities due to expected credit losses are recognized in other expense, net in the accompanying consolidated statements of operations and comprehensive loss. During the years ended December 31, 2023 and 2022, there were no credit losses recorded on marketable securities.
Accounts receivable are recorded at the invoiced amounts, do not require collateral or bear interest, and mainly result from subscriptions to access the Company’s software products. The Company regularly assesses the need for allowances for expected losses from these accounts receivable. Each reporting period, the Company evaluates the collectability of its accounts receivable based on a number of factors such as the age of the receivables, credit quality, historical experience, and current and future economic conditions that may affect a customer’s ability to pay. As of December 31, 2023 and 2022, the Company's allowance for expected credit losses was $4.8 million and $4.1 million, respectively. No customer represented 10% or more of the consolidated accounts receivable balance as of December 31, 2023 and 2022. No single customer accounted for 10% or more of total revenue for the years ended December 31, 2023, 2022, and 2021.
The Company also has receivables related to its materials financing program that financed customers’ purchases of construction materials on deferred payment terms. The related allowance recorded on the Company’s materials financing receivables is primarily based on expectations of credit losses based on a number of factors, such as the age of the receivables, historical loss data, and macroeconomic conditions that may affect a customer’s ability to pay.

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Cash, cash equivalents, and restricted cash
The Company classifies all investments that are readily convertible to known amounts of cash and have maturities of three months or less from the date of purchase as cash equivalents, which are carried at fair value. Cash includes cash held in checking and savings accounts. As of December 31, 2023 and 2022, cash equivalents comprised money market funds that were recorded at fair value which approximates amortized cost.
From time to time, the Company may post cash collateral to satisfy certain contractual arrangements that arise in the normal course of business and that is contractually restricted as to use. The Company held no restricted cash as of December 31, 2023 and $3.1 million of restricted cash as of December 31, 2022. Restricted cash as of December 31, 2022 was included in other assets on the accompanying consolidated balance sheet and consisted of funds required to secure certain corporate credit card accounts. The cash was released from restriction during 2023.
Marketable securities
Investments with stated maturities of greater than three months are classified as marketable securities, which consist of United States (“U.S.”) treasury securities, commercial paper, corporate notes and obligations, and time deposits. All marketable securities held as of December 31, 2023 and 2022 are classified as short-term available-for-sale debt securities, which are recorded at fair value. The Company's marketable securities are classified as either short-term or long-term in the accompanying consolidated balance sheets based on the security's contractual maturity at balance sheet date. The Company re-evaluates such classification at each balance sheet date.
Any unrealized gains and losses, net of tax, that are not due to expected credit losses are included in accumulated other comprehensive loss, a component of stockholders’ equity in the accompanying consolidated financial statements. Interest recorded on marketable securities is recorded in interest income, with accretion of discounts, net of amortization of premiums, recorded in accretion income, net, on the accompanying consolidated statements of operations and comprehensive loss. Refer to Note 3 for further details on the Company’s marketable securities portfolio.
Materials financing revenues and receivables
In connection with its acquisition of Express Lien, Inc. (d/b/a Levelset) (“Levelset”), in November 2021, the Company assumed a materials financing program to help facilitate the purchase of construction materials from fulfillment partners (the Company’s suppliers) on behalf of its customers, allowing such customers to finance their materials purchases from the Company on deferred payment terms. Prior to the Company ceasing originations under its materials financing program in October 2023, the fulfillment partner was primarily responsible for fulfilling the materials purchases and the Company did not have control over such materials. The Company earned revenues from origination fees and finance charges on the amounts it has financed for customers on deferred payment terms, which were typically 120 days. Such fees earned were computed and recognized based on the effective interest method and are presented net of any related reserves and amortization of deferred origination costs. During the years ended December 31, 2023 and 2022, the Company incurred credit losses of $8.1 million and $1.8 million, respectively, related to its materials financing program, which are recorded in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.
As of December 31, 2023 and 2022, gross receivables outstanding from customers under the materials financing program were $5.7 million and $13.6 million, respectively, and the related allowance for expected credit losses was $3.8 million and $2.1 million, respectively. Materials financing receivables, net of allowances, are recorded within prepaid expenses and other current assets on the accompanying consolidated balance sheets.
Foreign currency transactions and translation
The functional currency of the Company’s foreign subsidiaries in Australia, Canada, and England is the local currency of such countries, and the functional currency of the Company’s subsidiaries in Mexico, Egypt, Singapore, United Arab Emirates, France, Ireland, and Germany is U.S. Dollars. For foreign subsidiaries where

Procore Technologies, Inc. Notes to Consolidated Financial Statements

the functional currency is the local currency of such countries, assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the balance sheet date, stockholders’ equity is translated at the applicable historical exchange rate, and revenue and expenses are translated using the average exchange rates during the period. The effect of exchange rate changes resulting from the translation of the foreign subsidiary financial statements is accounted for as a component of accumulated other comprehensive loss.
In addition, the Company incurs foreign currency transaction gains and losses, including those related to intercompany agreements among the Company and its subsidiaries, which are recorded in other expense, net in the accompanying consolidated statements of operations and comprehensive loss. Foreign currency gains and losses were not material for the years ended December 31, 2023, 2022, and 2021.
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

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Self-insurance reserves
In January 2022, the Company elected to partially self-fund its health insurance plan. To reduce its risk related to high-dollar claims, the Company maintains individual stop-loss insurance. The Company estimates its exposure for claims incurred at the end of each reporting period, including claims not yet reported, with the assistance of an independent third-party actuary. As of December 31, 2023 and 2022, the Company’s self-insurance accrual was $3.3 million and $1.9 million, respectively, included within other current liabilities on the accompanying consolidated balance sheets.
Strategic investments
Investments in equity securities
The Company holds investments in equity securities of certain privately held companies, which do not have readily determinable fair values. The Company does not have a controlling interest or significant influence in these companies. The Company has elected to measure the non-marketable equity securities at cost, with remeasurements to fair value only upon the occurrence of observable price changes in orderly transactions for the identical or similar securities of the same issuer, or in the event of any impairment. This election is reassessed each reporting period to determine whether a non-marketable equity security has a readily determinable fair value, in which case the security would no longer be eligible for this election. All gains and losses on such equity securities, realized and unrealized, are recorded in other expense, net on the accompanying consolidated statements of operations and comprehensive loss. The Company evaluates its non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. If an impairment exists, a loss is recognized in the accompanying consolidated statements of operations and comprehensive loss for the amount by which the carrying value exceeds the fair value of the investment.
Investments in limited partnership funds
The Company also holds investments in certain limited partnership funds. The Company does not hold a controlling interest or significant influence in these limited partnerships. The fair value of such investments is valued using the Net Asset Value (“NAV”) provided by the fund administrator as a practical expedient.
Available-for-sale debt securities
The Company also holds certain investments in debt securities of privately held companies, which are classified as available-for-sale debt securities. Such available-for-sale debt securities are recorded at fair value with changes in fair value recorded in other comprehensive income or loss. The Company periodically reviews its available-for-sale debt securities to determine if there has been an other-than-temporary decline in fair value. If the impairment is deemed other-than-temporary, the portion of the impairment related to credit losses is recognized in other expense, net in the accompanying consolidated statements of operations and comprehensive loss, and the portion related to non-credit related losses is recognized as a component of comprehensive loss.
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

Procore Technologies, Inc. Notes to Consolidated Financial Statements

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
Intangible assets and goodwill
All of the Company’s finite-lived intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from three to 10 years. The Company evaluates the recoverability of its finite-lived intangible assets periodically by considering events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.
The Company has an in-process research and development (“IPR&D”) intangible asset, which is considered indefinite-lived and is assessed annually for impairment. Upon completion of the project, the IPR&D intangible asset would be considered a finite-lived intangible asset and amortized over its estimated useful life. If the project were to be abandoned, the IPR&D would be considered fully impaired and recognized in research and development expenses within the accompanying consolidated statements of operations and comprehensive loss.
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

Procore Technologies, Inc. Notes to Consolidated Financial Statements

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
The Company also capitalizes certain software development costs which are used internally, rather than developments to the Company’s platform. Such costs are amortized on a straight-line basis over the developed software’s estimated useful life, which is generally three to five years, and the related amortization expense is recorded in operating expenses within the accompanying consolidated statements of operations and comprehensive loss. Abandonments of software development costs have been immaterial in all periods presented.
Cloud computing arrangements
The Company capitalizes qualifying implementation costs related to hosting arrangements that are service contracts (cloud computing arrangements). Such costs are amortized on a straight-line basis over the software’s estimated useful life, which is generally the term of the hosting relationship, and ranges from three to five years. The related amortization expense is recorded in operating expenses within the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2023 and 2022, the Company’s gross capitalized costs were $10.3 million and $7.2 million, respectively, and the related accumulated amortization was $2.9 million and $1.3 million, respectively. Capitalized amounts are included in prepaid expenses and other current assets and other assets on the accompanying consolidated balance sheets.
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
As of December 31, 2023 and 2022, the carrying value of the Company’s financial instruments included in current assets and current liabilities (including accounts receivable, accounts payable, and accrued expenses) approximate fair value due to the short-term nature of such items. The Company measures its cash held in money market funds, marketable securities, and investments in available-for-sale debt securities at fair value each reporting period. The estimation of fair value for available-for-sale debt securities in private companies requires the use of significant unobservable inputs, and as a result, the Company classifies these assets as Level 3 within the fair value hierarchy.
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

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Impairment and abandonment of long-lived assets
The Company evaluates long-lived assets, including finite-lived intangible assets, property and equipment, leases, capitalized software development costs, and cloud computing arrangements, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Impairment testing is performed at an asset level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, or an asset group. Recoverability of asset groups to be held and used is measured by comparison of the carrying value of the asset group to the estimated undiscounted future cash flows expected to be generated from the use of such assets. If the undiscounted future cash flows are less than the carrying value of the asset group, an impairment is recognized based on the amount by which the carrying value exceeds the estimated fair value of the asset group. Assets to be abandoned with no remaining future service potential are written down to amounts expected to be recovered.
Revenue recognition
The Company generates substantially all of its revenue from subscriptions for access to its software products and related support. The software products are hosted on its cloud-based SaaS construction management platform. Subscriptions are sold for a fixed fee and revenue is recognized ratably over the term of the subscription. The Company’s subscription agreements generally have annual or multi-year terms, are typically subject to renewal at the end of the subscription term, are generally non-cancelable, and do not provide for refunds to customers or any other right of return. The Company generally invoices its customers at the beginning of each annual subscription period, and to a lesser extent, on a semi-annual or quarterly basis. To the extent the Company invoices its customers in advance of revenue recognition, it records deferred revenue. Consequently, a portion of the revenue that is reported each period is attributable to the recognition of revenue previously deferred and related to subscriptions that the Company entered into during previous periods. Subscription fees are generally due and payable upon receipt of invoice by the Company’s customers or within 30 days of the stated billing date. The Company does not provide the customer with the right to take possession of its software products at any time.
The Company determines revenue recognition through the following steps:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, the Company satisfies a performance obligation.
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

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Deferred revenue
Contract liabilities consist of revenue that is deferred when the Company has the contractual right to invoice in advance of transferring services to its customers. Substantially all deferred revenue at the beginning of 2023, 2022, and 2021 was recognized as revenue within the following 12-month period.
Remaining performance obligations
The transaction price allocated to remaining performance obligations (“RPO”) represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancelable contracts that will be invoiced and recognized as revenue in future periods. The Company’s current RPO represents future revenue under existing contracts that is expected to be recognized as revenue in the next 12 months. As of December 31, 2023, the aggregate amount of the transaction price allocated to RPO was $1.0 billion, of which the Company expects to recognize approximately $698.3 million, or 70%, as revenue in the next 12 months and substantially all of the remaining $302.2 million between 12 and 36 months thereafter.
Assets recognized from the costs to obtain a contract with a customer
The Company recognizes an asset for the incremental and recoverable costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be one year or longer. The Company elected the practical expedient that allows an entity to expense incremental contract costs as incurred if the amortization period of the assets would have otherwise been recognized in one year or less. The Company has determined that sales commissions paid for new contracts, including certain incremental sales to existing customers, meet the requirements to be capitalized as contract acquisition costs. The contract cost assets are deferred and then recognized in sales and marketing expense on a straight-line basis over the expected period of benefit, which the Company has determined to be four years. Sales commissions and bonuses for renewal contracts are not considered commensurate with sales commissions for new contracts, and therefore, the expected period of benefit for costs capitalized for initial contracts extends beyond the term of the initial contract. Judgment is required to determine the expected period of benefit, for which the Company considers estimates of customer lives and SaaS product technology life in making this determination. Write-offs of such costs have historically been immaterial.
The following table presents the changes in contract cost assets (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$64,077	$42,919	$33,052
Additions	37,243	41,750	25,978
Amortization	(28,038)	(20,592)	(16,111)
Ending balance	$73,282	$64,077	$42,919

Cost of revenue
Cost of revenue primarily consists of personnel-related compensation expenses for the Company’s customer support team, including salaries, benefits, stock-based compensation, payroll taxes, commissions, and bonuses. Additionally, cost of revenue includes non-personnel-related expenses, such as third-party hosting costs, amortization of acquired technology intangible assets, amortization of capitalized software development costs related to the Company’s platform, software license fees, and allocated overhead.
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

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Sales and marketing
Sales and marketing expenses primarily consist of personnel-related compensation expenses for the Company’s sales and marketing organizations. Additionally, sales and marketing expenses include non-personnel-related expenses, such as advertising costs, marketing events, travel, trade shows, and other marketing activities; amortization of acquired customer relationship intangible assets; contractor costs to supplement the Company’s staff levels; consulting services; and allocated overhead. Advertising costs are expensed as incurred. During the years ended December 31, 2023, 2022, and 2021, the Company incurred advertising costs of $43.1 million, $37.2 million, and $27.2 million, respectively.
Research and development
Research and development expenses primarily consist of personnel-related compensation expenses for the Company’s engineering, product, and design teams. Additionally, research and development expenses include non-personnel-related expenses, such as contractor costs to supplement the Company’s staff levels, consulting services, amortization of certain acquired intangible assets used in research and development activities, and allocated overhead.
General and administrative
General and administrative expenses primarily consist of personnel-related compensation expenses for the Company’s human resources, information technology, finance, legal, executive, and other administrative functions. Additionally, general and administrative expenses include non-personnel-related expenses, such as professional fees for audit, legal, tax, and other external consulting services, including acquisition-related transaction expenses; costs associated with operating as a public company, including insurance costs, professional services, investor relations, and other compliance costs; property and use taxes; licenses, travel and entertainment costs; and allocated overhead.
Stock-based compensation
The Company recognizes stock-based compensation cost equal to the grant date fair value of stock-based awards. Stock-based awards include stock options, RSUs, employee stock purchase plan (“ESPP”), performance-based restricted stock units (“PSUs”), and restricted stock awards (“RSAs”).
The fair value of RSUs, PSUs, and RSAs is based on the estimated fair value of the Company’s common stock on the grant date. The fair value of stock options and ESPP purchase rights is estimated on the grant date using the Black-Scholes option pricing model. For awards that vest solely based on continued service, the grant date fair value is recognized as compensation expense on a straight-line basis over the requisite service period of the awards, which is generally four years. For awards that contain both performance and service vesting conditions, the grant date fair value is recognized as compensation expense using a graded vesting attribution model. No expense is recognized for awards with performance conditions until that condition is probable of being met, therefore the portion of expense recognized in any period may fluctuate depending on changing estimates of the achievement of the performance conditions. Forfeitures are recorded when they occur.
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

Procore Technologies, Inc. Notes to Consolidated Financial Statements

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
Recently issued accounting pronouncements - not yet adopted
Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The new amendment updates and improves reportable segment disclosure requirements through enhanced disclosures about significant segment expenses by requiring disclosure of incremental segment information on an annual and interim basis to enable investors to develop more decision-useful financial analysis. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 31, 2023 and for interim periods within fiscal years beginning after December 31, 2024, with early adoption permitted. Upon adoption, public entities should apply the amendments retrospectively to all periods presented in the financial statements. As the Company operates as a single operating segment, the adoption of ASU 2023-07 is not expected to have a material impact on its consolidated financial statements, including disclosures.
Improvements to Income Tax Disclosure
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”). The new amendment enhances transparency and usefulness of income tax disclosures by expanding disclosures in an entity’s income tax rate reconciliation table and income taxes paid. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2023-09 on its consolidated financial statements and disclosures.
3.INVESTMENTS
Marketable securities
Marketable securities consisted of the following as of December 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$128,479	$124	$(27)	$128,576
Commercial paper	47,415	1	(35)	47,381
Corporate notes and obligations	139,747	61	(128)	139,680
Time deposits	4,525	—	(1)	4,524
Total marketable securities	$320,166	$186	$(191)	$320,161

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Marketable securities consisted of the following as of December 31, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$86,666	7	$(196)	$86,477
Commercial paper	73,234	6	(326)	72,914
Corporate notes and obligations	65,150	—	—	65,150
Time deposits	60,951	1	—	60,952
Total marketable securities	$286,001	$14	$(522)	$285,493
All marketable securities held as of December 31, 2023 and 2022 had a contractual maturity of less than one year. During the year ended December 31, 2023, there were maturities and sales of marketable securities of $372.2 million and $5.5 million, respectively. During the year ended December 31, 2022, there were maturities of marketable securities of $85.6 million. There were no sales of marketable securities during the year ended December 31, 2022. Realized losses on the sale of marketable securities are recorded in other expense, net on the accompanying consolidated statements of operations and comprehensive loss. Such losses were immaterial during the year ended December 31, 2023. There were no impairments of marketable securities in any period presented.
Strategic investments
Strategic investment activity during the year ended December 31, 2023 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Available-for-Sale Debt Securities	Total
Balance as of December 31, 2022	$7,286	$3,402	$355	$11,043
Interest accrued	—	—	7	7
Purchases of strategic investments	—	764	—	764
Unrealized gains (losses)	68	(180)	—	(112)
Impairment losses	(175)	—	—	(175)
Balance as of December 31, 2023	$7,179	$3,986	$362	$11,527

Procore Technologies, Inc. Notes to Consolidated Financial Statements

In connection with the acquisition of Levelset in November 2021, which is further discussed in Note 7, the Company acquired a convertible promissory note (“Convertible Note”) in a privately held company. At the acquisition date, the fair value of the Convertible Note was $3.0 million. The Convertible Note was classified as an available-for-sale debt security at the acquisition date and was converted to an equity security in 2022. Strategic investment activity during the year ended December 31, 2022 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Available-for-Sale Debt Securities	Total
Balance as of December 31, 2021	$3,882	$—	$3,450	$7,332
Interest accrued	—	—	105	105
Purchases of strategic investments	—	3,609	350	3,959
Conversion of available-for-sale debt securities into equity securities	3,680	—	(3,680)	—
Unrealized (losses) gains	(139)	(207)	130	(216)
Impairment losses	(137)	—	—	(137)
Balance as of December 31, 2022	$7,286	$3,402	$355	$11,043
Strategic investments are recorded in other assets in the accompanying consolidated balance sheets. As of December 31, 2023, in connection with the Company’s investments in limited partnerships, it has a contractual obligation to provide additional investment funding of up to $5.6 million at the option of the investees.
4.FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial assets measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$303,452	$—	$—	$303,452
Marketable securities:
U.S. treasury securities	128,576	—	—	128,576
Commercial paper	—	47,381	—	47,381
Corporate notes and obligations	—	139,680	—	139,680
Time deposits	—	4,524	—	4,524
Strategic investments:
Investments in available-for-sale debt securities	—	—	362	362
Total	$432,028	$191,585	$362	$623,975

Procore Technologies, Inc. Notes to Consolidated Financial Statements

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$30,200	$—	$—	$30,200
Marketable securities:
U.S. treasury securities	86,477	—	—	86,477
Commercial paper	—	72,914	—	72,914
Corporate notes and obligations	—	65,150	—	65,150
Time deposits	—	60,952	—	60,952
Strategic investments:
Investments in available-for-sale debt securities	—	—	355	355
Total	$116,677	$199,016	$355	$316,048
5.PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Leasehold improvements	$29,681	$28,023
Building improvements	6,311	6,311
Furniture and fixtures	12,146	11,679
Computers and equipment	22,177	18,264
Purchased software	928	859
Property and equipment	71,243	65,136
Less: accumulated depreciation and amortization	(34,985)	(25,943)
Property and equipment, net	$36,258	$39,193
Depreciation and amortization expense was $11.8 million, $11.1 million, and $7.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.
6.LEASES
The Company has primarily entered into lease arrangements for office space, in addition to other miscellaneous equipment. The Company’s leases have initial non-cancelable lease terms ranging from one to 10 years. Some of the Company’s lease arrangements include options to extend the term of the leases for up to 10 years. However, the lessor does not have the option to cancel any of the Company’s leases prior to the end of the remaining contractual term. Judgment is required when determining the minimum non-cancelable term of the lease. The Company includes options to extend or terminate the lease term that are reasonably certain of exercise. If facts and circumstances regarding those judgments change in future periods, the Company reassesses its initial estimate of the term. The Company’s corporate headquarters offices have initial lease terms expiring in 2027, and a 10-year renewal option that the Company is reasonably certain it will exercise. The Company determined that the present value of lease payments represents substantially all of the fair value of the underlying leased asset and therefore recognizes its corporate headquarters as a finance lease.

Procore Technologies, Inc. Notes to Consolidated Financial Statements

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Finance lease cost:
Amortization of right of use assets	$2,672	$2,705	$2,683
Interest on lease liabilities	1,953	2,017	2,076
Operating lease cost	14,620	11,526	8,943
Short-term lease cost	1,344	674	47
Variable lease cost	4,821	5,667	4,370
Total lease cost	$25,410	$22,589	$18,119
Supplemental information related to leases is as follows (in thousands):

	December 31,
	2023	2022
Operating Leases
Operating right of use assets	$44,141	$41,934
Amount included within other current liabilities	10,399	8,801
Operating lease liabilities, non-current	37,923	38,087
Total operating lease liabilities	$48,322	$46,888
Finance Leases
Finance right of use assets	$34,375	$37,026
Amount included within other current liabilities	2,019	1,854
Finance lease liabilities, non-current	43,581	45,578
Total finance lease liabilities	$45,600	$47,432

	December 31,
	2023	2022	2021
Weighted-average remaining lease term (in years)
Finance leases	13.2	14.2	15.2
Operating leases	5.5	6.6	7.8
Weighted-average discount rate
Finance leases	4.21%	4.20%	4.20%
Operating leases	3.58%	2.89%	2.76%

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Maturities of lease payments for leases where the lease commencement date commenced on or prior to December 31, 2023 are as follows (in thousands):

Years Ending December 31,	Operating	Finance	Total
2024	$11,950	$3,893	$15,843
2025	9,982	4,013	13,995
2026	8,221	4,126	12,347
2027	7,165	4,288	11,453
2028	6,303	4,426	10,729
Thereafter	9,450	39,533	48,983
Total lease payments	$53,071	$60,279	$113,350
Less imputed interest	(4,749)	(14,679)	(19,428)
Total	$48,322	$45,600	$93,922
As of December 31, 2023, operating lease payments for leases greater than one month, but less than 12 months in duration were not significant. As of December 31, 2023, the Company had outstanding letters of credit totaling approximately $5.6 million on an unsecured basis to secure various leased office facilities in the U.S. and Australia.
7.BUSINESS COMBINATIONS
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
Of the total purchase consideration, $35.0 million of cash was placed in an escrow account held by a third party for potential breaches of representations and warranties. The escrow amount, net of any claims for such indemnifiable matters, was scheduled to be released from escrow to shareholders of Levelset 18 months after the acquisition date. In May 2023, the $35.0 million of cash held in escrow, net of indemnification claims, was released.

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
Customer relationships represent the fair value of the underlying relationships with Levelset’s existing customers, which were valued using the avoided loss of income method, which quantifies the acquiree’s loss of income if it loses the right to existing customers. Key assumptions under the avoided loss of income method include forecasted revenue to be generated from and expenses to service the customer relationships, customer cancellation rate, and a discount rate. The customer relationship intangible asset is amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the customer relationships are consumed, over its estimated useful life of four years. The amortization expense is recorded in sales and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss.
The $348.3 million goodwill balance is primarily attributable to synergies and expanded market opportunities that are expected to be achieved from the integration of Levelset with the Company’s offerings and assembled workforce. The goodwill balance is not deductible for income taxes purposes.
To retain certain Levelset employees, the Company issued 199,670 RSAs which vest based on their continued employment over two years, further discussed in Note 12. The total grant date fair value of shares issued of $19.0 million was excluded from the purchase consideration and was recognized as post-combination expense over the service period on a straight-line basis, unless the employees were terminated without cause.

Procore Technologies, Inc. Notes to Consolidated Financial Statements

As of December 31, 2023, all RSAs have vested and all stock-based compensation has been recognized, including $5.5 million of expense related to RSAs whose vesting was accelerated during 2023 upon the departure of certain employees.
In addition to issuing the RSAs discussed above, the Company also paid $11.0 million of cash retention payments that vest based on continued employment, at the close of the acquisition. The cash retention payments vest quarterly over a two-year service period and were subject to clawback if the employee was terminated for cause before the service vesting condition was met. The related compensation was recognized as post-combination expense over the service period on a straight-line basis. As of December 31, 2023, all expenses related to cash retention payments have been recognized, including $3.4 million of such expense which was accelerated during 2023 upon the departure of certain employees.
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

Year Ended December 31,
2021
Revenue	$532,690
Net Loss	$(355,612)

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

Procore Technologies, Inc. Notes to Consolidated Financial Statements

be achieved from the integration of LaborChart with the Company’s offerings and assembled workforce. Goodwill is not deductible for income tax purposes.
To retain certain LaborChart employees, the Company held back $9.0 million of the cash purchase price, which will vest based on continued employment over a three-year period. The cash holdback amount was excluded from the purchase consideration and is recorded as post-combination expense over the service period on a straight-line basis. During the years ended December 31, 2023 and 2022, the Company recorded $4.2 million and $3.0 million of expense, respectively, for the portion of the balance which vested in the respective year. The $4.2 million recorded during the year ended December 31, 2023 includes $2.1 million of expense that was accelerated in February 2023 due to the departure of a certain LaborChart employee.
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

Procore Technologies, Inc. Notes to Consolidated Financial Statements

8.INTANGIBLE ASSETS AND GOODWILL
Intangible assets
On September 15, 2023, the Company completed the acquisition of all outstanding equity of Unearth Technologies Inc. This acquisition was accounted for as an asset acquisition as substantially all of the fair value of the gross assets acquired were concentrated in a single identifiable asset. The total value of developed technology acquired was $9.2 million, which is comprised of $6.8 million in cash paid, $2.3 million as a result of the tax consequences of the transaction, and capitalized transaction expenses, which were immaterial. The acquired developed technology has an estimated useful life of five years, and the amortization expense is recorded in cost of revenue on the accompanying consolidated statements of operations and comprehensive loss.
During the year ended December 31, 2023, the Company also acquired a $2.8 million IPR&D intangible asset, which was capitalized as an indefinite-lived intangible asset and recorded in intangible assets within the accompanying consolidated balance sheet. No impairments of IPR&D were recorded during the year ended December 31, 2023
The Company’s finite-lived and indefinite-lived intangible assets are summarized as follows (dollars in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$166,453	$(67,221)	$99,232	4.3
Customer relationships	66,350	(30,884)	35,466	4.2
Total finite-lived intangible assets	232,803	(98,105)	134,698	4.3
In-process research and development	2,848	—	2,848
Total intangible assets	$235,651	$(98,105)	137,546

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$157,130	$(41,968)	$115,162	5.1
Customer relationships	66,350	(18,559)	47,791	4.9
Total	$223,480	$(60,527)	$162,953	5.1
The Company held no indefinite-lived intangible assets as of December 31, 2022.

Procore Technologies, Inc. Notes to Consolidated Financial Statements

The Company estimates that there is no significant residual value related to its finite-lived intangible assets. Amortization expense recorded on the Company's finite-lived intangible assets is summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$22,396	$22,428	$7,522
Sales and marketing	12,425	12,425	3,600
Research and development	2,757	3,528	2,674
Total amortization of acquired finite-lived intangible assets	$37,578	$38,381	$13,796
The following table outlines the estimated future amortization expense related to finite-lived intangible assets (in thousands):

Years Ending December 31,
2024	$38,710
2025	35,267
2026	20,547
2027	19,631
2028	16,557
Thereafter	3,986
Total	$134,698
Goodwill
The following table presents the changes in carrying amount of goodwill (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$539,128	$540,922
Other adjustments, net (1)	226	(1,794)
Ending balance	$539,354	$539,128
(1)Includes post-closing working capital adjustments and the effect of foreign currency translation.
There was no impairment of goodwill during any period presented.
9.CAPITALIZED SOFTWARE DEVELOPMENT COSTS
The Company’s capitalized software development costs are summarized as follows (in thousands):

	December 31,
	2023	2022
Gross carrying amount	$143,403	$100,431
Accumulated amortization	(60,358)	(41,854)
Net capitalized software costs (1)	$83,045	$58,577
(1)As of December 31, 2023 and 2022, the above balances include $12.5 million and $7.8 million, respectively, of capitalized software costs developed by the Company for internal use.

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Amortization of capitalized software related to the Company's SaaS platform was $17.6 million, $10.6 million, and $12.0 million for the years ended December 31, 2023, 2022, and 2021, respectively, and is recorded in cost of revenue within the accompanying consolidated statements of operations and comprehensive loss. Amortization of capitalized software related to software used internally was $1.7 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively, and is recorded in operating expenses within the accompanying consolidated statements of operations and comprehensive loss.
During 2023, 2022, and 2021, the Company recorded expense for certain software development costs of $0.4 million, $0.3 million, and $0.6 million, respectively, within research and development expense in the accompanying consolidated statements of operations and comprehensive loss, relating to development projects the Company decided to abandon prior to completion.
The estimated amortization is comprised of (i) amortization of completed software and (ii) the expected amortization for software that is not yet complete based on its estimated economic lives and projected completion dates. The following table presents the remaining estimated amortization of capitalized software development costs as of December 31, 2023 (in thousands):

Years Ending December 31,
2024	$31,796
2025	31,928
2026	15,728
2027	2,675
2028	815
Thereafter	103
Total	$83,045
10.ACCRUED EXPENSES
The following represents the components of accrued expenses contained within the Company’s consolidated balance sheets at the end of each period (in thousands):

	December 31,
	2023	2022
Accrued bonuses	$31,786	$28,357
Accrued commissions	16,494	20,389
Accrued salary, payroll tax, and employee benefit liabilities	36,171	34,113
Other accrued expenses	15,624	16,323
Total accrued expenses	$100,075	$99,182

Procore Technologies, Inc. Notes to Consolidated Financial Statements

11.COMMITMENTS AND CONTINGENCIES
Purchase commitments
As of December 31, 2023, future minimum payments under our non-cancellable purchase commitments for software service subscriptions and other services were as follows (in thousands):

Years Ending December 31,
2024	$37,492
2025	12,517
2026	4,239
2027	3,200
2028	2,500
Total	$59,948
Litigation
From time to time, the Company may be subject to various litigation matters arising in the ordinary course of business. However, the Company is not aware of any currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.
Indemnifications
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement, and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable.
The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. To date, the Company has not accrued a liability for these guarantees because the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.
12.STOCK-BASED COMPENSATION
Equity Incentive Plans
In May 2021, the board of directors of the Company (the “Board”) adopted, and the stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”) with the purpose of granting stock-based awards, including stock options, stock appreciation rights, RSAs, RSUs, PSUs, and other forms of awards, to employees, directors, and consultants. As of December 31, 2022, a total of 37,664,961 shares of common stock were authorized for issuance under the 2021 Plan. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to (i) 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (ii) a lesser number of shares determined by the Board prior to the applicable January 1. Accordingly, on January 1, 2023, the number of shares of common stock that may be issued under the 2021 Plan increased by an additional 6,957,976 shares. As a result, as of December 31, 2023, a total of 44,622,937 shares of common stock are authorized for issuance under the 2021 Plan. As of December 31, 2023, a total of 30,314,052 shares of common stock were available for issuance under the 2021 Plan. No stock options have been issued under the 2021 Plan.

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Stock options
No stock options were granted during the periods presented.
The following table summarizes the stock option activity during the year ended December 31, 2023 (aggregate intrinsic value in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2022	5,723,772	$12.65	5.2	$197,620
Exercised	(1,371,834)	12.85
Canceled/Forfeited	(11,886)	22.08
Outstanding at December 31, 2023	4,340,052	12.57	4.1	245,884
Exercisable at December 31, 2023	4,340,052	$12.57	4.1	$245,884
The intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021 was $66.7 million, $75.1 million, and $262.4 million, respectively. As of December 31, 2023, there is no unrecognized stock-based compensation cost for stock options previously granted by the Company.
Restricted stock units
In 2018, the Company began issuing RSUs to certain employees, officers, directors, and consultants. The awards granted prior to the Company’s IPO vested upon the satisfaction of both a service and a performance condition, if both conditions are met before the award’s expiration date. For certain awards, the performance condition was satisfied solely on the effective date of a registration statement for the Company’s IPO, and for other awards, the performance condition was satisfied on the earlier of either the effective date of a registration statement for the Company’s IPO or a change in control. Awards granted with service vesting conditions generally vest over four years on either a quarterly or annual vesting schedule.
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
Service-based restricted stock units
Subsequent to the completion of the Company’s IPO in May 2021, the fair value of RSUs was determined based on the trading price of its publicly traded common stock. The grant date fair value of RSUs granted during 2023, 2022, and 2021 was $238.8 million, $323.0 million, and $350.6 million, respectively.
Prior to the effective date of the registration statement for the Company’s IPO, achievement of the performance conditions was not probable. Upon the effective date of the registration statement for the Company’s IPO, the performance vesting condition for all RSUs granted was satisfied and the Company recognized on a graded vesting basis a cumulative catch-up stock-based compensation adjustment of $115.3 million in its consolidated statement of operations and comprehensive loss for the portion of the service period satisfied from the grant date through the effective date of the registration statement. Substantially all of the

Procore Technologies, Inc. Notes to Consolidated Financial Statements

RSUs granted subsequent to the Company’s IPO vest based solely on continued service, which is generally over four years. The intrinsic value of RSUs vested during the years ended December 31, 2023, 2022, and 2021 was $221.9 million, $156.4 million, and $187.7 million, respectively.
As of December 31, 2023, the total unrecognized stock-based compensation cost for all RSUs outstanding at that date was $387.1 million, which is expected to be recognized over a weighted-average vesting period of 2.5 years.
The following table summarizes the RSU activity during the year ended December 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	8,436,671	$57.99
Granted	3,977,470	60.05
Vested	(3,688,075)	54.86
Canceled/Forfeited	(1,343,993)	65.20
Unvested at December 31, 2023	7,382,073	$59.35
Performance-based restricted stock units
During 2022 and 2023, the Company granted PSUs to certain non-executive employees, which vest based on the achievement of certain operating performance targets. Such PSUs are valued based on the trading price of its publicly traded common stock and require the employee's continued service through the date the related shares vest. The Company recognizes compensation expense for such awards on a graded vesting basis through the expected vest date, beginning in the period in which it becomes probable that the performance target will be achieved. Management reassesses the probability of achievement for PSUs each reporting period.
As of December 31, 2023, the Company has granted 98,572 PSUs to certain non-executive employees at a weighted-average grant date fair value of $54.58 per share. During the years ended December 31, 2023 and 2022, the Company recognized stock-based compensation expense of $0.9 million and $0.9 million, respectively, relating to these shares.
Restricted stock awards
In November 2021, the Company issued 199,670 RSAs to certain key employees in connection with the acquisition of Levelset that vest based on their continued service over a two-year period. The fair value of the RSAs issued was $95.05 per share, which was the closing trading stock price of the Company’s common stock on the acquisition date. These shares are released from restriction quarterly over a two-year period assuming the continued service of the employees. As of December 31, 2023, all shares have vested. As of December 31, 2022, 99,833 shares had vested. During the years ended December 31, 2023, 2022, and 2021, the Company recognized stock-based compensation expense of $7.8 million, $9.5 million, and $1.6 million, respectively, relating to these shares.
In July 2019, the Company issued 205,464 restricted Series H-1 redeemable convertible preferred stock awards (“Series H-1 RSAs”) to certain employees at a grant date fair value of $26.75 in connection with the acquisition of Honest Buildings, Inc. These shares were released from restriction 50% on the first anniversary and 50% on the second anniversary of the acquisition date based on the continued service of the employees. Upon the closing of the Company’s IPO, the Series H-1 RSAs automatically converted into shares of restricted common stock on a one-for-one basis. As of December 31, 2021, all of the Series H-1 RSAs were fully vested. During the year ended December 31, 2021, the Company recognized stock-based compensation expense of $1.6 million for these shares.

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Employee Stock Purchase Plan
In May 2021, the Board adopted, and the stockholders approved, the ESPP, which became effective immediately prior to the effective date of the Company’s IPO. As of December 31, 2022, a total of 3,940,469 shares of common stock had been reserved for issuance under the ESPP. The number of shares of the Company’s common stock reserved for issuance under the ESPP automatically increases on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year; and (ii) 3,900,000 shares, except before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Accordingly, on January 1, 2023, the number of shares of common stock reserved under the ESPP increased by an additional 1,391,595 shares.
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
The fair value of the ESPP purchase rights on the date of grant using the Black-Scholes option pricing model was estimated using the following assumptions:

	December 31,
	2023	2022	2021
Risk-free interest rate	4.68% to 5.33%	1.47% to 4.55%	0.03% to 0.18%
Expected term (in years)	0.5 to 1.0	0.5 to 1.0	0.5 to 1.5
Estimated dividend yield	0.00%	0.00%	0.00%
Estimated weighted-average volatility	46.29% to 64.76%	61.14% to 72.69%	44.81% to 69.39%
The term for the ESPP purchase rights is the offering period. Beginning in the fourth quarter of 2023, the Company estimates volatility for ESPP purchase rights based on the historical volatility of its own common stock price. Prior to that, given the Company’s limited trading history, the Company estimated volatility using the historical volatilities of a group of public companies in a similar industry and stage of life cycle, selected by management, in addition to considering the Company’s own historical volatility, for a period commensurate with the term of the ESPP purchase rights. The interest rate is derived from government bonds with a similar term to the ESPP purchase right granted. The Company has not declared, nor does it expect to declare, dividends in the foreseeable future. Consequently, an expected dividend yield of zero was utilized. The fair value of the Company’s common stock used to value ESPP purchase rights is based on the trading price of its publicly traded common stock.

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Employee payroll contributions accrued in connection with the ESPP were $5.0 million and $4.7 million as of December 31, 2023 and 2022, respectively, and are included within accrued expenses in the accompanying consolidated balance sheets. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders’ equity on the purchase date. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period. During the years ended December 31, 2023, 2022, and 2021, the Company recognized stock-based compensation of $10.7 million, $15.0 million, and $8.5 million, respectively, in connection with the ESPP. During the years ended December 31, 2023, 2022, and 2021, 575,928, 551,753, and 166,370 shares of the Company’s common stock were purchased under the ESPP, respectively.
As of December 31, 2023, unrecognized stock-based compensation expense related to the ESPP was $4.7 million, which is expected to be recognized over a weighted-average period of 0.4 years.
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
Stock-based compensation
The Company recorded total stock-based compensation cost from stock options, RSUs, PSUs, ESPP, RSAs, and sales of stock by employees in excess of fair value as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$7,388	$7,253	$8,094
Sales and marketing	54,901	53,397	68,755
Research and development	68,265	63,262	85,040
General and administrative	44,281	38,974	65,272
Total stock-based compensation expense	$174,835	$162,886	$227,161
Stock-based compensation capitalized for software development and cloud-computing arrangement implementation costs	9,717	8,818	5,247
Total stock-based compensation cost	$184,552	$171,704	$232,408
There were no net tax benefits recognized in the accompanying consolidated statements of operations and comprehensive loss for stock-based compensation arrangements for the years ended December 31, 2023, 2022, and 2021 due to the Company having a full valuation allowance against its deferred tax assets.
13.INCOME TAXES
The domestic and foreign components of loss before provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(191,132)	$(287,569)	$(289,187)
Foreign	2,711	1,104	264
Total	$(188,421)	$(286,465)	$(288,923)

Procore Technologies, Inc. Notes to Consolidated Financial Statements

The provision for (benefit from) income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
State	$709	$442	$480
Foreign	1,333	307	255
Total	2,042	749	735
Deferred:
Federal	4	(34)	(17,841)
State	6	93	(6,301)
Foreign	(779)	(342)	(351)
Total	(769)	(283)	(24,493)
Provision for (benefit from) income taxes	$1,273	$466	$(23,758)
The following table provides a reconciliation between income taxes computed at the U.S. federal statutory rate and the Company’s provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,
	2023	2022	2021
Computed expected income tax benefit	$(39,568)	$(60,120)	$(60,674)
State income taxes - net of federal income tax benefit	(6,175)	(10,197)	(17,171)
Change in valuation allowance	42,855	81,251	94,062
Non-deductible expenses	4,489	2,687	2,623
Non-deductible base erosion expenses	11,403	—	—
Non-deductible officers’ compensation	12,775	3,648	8,345
Stock-based compensation	(9,678)	135	(30,523)
Tax credits (federal and state)	(18,226)	(16,863)	(16,957)
Foreign rate differential	40	35	35
Other	3,358	(110)	(3,498)
Provision for (benefit from) income taxes	$1,273	$466	$(23,758)

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss	$215,915	$209,795
Tax credits	76,504	58,724
Lease liabilities	20,213	23,203
Stock-based compensation	14,899	22,181
Capitalized software cost	59,487	39,582
Other	5,531	5,013
Total deferred tax assets	392,549	358,498
Valuation allowance	(324,422)	(282,337)
Total deferred tax assets, net	68,127	76,161

Deferred tax liabilities:
Lease assets	(16,376)	(19,296)
Acquired intangible assets	(32,120)	(39,497)
Contract cost asset	(16,868)	(15,324)
Prepaid and accrued expenses	(3,184)	(2,897)
Other	(1,201)	(1,522)
Total deferred tax liabilities	(69,749)	(78,536)
Total	$(1,622)	$(2,375)
In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will be realized. Realization of future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Based on all available objective evidence management believes it is “more likely than not” that the net deferred tax assets will not be fully realizable in the U.S. as of December 31, 2023 and 2022. Accordingly, the Company’s U.S. net deferred tax assets have been fully offset by a valuation allowance. The Company periodically evaluates the recoverability of the deferred tax assets and when it is determined to be “more likely than not” that the deferred tax assets are realizable, the valuation allowance is reduced. The net deferred tax liability position at December 31, 2023 and 2022 was primarily related to the Company’s Australia and Canada tax jurisdictions.
The following table summarizes the activity related to the valuation allowance (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$282,337	$204,182	$112,389
Current year change	40,810	78,155	114,639
Increase (decrease) in valuation allowance as a result of purchase accounting for business combinations	1,275	—	(22,846)
Ending balance	$324,422	$282,337	$204,182
At the date of acquisition of Levelset and LaborChart in 2021, each entity was in a net deferred tax liability position, primarily as a result of acquired intangible assets. These net deferred tax liabilities are an available source of income to realize the Company’s deferred tax assets. Accordingly, the Company released $24.2

Procore Technologies, Inc. Notes to Consolidated Financial Statements

million of valuation allowance which resulted in an income tax benefit in the consolidated statements of operations and comprehensive loss for 2021. The Company did not provide for U.S. income taxes on the undistributed earnings and other outside temporary differences of foreign subsidiaries as they are considered indefinitely reinvested outside the U.S. At December 31, 2023 and 2022, the amount of temporary differences related to undistributed earnings and other outside temporary differences upon which U.S. income taxes have not been provided is immaterial to these consolidated financial statements.
As of December 31, 2023, the Company had federal net operating loss carryforwards (“NOL carryforwards”) of $866.7 million, which are comprised of definite and indefinite net operating losses. At December 31, 2023, the Company had federal NOL carryforwards of approximately $119.4 million, which expire at various intervals from the years 2035 through 2037 and had NOL carryforwards of $747.3 million which do not expire. As of December 31, 2023, the Company has state net operating losses of $626.4 million, which will begin to expire in 2029. The Internal Revenue Code (the “IRC”) of 1986, as amended, imposes restrictions on the utilization of net operating losses and credits when a Company experiences a cumulative change in ownership of more than 50% over a three-year period. The Company has identified a portion of net operating losses and credit carryovers are subject to annual limitations, which the Company has also determined that it should be able to fully utilize these net operating losses and credit carryovers before they expire, provided the Company generates sufficient taxable income.
As of December 31, 2023, the Company had credits for research activities available for carryforward for federal income tax purposes of $73.8 million and for state income tax purposes of $33.2 million, which are available to offset future income tax in those jurisdictions and which began to expire in 2023 for federal and have no expiration for state.
The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$21,727	$17,010	$8,369
Increases related to current period positions	7,513	5,915	7,158
(Decreases) increases related to prior period positions	(199)	(1,198)	1,483
Ending balance	$29,041	$21,727	$17,010
Due to the Company’s full valuation allowance on federal and state taxes, none of the unrecognized tax benefits would affect the Company’s effective tax rate, if recognized. The Company does not anticipate any significant increases or decreases to its unrecognized tax positions within the next 12 months. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2023 and 2022, accrued interest and penalties related to income tax positions were immaterial.
The Company files U.S. federal, various state, and foreign income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. The tax years from 2003 forward remain subject to examination for federal purposes. Generally, state and foreign tax authorities may examine the Company’s tax returns for four years and five years, respectively, from the date an income tax return is filed. However, the taxing authorities may continue to examine the Company’s federal and state NOL carryforwards until the statute of limitations closes on the tax years in which the federal and state net operating losses are utilized. At December 31, 2023, tax years 2016 to 2020 were under examination by the Egyptian Taxing Authority. Our foreign operations in Egypt represent an immaterial portion of our overall business.
14.NET LOSS PER SHARE
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

Procore Technologies, Inc. Notes to Consolidated Financial Statements

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
The following weighted-average potentially dilutive shares are excluded from the calculation of diluted earnings per share as they are anti-dilutive:

	Year Ended December 31,
	2023	2022	2021
Shares of common stock issuable upon conversion of redeemable convertible preferred stock	—	—	33,431,158
RSUs, PSUs, and RSAs subject to future vesting	8,489,902	8,189,247	6,155,387
Shares issuable pursuant to the ESPP	495,554	627,698	326,819
Shares of common stock issuable from stock options	4,979,813	6,450,019	9,618,882
Total	13,965,269	15,266,964	49,532,246
15.EMPLOYEE BENEFIT PLANS
The Company has a defined-contribution plan in the U.S. intended to qualify under Section 401 of the IRC (the “401(k) Plan”). The 401(k) Plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes contributions to the plan up to 4% of the participating employee’s W-2 earnings and wages. Matching contributions to the 401(k) Plan totaled $17.2 million, $14.7 million, and $9.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The Company also has defined-contribution plans in certain other countries. The Company made matching contributions to these plans totaling $3.6 million, $2.8 million, and $1.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.
16.GEOGRAPHIC INFORMATION
The following table sets forth the Company’s revenues by geographic region, which is determined based on the billing location of the customer (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue by geographic region
U.S.	$815,773	$616,654	$439,871
Rest of the world	134,237	103,549	74,950
Total revenue	$950,010	$720,203	$514,821
Percentage of revenue by geographic region
U.S.	86%	86%	85%
Rest of the world	14%	14%	15%

Procore Technologies, Inc. Notes to Consolidated Financial Statements

The following table sets forth the total of property and equipment, net, and ROU lease assets by geographic region (in thousands):

	December 31,
	2023	2022
U.S.	$97,936	$108,884
Rest of the world	16,838	9,269
Total	$114,774	$118,153
17.SUBSEQUENT EVENTS
The Company has evaluated subsequent events through February 26, 2024, the date these consolidated financial statements were available to be issued, and has identified the following subsequent event.
On January 30, 2024, the Company executed a reduction of approximately 4% of its global workforce as part of its ongoing evaluation of its operations to ensure alignment of its workforce with, and to enable greater investment in, key growth opportunities. The Company estimates that it will incur charges of approximately $4.6 million related to severance and employee benefits, which is expected to be substantially incurred in the first quarter of fiscal year 2024, and will consist primarily of cash expenditures.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2023, the end of the period covered by this report.
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
(b) Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. Based on the results of our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control Over Financial Reporting.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. There have not been any changes in internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information.
Insider Trading Arrangements
During the quarterly period ended December 31, 2023, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase of sale of our securities as set forth in the table below.

			Type of Trading Arrangement

Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold***	Expiration Date
Kevin J. O’Connor, Director	Adoption	November 27, 2023	x		250,000	March 14, 2025

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

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not applicable.

PART III
Certain information required by Part III is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Item 10. Directors, Executive Officers, and Corporate Governance.
We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors, and employees, which is available on our website at investors.procore.com under “Governance.”
We intend to satisfy any disclosure requirements under the applicable rules of the SEC or NYSE regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the Internet address and location specified above.
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
Item 14. Principal Accountant Fees and Services.
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as a part of this Annual Report on Form 10-K:
(1)Financial Statements.
•Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
(2)Financial Statement Schedules.
•All financial statement schedules have been omitted, as the information is not applicable or is not required under the related instructions, or because the information required is already included in the financial statements or the notes thereto.
(3)Exhibits.
•We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated as of September 20, 2021, by and among Procore Technologies, Inc., Lucky Strike Merger Sub, Inc., Express Lien, Inc., and Shareholder Representative Services LLC, as Stockholder Representative	10-Q	001-40396	2.1	November 5, 2021

3.1†	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40396	3.1	May 24, 2021

3.2†	Amended and Restated Bylaws of the Registrant	8-K	001-40396	3.2	May 24, 2021

4.1†	Form of common stock certificate of the Registrant	S-1/A	333-236789	4.1	May 6, 2021

4.2†	Sixth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 24, 2019	S-1/A	333-236789	4.2	February 28, 2020

4.3†	Description of Registrant’s Securities	10-K	001-40396	4.3	March 4, 2022

10.1†+	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1/A	333-236789	10.1	May 6, 2021

10.2†+	Procore Technologies, Inc. 2014 Equity Incentive Plan and related form agreements	S-1/A	333-236789	10.2	February 28, 2020

10.3*+	Procore Technologies, Inc. 2021 Equity Incentive Plan, as amended, and related form agreements

10.4†+	Procore Technologies, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-236789	10.4	May 10, 2021

10.5†	Lease by and between Carp Two, LLC, and the Registrant, dated as of August 13, 2013, as amended	S-1	333-236789	10.4	February 28, 2020

10.6†	Lease by and between Carp Two, LLC, and the Registrant, dated as of January 1, 2014, as amended	S-1	333-236789	10.5	February 28, 2020

10.7†	Lease by and between 6267 Carp Ave, LLC, and the Registrant, dated as of November 1, 2017	S-1	333-236789	10.6	February 28, 2020

10.8†	Lease by and between 6303 Carpinteria Avenue, LLC, and the Registrant, dated as of October 5, 2015, as amended	S-1	333-236789	10.7	February 28, 2020

10.9†	Lease by and between 6303 Carpinteria Avenue, LLC, and the Registrant, dated as of May 25, 2016	S-1	333-236789	10.8	February 28, 2020

10.12†+	Cash Incentive Bonus Plan	S-1/A	333-236789	10.10	February 28, 2020

10.13†+	Non-Employee Director Compensation Policy	10-K	001-40396	10.13	March 4, 2022

10.14†+	Offer Letter by and between Craig F. Courtemanche and the Registrant, dated as of April 30, 2021	S-1/A	333-236789	10.11	May 6, 2021

10.15†+	Offer Letter by and between Benjamin Singer and the Registrant, dated as of April 30, 2021	S-1/A	333-236789	10.14	May 6, 2021

10.16†+	Offer Letter by and between Joy Driscoll Durling and the Registrant, dated as of July 27, 2022	10-Q	001-40396	10.1	August 5, 2022

10.17†+	Offer Letter by and between Steven Scott Davis and the Registrant, dated as of October 6, 2022	10-Q	001-40396	10.1	November 4, 2022

10.18†+	Offer Letter by and between Howard Fu and the Registrant, dated as of May 8, 2023	8-K	001-40396	10.10	May 8, 2023
10.19†+	Form of Executive Severance Agreement between the Registrant and each of its executive officers	S-1/A	333-236789	10.17	May 6, 2021

21.1*	List of subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1*	Power of Attorney (included on signature page)

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer

32.2*#	Section 906 Certification of Principal Financial Officer
97.1*	Incentive Compensation Recoupment Policy

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
†	Previously filed.
+	Indicates management contract or compensatory plan.
#	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act, irrespective of any general incorporation language contained in any such filing.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Procore Technologies, Inc.

Date: February 26, 2024	By:	/s/ Craig F. Courtemanche, Jr.
Craig F. Courtemanche, Jr. President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Craig F. Courtemanche, Jr. and Howard Fu, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig F. Courtemanche, Jr.	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 26, 2024
Craig F. Courtemanche, Jr.

/s/ Howard Fu	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 26, 2024
Howard Fu

/s/ William F. Fleming, Jr.	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 26, 2024
William F. Fleming, Jr.

/s/ Nanci E. Caldwell	Director	February 26, 2024
Nanci E. Caldwell

/s/ Erin M. Chapple	Director	February 26, 2024
Erin M. Chapple

/s/ Brian Feinstein	Director	February 26, 2024
Brian Feinstein

/s/ William J.G. Griffith IV	Director	February 26, 2024
William J.G. Griffith IV

/s/ Kevin J. O’Connor	Director	February 26, 2024
Kevin J. O’Connor

/s/ Graham V. Smith	Director	February 26, 2024
Graham V. Smith

/s/ Elisa A. Steele	Director	February 26, 2024
Elisa A. Steele

/s/ Kathryn A. Bueker	Director	February 26, 2024
Kathryn A. Bueker