Form 10-Q
period 2024-03-31
PROCORE TECHNOLOGIES, INC.
filed 2024-05-02
CIK 1611052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 25, 2024, the registrant had 146,324,616 shares of common stock, $0.0001 par value per share, outstanding.

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part I, Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K dated February 26, 2024 (our “2023 Form 10-K”), and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
Procore Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except number of shares and par value)	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$427,656	$357,790
Marketable securities (amortized cost of $317,175 and $320,166 at March 31, 2024 and December 31, 2023, respectively)	316,963	320,161
Accounts receivable, net of allowance for credit losses of $3,279 and $4,791 at March 31, 2024 and December 31, 2023, respectively	138,996	206,644
Contract cost asset, current	29,618	28,718
Prepaid expenses and other current assets	41,707	42,421
Total current assets	954,940	955,734
Capitalized software development costs, net	88,409	83,045
Property and equipment, net	35,417	36,258
Right of use assets - finance leases	33,712	34,375
Right of use assets - operating leases	36,727	44,141
Contract cost asset, non-current	43,757	44,564
Intangible assets, net	127,747	137,546
Goodwill	539,131	539,354
Other assets	18,870	18,551
Total assets	$1,878,710	$1,893,568
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,446	$13,177
Accrued expenses	67,008	100,075
Deferred revenue, current	487,944	501,903
Other current liabilities	23,585	27,275
Total current liabilities	594,983	642,430
Deferred revenue, non-current	7,403	7,692
Finance lease liabilities, non-current	43,076	43,581
Operating lease liabilities, non-current	33,691	37,923
Other liabilities, non-current	5,876	6,332
Total liabilities	685,029	737,958
Contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized at March 31, 2024 and December 31, 2023; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at March 31, 2024 and December 31, 2023; 146,271,803 and 144,806,464 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	15	15
Additional paid-in capital	2,345,537	2,295,807
Accumulated other comprehensive loss	(2,068)	(1,375)
Accumulated deficit	(1,149,803)	(1,138,837)
Total stockholders’ equity	1,193,681	1,155,610
Total liabilities and stockholders’ equity	$1,878,710	$1,893,568
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2024	2023
Revenue	$269,428	$213,526
Cost of revenue	45,723	40,202
Gross profit	223,705	173,324
Operating expenses
Sales and marketing	120,994	117,363
Research and development	70,599	80,036
General and administrative	51,018	45,188
Total operating expenses	242,611	242,587
Loss from operations	(18,906)	(69,263)
Interest income	5,938	4,948
Interest expense	(479)	(496)
Accretion income, net	3,088	1,632
Other expense, net	(344)	(210)
Loss before provision for income taxes	(10,703)	(63,389)
Provision for income taxes	263	58
Net loss	$(10,966)	$(63,447)
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.45)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	145,476,006	139,646,465
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax	$(486)	$(16)
Unrealized (loss) income on available-for-sale debt and marketable securities, net of tax	(207)	324
Total other comprehensive (loss) income	(693)	308
Comprehensive loss	$(11,659)	$(63,139)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2022	139,159,534	$14	$2,068,225	$(2,316)	$(949,143)	$1,116,780
Exercise of stock options	272,032	—	3,651	—	—	3,651
Stock-based compensation	—	—	47,060	—	—	47,060
Issuance of common stock upon settlement of restricted stock units	940,122	—	—	—	—	—
Other comprehensive income	—	—	—	308	—	308
Net loss	—	—	—	—	(63,447)	(63,447)
Balance as of March 31, 2023	140,371,688	$14	$2,118,936	$(2,008)	$(1,012,590)	$1,104,352

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2023	144,806,464	$15	$2,295,807	$(1,375)	$(1,138,837)	$1,155,610
Exercise of stock options	471,310	—	7,140	—	—	7,140
Stock-based compensation	—	—	42,590	—	—	42,590
Issuance of common stock upon settlement of restricted stock units	994,029	—	—	—	—	—
Other comprehensive loss	—	—	—	(693)	—	(693)
Net loss	—	—	—	—	(10,966)	(10,966)
Balance as of March 31, 2024	146,271,803	$15	$2,345,537	$(2,068)	$(1,149,803)	$1,193,681
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating activities
Net loss	$(10,966)	$(63,447)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock-based compensation	40,132	44,938
Depreciation and amortization	20,051	16,874
Accretion of discounts on marketable debt securities, net	(3,088)	(1,632)
Abandonment of long-lived assets	268	441
Noncash operating lease expense	2,734	2,628
Unrealized foreign currency loss, net	1,079	408
Deferred income taxes	1	2
Provision for credit losses	189	1,726
Increase in fair value of strategic investments	(759)	(36)
Changes in operating assets and liabilities, net of effect of asset acquisition
Accounts receivable	68,013	42,948
Deferred contract cost assets	(427)	(460)
Prepaid expenses and other assets	(684)	4,549
Accounts payable	3,155	4,648
Accrued expenses and other liabilities	(34,154)	(28,181)
Deferred revenue	(14,108)	6,489
Operating lease liabilities	(2,291)	(2,620)
Net cash provided by operating activities	69,145	29,275
Investing activities
Purchases of property and equipment	(2,089)	(2,173)
Capitalized software development costs	(9,514)	(7,951)
Purchases of strategic investments	(210)	(149)
Purchases of marketable securities	(101,434)	(89,996)
Maturities of marketable securities	107,301	103,909
Originations of materials financing	—	(9,077)
Customer repayments of materials financing	1,281	5,358
Asset acquisition, net of cash acquired	(5)	—
Net cash used in investing activities	(4,670)	(79)
Financing activities
Proceeds from stock option exercises	7,125	3,722
Principal payments under finance lease agreements, net of proceeds from lease incentives	(449)	(410)
Net cash provided by financing activities	6,676	3,312
Net increase in cash, cash equivalents, and restricted cash	71,151	32,508
Effect of exchange rate changes on cash	(1,285)	(256)
Cash, cash equivalents, and restricted cash, beginning of period	357,790	299,816
Cash, cash equivalents, and restricted cash, end of period	$427,656	$332,068
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$427,656	$328,964
Restricted cash, non-current at end of period included in other assets	—	3,104
Total cash, cash equivalents, and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$427,656	$332,068
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds received	171	79
Stock-based compensation capitalized for cloud-computing arrangement costs	32	69
Cash received for lease incentives	197	239
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	477	496
Operating cash flows from operating leases	2,879	3,119
Financing cash flows from finance leases	532	496
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses at period end	1,101	1,306
Capitalized software development costs included in accounts payable and accrued expenses at period end	1,977	2,088
Stock-based compensation capitalized for software development	2,426	2,053
Deferred asset acquisition payment included in other non-current liabilities at period end	1,400	—
Right of use assets obtained or modified in exchange for operating lease liabilities	(4,508)	2,615
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying condensed consolidated financial statements include the interim financial statements of Procore. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are unaudited. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2023. The condensed consolidated balance sheet information as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.
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
Segments
The Company operates as a single operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer (“CEO”). In recent years, the Company has completed a number of acquisitions which have allowed it to expand its platform capabilities and related product and service offerings.
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Marketable securities
Investments with stated maturities of greater than three months are classified as marketable securities, which consist of United States (“U.S.”) treasury securities, commercial paper, corporate notes and obligations, and time deposits. All marketable securities held as of March 31, 2024 and December 31, 2023 are classified as short-term available-for-sale debt securities, which are recorded at fair value. The Company’s marketable securities are classified as either short-term or long-term in the accompanying condensed consolidated balance sheets based on the security’s contractual maturity at balance sheet date. The Company re-evaluates such classification at each balance sheet date.
The Company periodically assesses its portfolio of marketable securities for impairment. The Company evaluates each investment in an unrealized loss position to determine if any portion of the unrealized loss is related to credit losses. In determining whether a credit loss may exist, the Company considers the extent of the unrealized loss position, any adverse conditions specifically related to the security or the issuer’s operating environment, the pay structure of the security, the issuer’s payment history, and any changes in the issuer’s credit rating. Unrealized losses on marketable securities due to expected credit losses are recognized in other (expense) income, net in the accompanying condensed consolidated statements of operations and comprehensive loss, and any excess unrealized gains and losses, net of tax, that are not due to expected credit losses are included in accumulated other comprehensive loss, a component of stockholders’ equity. During the three months ended March 31, 2024 and 2023, there were no credit losses recorded on marketable securities. Interest recorded on marketable securities is recorded in interest income, with accretion of discounts, net of amortization of premiums, recorded in accretion income, net, on the accompanying condensed consolidated statements of operations and comprehensive loss.
Materials financing revenues and receivables
In connection with its acquisition of Express Lien, Inc. (d/b/a Levelset) (“Levelset”), in November 2021, the Company assumed a materials financing program to help facilitate the purchase of construction materials from fulfillment partners (the Company’s suppliers) on behalf of its customers, allowing such customers to finance their materials purchases from the Company on deferred payment terms. Prior to the Company ceasing originations under its materials financing program in October 2023, the fulfillment partner was primarily responsible for fulfilling the materials purchases and the Company did not have control over such materials. The Company earned revenues from origination fees and finance charges on the amounts it financed for customers on deferred payment terms, which were typically 120 days. Such fees earned were computed and recognized based on the effective interest method and are presented net of any related reserves and amortization of deferred origination costs. During the three months ended March 31, 2024 and 2023, the Company incurred credit losses of $0.6 million and $2.1 million, respectively, related to its materials financing program, which are recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.
Gross receivables outstanding from customers under the materials financing program were $5.7 million and the related allowance for expected credit losses for materials financing receivables was $3.8 million as of December 31, 2023. As of March 31, 2024, the entire gross materials financing receivables of $3.5 million were fully reserved. Materials financing receivables, net of allowances, are recorded within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
Self-insurance reserves
In January 2022, the Company elected to partially self-fund its health insurance plan. To reduce its risk related to high-dollar claims, the Company maintains individual stop-loss insurance. The Company estimates its exposure for claims incurred at the end of each reporting period, including claims not yet reported, with the assistance of an independent third-party actuary. As of March 31, 2024 and December 31, 2023, the Company’s self-insurance accrual was $3.1 million and $3.3 million, respectively, included within other current liabilities on the accompanying condensed consolidated balance sheets.

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

As of March 31, 2024 and December 31, 2023, the carrying value of the Company’s financial instruments included in current assets and current liabilities (including accounts receivable, accounts payable, and accrued expenses) approximate fair value due to the short-term nature of such items. The Company measures its cash held in money market funds, marketable securities, and investments in available-for-sale debt securities at fair value each reporting period. The estimation of fair value for available-for-sale debt securities in private companies requires the use of significant unobservable inputs, and as a result, the Company classifies these assets as Level 3 within the fair value hierarchy.

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
Restricted cash
As of March 31, 2023, the Company held $3.1 million of restricted cash to secure corporate credit cards. During 2023, the $3.1 million of restricted cash was released from restriction. The Company held no restricted cash as of March 31, 2024 or December 31, 2023.
Deferred revenue
Contract liabilities consist of revenue that is deferred when the Company has the contractual right to invoice in advance of transferring services to its customers. The Company recognized revenue of $220.6 million and $171.5 million during the three months ended March 31, 2024 and 2023, respectively, that was included in deferred revenue balances at the beginning of the respective periods.
Remaining performance obligations
The transaction price allocated to remaining performance obligations (“RPO”) represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancelable contracts that will be invoiced and recognized as revenue in future periods. The Company’s current RPO represents future revenue under existing contracts that is expected to be recognized as revenue in the next 12 months. As of March 31, 2024, the aggregate amount of the transaction price allocated to RPO was $1.0 billion, of which the Company expects to recognize $704.7 million, or 70%, as revenue in the next 12 months, and substantially all of the remaining $302.2 million between 12 and 36 months thereafter.
3.INVESTMENTS
Marketable securities
Marketable securities consisted of the following as of March 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$149,992	$7	$(64)	$149,935
Commercial paper	33,343	—	(37)	33,306
Corporate notes and obligations	133,840	9	(127)	133,722
Total marketable securities	$317,175	$16	$(228)	$316,963

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Marketable securities consisted of the following as of December 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$128,479	$124	$(27)	$128,576
Commercial paper	47,415	1	(35)	47,381
Corporate notes and obligations	139,747	61	(128)	139,680
Time deposits	4,525	—	(1)	4,524
Total marketable securities	$320,166	$186	$(191)	$320,161

All marketable securities held as of March 31, 2024 and December 31, 2023 had a contractual maturity of less than one year. During the three months ended March 31, 2024 and 2023, there were maturities of marketable securities of $107.3 million and $103.9 million, respectively. There were no sales, realized losses, or impairments of marketable securities during the three months ended March 31, 2024 or 2023.
Strategic investments
Strategic investment activity during the three months ended March 31, 2024 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Available-for- Sale Debt Securities	Total
Balance as of December 31, 2023	$7,179	$3,986	$362	$11,527
Interest accrued on available-for-sale debt securities	—	—	2	2
Purchases of strategic investments	—	210	—	210
Unrealized gain on strategic investments	671	88	—	759
Balance as of March 31, 2024	$7,850	$4,284	$364	$12,498
Strategic investment activity during the three months ended March 31, 2023 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Available-for- Sale Debt Securities	Total
Balance as of December 31, 2022	$7,286	$3,402	$355	$11,043
Interest accrued on available-for-sale debt securities	—	—	2	2
Purchases of strategic investments	—	149	—	149
Unrealized (loss) gain on strategic investments	(1)	37	—	36
Balance as of March 31, 2023	$7,285	$3,588	$357	$11,230
Strategic investments are recorded in other assets on the accompanying condensed consolidated balance sheets. As of March 31, 2024, in connection with the Company’s investments in limited partnerships, it has a contractual obligation to provide additional investment funding of up to $5.4 million at the option of the investees. No impairment losses were recorded in any period presented.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
4.FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial assets measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$390,889	$—	$—	$390,889
Marketable securities:
U.S. treasury securities	149,935	—	—	149,935
Commercial paper	—	33,306	—	33,306
Corporate notes and obligations	—	133,722	—	133,722
Strategic investments:
Investments in available-for-sale debt securities	—	—	364	364
Total	$540,824	$167,028	$364	$708,216

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$303,452	$—	$—	$303,452
Marketable securities:
U.S. treasury securities	128,576	—	—	128,576
Commercial paper	—	47,381	—	47,381
Corporate notes and obligations	—	139,680	—	139,680
Time deposits	—	4,524	—	4,524
Strategic investments:
Investments in available-for-sale debt securities	—	—	362	362
Total	$432,028	$191,585	$362	$623,975
5.LEASES
The Company has primarily entered into lease arrangements for office space, in addition to other miscellaneous equipment. The Company’s leases have initial non-cancelable lease terms ranging from one to 12 years. Some of the Company’s leases include an option for it to extend the term of the lease for up to 10 years.
During the three months ended March 31, 2024, the Company modified its office leases in Austin, Texas to extend the lease terms and adjust the rent obligations, which resulted in an increase of $10.7 million in future rent commitments through 2036. Total operating lease commencements and modifications during the period resulted in net decreases to right of use assets–operating leases and corresponding operating lease liabilities on the accompanying condensed consolidated balance sheets of $4.5 million and $4.8 million, respectively, which primarily relate to these modified leases in Texas. These decreases to the asset and liability were primarily due to higher discount rates in 2024 as compared to the original lease commencement periods, and tenant improvement allowances.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
6.INTANGIBLE ASSETS AND GOODWILL
Intangible assets
On September 15, 2023, the Company completed the acquisition of all outstanding equity of Unearth Technologies, Inc. (“Unearth”). This acquisition was accounted for as an asset acquisition as substantially all of the fair value of the gross assets acquired were concentrated in a single identifiable asset. The value of developed technology acquired was $9.2 million, which is comprised of $6.8 million of cash paid to Unearth, $2.3 million as a result of the tax consequences of the transaction, and capitalized transaction expenses, which were immaterial. The acquired developed technology has an estimated useful life of five years, and the amortization expense is recorded in cost of revenue on the accompanying condensed consolidated statements of operations and comprehensive loss.
During 2023, the Company also acquired a $2.8 million in-process research and development (“IPR&D”) intangible asset, which was capitalized as an indefinite-lived intangible asset and recorded in intangible assets within the accompanying condensed consolidated balance sheets. No impairments of the IPR&D intangible asset were recorded in any periods presented.
The Company’s finite-lived and indefinite-lived intangible assets are summarized as follows (in thousands):

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$166,320	$(73,781)	$92,539	4.1
Customer relationships	66,350	(33,990)	32,360	4.1
Total finite-lived intangible assets	232,670	(107,771)	124,899	4.1
In-process research and development	2,848	—	2,848
Total intangible assets	$235,518	$(107,771)	$127,747

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$166,453	$(67,221)	$99,232	4.3
Customer relationships	66,350	(30,884)	35,466	4.2
Total finite-lived intangible assets	232,803	(98,105)	134,698	4.3
In-process research and development	2,848	—	2,848
Total intangible assets	$235,651	$(98,105)	$137,546

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The Company estimates that there is no significant residual value related to its finite-lived intangible assets. Amortization expense recorded on the Company’s finite-lived intangible assets is summarized as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$5,885	$5,493
Sales and marketing	3,106	3,107
Research and development	675	734
Total amortization of acquired intangible assets	$9,666	$9,334
Goodwill
As of March 31, 2024, the Company had goodwill of $539.1 million on its condensed consolidated balance sheet. The change in the Company’s goodwill balance during the three months ended March 31, 2024 was due to the effect of foreign currency translation. There was no impairment of goodwill during the periods presented.
7.ACCRUED EXPENSES
The following represents the components of accrued expenses contained within the Company’s condensed consolidated balance sheets at the end of each period (in thousands):

	March 31, 2024	December 31, 2023
Accrued bonuses	$8,470	$31,786
Accrued commissions	10,721	16,494
Accrued salary, payroll tax, and employee benefit liabilities	39,036	36,171
Other accrued expenses	8,781	15,624
Total accrued expenses	$67,008	$100,075
8.CONTINGENCIES
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
9.STOCK-BASED COMPENSATION
2021 Equity Incentive Plan
In May 2021, the Company’s board of directors (the “Board”) adopted, and the stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”) with the purpose of granting stock-based awards, including stock options, stock appreciation rights, restricted stock awards (“RSAs”), service-based restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and other forms of awards, to employees, directors, and consultants. As of December 31, 2023, a total of 44,622,937 shares of common stock were authorized for issuance under the 2021 Plan. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to either (i) 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (ii) a lesser number of shares determined by the Board prior to the applicable January 1. Accordingly, on January 1, 2024, the number of shares of common stock that may be issued under the 2021 Plan increased by an additional 7,240,323 shares. As a result, as of March 31, 2024, a total of 51,863,260 shares of common stock are authorized for issuance under the 2021 Plan. As of March 31, 2024, a total of 36,089,036 shares of common stock were available for issuance under the 2021 Plan. No stock options have been issued under the 2021 Plan.
Stock options
No stock options were granted during the periods presented.
The following table summarizes the stock option activity during the three months ended March 31, 2024:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2023	4,340,052	$12.57
Exercised	(471,310)	15.15
Outstanding at March 31, 2024	3,868,742	12.25
Exercisable at March 31, 2024	3,868,742	$12.25
As of March 31, 2024, there is no unrecognized stock-based compensation cost for stock options previously granted by the Company.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Restricted stock units
Service-based restricted stock units
In 2018, the Company began issuing RSUs to certain employees, officers, non-employee consultants, and directors. Other than as described below, all of the RSUs granted subsequent to the Company’s initial public offering (“IPO”) vest based solely on continued service, which is generally over four years, on either a quarterly or annual vesting schedule.
The following table summarizes the RSU activity during the three months ended March 31, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2023	7,382,073	$59.35
Granted	2,375,713	80.83
Vested	(994,029)	53.20
Canceled/Forfeited	(368,855)	62.19
Outstanding at March 31, 2024	8,394,902	$66.08
As of March 31, 2024, the total unrecognized stock‑based compensation cost for all RSUs outstanding was $516.7 million, which is expected to be recognized over a weighted‑average vesting period of 2.8 years.
Performance-based restricted stock units
During 2022 and 2023, the Company granted PSUs to certain non-executive employees with vesting terms based on the achievement of certain operating performance goals. During the three months ended March 31, 2024, the Company granted its CEO an aggregate target number of 46,986 PSUs (the “CEO PSUs”) that will vest (if at all) over a three-year period, subject to the achievement of certain financial performance goals and continued service through the applicable vesting date. The actual number of CEO PSUs that become eligible to vest will be determined based on the attainment level of the applicable performance goal, as certified by the Compensation Committee of the Board. A target number of 35,239 CEO PSUs (75% of the CEO PSUs) will become eligible to vest based on the attainment level of a revenue performance goal for fiscal year 2024, which was set at the beginning of fiscal year 2024, with a payout range of 0% to 200% of target. A target number of 11,747 CEO PSUs (25% of the CEO PSUs) will become eligible to vest based on the attainment of a non-GAAP operating margin performance goal for fiscal year 2024, which was set at the beginning of fiscal year 2024, with a payout range of 0% to 150% of target. One third of the CEO PSUs that become eligible to vest will vest on February 20, 2025 (or a subsequent quarterly vesting date, to the extent the number of CEO PSUs eligible to vest have not been certified by such date). The remaining CEO PSUs that become eligible to vest will vest in substantially equal installments quarterly over the two years following February 20, 2025.
The Company recognizes compensation expense for PSUs in the period in which it becomes probable that the underlying performance target will be achieved. Compensation expense for awards that contain performance conditions is calculated using the graded vesting method and the portion of expense recognized in any period may fluctuate depending on changing estimates of the achievement of the performance conditions.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the PSU activity during the three months ended March 31, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2023	77,971	$55.63
Granted (1)	46,986	82.17
Outstanding at March 31, 2024	124,957	$65.61
(1) This represents awards granted at 100% attainment of the performance conditions.
As of March 31, 2024, the total unrecognized stock‑based compensation cost for all PSUs outstanding was $5.2 million, which is expected to be recognized over a weighted‑average vesting period of 2.2 years.
Restricted stock awards
In November 2021, the Company issued 199,670 RSAs to certain key employees in connection with the acquisition of Levelset that vest based on their continued service over a two-year period. The fair value of the RSAs issued was $95.05 per share, which was the closing trading stock price of the Company’s common stock on the acquisition date. These shares are released from restriction quarterly over a two-year period assuming the continued service of the employees. As of March 31, 2024 and December 31, 2023, all shares had vested, as such there was no stock-based compensation expense recognized during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company recognized stock-based compensation expense of $6.6 million, including $5.3 million related to RSAs whose vesting was accelerated upon the departure of certain employees. During the three months ended March 31, 2023, the Company also expensed $3.4 million related to the accelerated vesting of cash retention amounts upon such employees' departure.
Employee Stock Purchase Plan
In May 2021, the Board adopted, and the stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effective date of the Company’s IPO. As of December 31, 2023, a total of 5,332,064 shares of common stock had been reserved for issuance under the ESPP. The number of shares of the Company’s common stock reserved for issuance under the ESPP automatically increases on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year; and (ii) 3,900,000 shares, except before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Accordingly, on January 1, 2024, the number of shares of common stock reserved under the ESPP increased by an additional 1,448,064 shares.
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Employee payroll contributions accrued in connection with the ESPP were $11.2 million and $5.0 million as of March 31, 2024 and December 31, 2023, respectively, and are included within accrued expenses on the accompanying condensed consolidated balance sheets. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders’ equity on the purchase date. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period. During the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation expense of $2.4 million and $2.1 million, respectively, in connection with the ESPP.
As of March 31, 2024, unrecognized stock-based compensation expense related to the ESPP was $1.7 million, which is expected to be recognized over a weighted-average period of 0.2 years.
Stock-based compensation
The Company recorded total stock-based compensation cost from stock options, RSUs, PSUs, RSAs, and the ESPP as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$1,810	$1,651
Sales and marketing	12,915	13,060
Research and development	13,726	19,779
General and administrative	11,681	10,448
Total stock-based compensation expense	$40,132	$44,938
Stock-based compensation capitalized for software development and cloud-computing arrangement implementation costs	2,458	2,122
Total stock-based compensation cost	$42,590	$47,060
10.INCOME TAXES
For the three months ended March 31, 2024 and 2023, income tax expenses recorded by the Company were $0.3 million and $0.1 million, respectively. As of March 31, 2024, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The following weighted-average potentially dilutive shares are excluded from the calculation of diluted earnings per share as they are anti-dilutive:

	Three Months Ended March 31,
	2024	2023
RSUs, PSUs, and RSAs subject to future vesting	7,137,049	8,213,933
Shares issuable pursuant to the ESPP	332,955	388,999
Shares of common stock issuable from stock options	4,118,370	5,588,307
Total	11,588,374	14,191,239
12.GEOGRAPHIC INFORMATION
The following table sets forth the Company’s revenues by geographic region, which is determined based on the billing location of the customer (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue by geographic region:
U.S.	$230,433	$183,925
Rest of the world	38,995	29,601
Total revenue	$269,428	$213,526
Percentage of revenue by geographic region:
U.S.	86%	86%
Rest of the world	14%	14%
13.RESTRUCTURING
In January 2024, the Company executed a reduction of 4% of its global workforce as part of its ongoing evaluation of its operations to ensure alignment of its workforce with, and to enable greater investment in, key growth opportunities. The reduction in force was completed by March 31, 2024.
The following table summarizes the severance and other benefit costs incurred during the three months ended March 31, 2024 by line item within the condensed consolidated statement of operations and comprehensive loss (in thousands) related to this restructuring event:

Cost of revenue	$318
Sales and marketing	1,298
Research and development	1,750
General and administrative	819
Total restructuring-related costs	$4,185
As of March 31, 2024, there was a remaining liability of $0.4 million for restructuring-related costs, recorded in other current liabilities in the condensed consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Form 10-K. You should review the disclosure under Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments, except as required by law.
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

Certain Factors Affecting Our Performance
Acquiring New Customers and Retaining and Expanding Existing Customers’ Use of Our Platform
We are highly focused on continuing to acquire new customers and expand existing customers’ use of our platform to support our long-term growth. We intend to efficiently drive new customer acquisitions by continuing to invest across our sales and marketing engine to engage our prospective customers, increase brand awareness, and drive adoption of our products, services, and platform. The number of customers on our platform has increased from 15,089 as of March 31, 2023 to 16,598 as of March 31, 2024, reflecting a year-over-year growth rate of 10%. All aforementioned customer counts exclude customers acquired from Express Lien, Inc. (d/b/a Levelset) (“Levelset”) and Esticom, Inc. (“Esticom”) that do not have standard Procore annual contracts.
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
To calculate GRR at the end of a particular period, we first calculate our annual recurring revenue (“ARR”) from the cohort of active customers at the end of the period 12 months prior to the end of the period selected. We define ARR at the end of a particular period as the annualized dollar value of our subscriptions from customers as of such period end date. For multi-year subscriptions, ARR at the end of a particular period is measured by using the stated contractual subscription fees as of the period end date on which ARR is measured. For example, if ARR is measured during the first year of a multi-year contract, the first-year subscription fees are used to calculate ARR. ARR at the end of a particular period includes the annualized dollar value of subscriptions for which the term has not ended, and subscriptions for which we are negotiating a subscription renewal. ARR should be viewed independently of revenue determined in accordance with accounting principles generally accepted in the U.S. (“GAAP” or “U.S. GAAP”) and does not represent our U.S. GAAP revenue on an annualized basis. ARR is not intended to be a replacement or forecast of revenue. We then calculate the value of ARR from any customers whose subscriptions terminated and were not renewed during the 12 months preceding the end of the period selected, which we refer to as cancellations. We then divide (a) the total prior period ARR minus cancellations by (b) the total prior period ARR to calculate GRR. Our GRR was 95% and 94% as of March 31, 2024 and 2023, respectively.
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

The following table presents our cRPO and non-current RPO at the end of each period:

	March 31,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Remaining performance obligations
Current	$704,656	$586,158	$118,498	20%
Non-current	302,159	219,316	82,843	38%
Total remaining performance obligations	$1,006,815	$805,474	$201,341	25%
We believe that cRPO is a key metric to track our ability to win fixed revenue commitments from new customers and to expand and retain existing customers. As of March 31, 2024, cRPO increased by $118.5 million, or 20%, year-over-year. Approximately 23% of the increase was attributable to existing customers and 77% was attributable to new customers acquired during the twelve months ended March 31, 2024. We expect RPO to change from period to period primarily due to the size, timing, and duration of new customer contracts and customer renewals.
Continued Technology Innovation and Strategic Expansion of Our Products and Services
We plan to continue to invest in technology innovation and product development to enhance the capabilities of our platform. Additional features and products will also enable customers and collaborators to manage new workflows on our platform and allow us to attract a broader set of stakeholders. We have introduced new products and services developed in-house and through our acquisitions of Zimfly, Inc., Honest Buildings, Inc., Construction BI, LLC, Esticom, LaborChart, Inc., Levelset, and Unearth Technologies Inc. (“Unearth”).
We intend to continue to invest in building additional products, offerings, features, and functionality that expand our capabilities and facilitate the extension of our platform. For example, in March 2023, we launched Procore Risk Advisors, a modern construction brokerage that offers insurance and surety solutions; in September 2023, we launched Procore Pay, a payments solution that handles all aspects of the payment processes between general contractors and subcontractors; and in September 2023, we acquired Unearth, a geographic information systems asset management platform that helps general contractors and infrastructure providers connect assets, data, and field teams. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. While the impact of these developments, including Procore Pay, are not yet material to our business, our future success is dependent on our ability to successfully develop or acquire, market, and sell existing and new products and services to both new and existing customers.
International Growth
We see international expansion as a major, and largely greenfield, opportunity for growth as we look to capture a larger part of the worldwide construction market. We have a presence internationally with sales and marketing offices in Sydney, Australia; Toronto, Canada; London, England; Paris, France; Dublin, Ireland; and Dubai, United Arab Emirates (“UAE”). We have also developed focused sales and marketing efforts in Germany, where we do not maintain an office location. As a result of our international efforts, we support multiple languages and currencies. Non-U.S. revenue as a percentage of our total revenue was 14% for the three months ended March 31, 2024 and 2023, respectively. We determine the percentage of non-U.S. revenue based on the billing location of each customer. Fluctuations in foreign currencies may positively or negatively impact the amount of revenue that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars.
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
Macroeconomic Factors
Macroeconomic and geopolitical factors such as trends within the commercial construction industry, rising inflation, rising interest rates, volatility in capital markets, bank failures, fluctuations in foreign exchange rates, global pandemics (such as the COVID-19 pandemic), and wars and other conflicts (such as the Russia-Ukraine war) may impact our customers’ spending, as well as our operating expenses and cash flows. We believe that macroeconomic factors have resulted in cautious customer spending, contributing to the decline in our cRPO annual growth rate. However, as such factors evolve, we continue to monitor the ways in which they may directly or indirectly impact our business, results of operations, and financial condition. See the section titled “Risk Factors” in Part I, Item 1A, of our 2023 Form 10-K for further discussion.
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
Cost of Revenue
Cost of revenue primarily consists of personnel-related compensation expenses for our customer support team, including salaries, benefits, stock-based compensation, payroll taxes, commissions, and bonuses. Additionally, cost of revenue includes non-personnel-related expenses, such as third-party hosting costs, amortization of acquired technology intangible assets, amortization of capitalized software development costs related to our platform, software license fees, and allocated overhead. Cost of revenue also includes severance costs incurred related to the restructuring event in January 2024, which is described in Note 13 of our condensed consolidated financial statements. We expect our cost of revenue to increase on an absolute dollar basis as our revenue and acquisition activities increase. We intend to continue to invest additional resources in platform hosting, customer support, and software development as we grow our business and to ensure that our customers are realizing the full benefit of our products. The level and timing of investment in these areas could affect our cost of revenue in the future.
Costs related to the development of internal-use software for new products and major platform enhancements are capitalized until the software is substantially complete and ready for its intended use. Capitalized software development costs are amortized on a straight-line basis over the developed software’s estimated useful life of two years and the amortization is recorded in cost of revenue.
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. For each of these categories of expense, personnel-related compensation expenses are the most significant component, which include salaries, stock-based compensation, payroll taxes, commissions, benefits, bonuses, and severance expenses as a result of the restructuring event in January 2024, which is described in Note 13 of our condensed consolidated financial statements.
Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related compensation expenses for our sales and marketing organizations. Additionally, sales and marketing expenses include non-personnel-related expenses, such as advertising costs, marketing events, travel, trade shows, and other marketing activities; contractor costs to supplement our staff levels; consulting services; amortization of acquired customer relationship intangible assets; and allocated overhead. We expense advertising and other promotional expenditures as incurred. We expect sales and marketing expenses to increase on an absolute dollar basis and vary from period to period as a percentage of revenue, as our business continues to grow and as we increase our investment in sales and marketing to drive customer growth.
Research and Development
Research and development expenses primarily consist of personnel-related compensation expenses for our engineering, product, and design teams. Additionally, research and development expenses include non-personnel-related expenses, such as computer software expenses, contractor costs to supplement our staff levels; consulting services; amortization of certain acquired intangible assets used in research and development activities; and allocated overhead. We expect research and development expenses to increase on an absolute dollar basis and vary from period to period as a percentage of revenue for the foreseeable future as we continue to build, enhance, maintain, and scale our products, services, and platform.
General and Administrative
General and administrative expenses primarily consist of personnel-related compensation expenses for our information technology, human resources, finance, legal, executive, and other administrative functions. Additionally, general and administrative expenses include non-personnel-related expenses, such as professional fees for audit, legal, tax, and other external consulting services; computer software expenses; costs associated with operating as a public company, including insurance costs, professional services, investor relations, and other compliance costs; property and use taxes; licenses; travel and entertainment costs; and allocated overhead. We expect general and administrative expenses to increase on an absolute dollar basis and vary from period to period as a percentage of revenue, as our business continues to grow, including our international expansion.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes of U.S. state franchise taxes and certain foreign jurisdictions in which we conduct business. As we expand our international operations, we expect to incur increased foreign tax expenses. We have a full valuation allowance for net U.S. deferred tax assets. The U.S. valuation allowance primarily includes net operating loss carryforwards (“NOL carryforwards”) and tax credits related primarily to research and development for our operations in the U.S. We expect to maintain this full valuation allowance for our net U.S. deferred tax assets for the foreseeable future.

Results of Operations
The following tables set forth our condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated. Certain percentages below may not sum due to rounding.

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Revenue	$269,428	$213,526
Cost of revenue(1)(2)(3)	45,723	40,202
Gross profit	223,705	173,324
Operating expenses
Sales and marketing(1)(2)(3)(4)	120,994	117,363
Research and development(1)(2)(3)(4)	70,599	80,036
General and administrative(1)(3)	51,018	45,188
Total operating expenses	242,611	242,587
Loss from operations	(18,906)	(69,263)
Interest income	5,938	4,948
Interest expense	(479)	(496)
Accretion income, net	3,088	1,632
Other expense, net	(344)	(210)
Loss before provision for income taxes	(10,703)	(63,389)
Provision for income taxes	263	58
Net loss	$(10,966)	$(63,447)

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Revenue	100%	100%
Cost of revenue(1)(2)(3)	17%	19%
Gross profit	83%	81%
Operating expenses
Sales and marketing(1)(2)(3)(4)	45%	55%
Research and development(1)(2)(3)(4)	26%	37%
General and administrative(1)(3)	19%	21%
Total operating expenses	90%	114%
Loss from operations	(7%)	(32%)
Interest income	2%	2%
Interest expense	0%	0%
Accretion income, net	1%	1%
Other expense, net	0%	0%
Loss before provision for income taxes	(4%)	(30%)
Provision for income taxes	0%	0%
Net loss	(4%)	(30%)

(1)Includes stock-based compensation expense and amortization of capitalized stock-based compensation as follows:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Cost of revenue	$3,185	$2,496
Sales and marketing	13,020	13,104
Research and development	13,735	19,781
General and administrative	11,729	10,475
Total stock-based compensation expense*	$41,669	$45,856
*Includes amortization of capitalized stock-based compensation of $1.5 million and $0.9 million, respectively, for the three months ended March 31, 2024 and 2023 which was initially capitalized as capitalized software and cloud-computing arrangement implementation costs.
(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Cost of revenue	$5,885	$5,493
Sales and marketing	3,106	3,107
Research and development	675	734
Total amortization of acquired intangible assets	$9,666	$9,334
(3)Includes employer payroll tax on employee stock transactions as follows:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Cost of revenue	$212	$167
Sales and marketing	1,264	999
Research and development	1,668	1,356
General and administrative	1,045	632
Total employer payroll tax on employee stock transactions	$4,189	$3,154
(4)Includes acquisition-related expenses as follows:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Sales and marketing	$448	$906
Research and development	—	5,984
Total acquisition-related expenses	$448	$6,890

Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Revenue	$269,428	$213,526	$55,902	26%
During the three months ended March 31, 2024, our revenue increased by $55.9 million, or 26%, compared to the three months ended March 31, 2023, of which approximately 90% was attributable to revenue from existing customers and approximately 10% was attributable to revenue from new customers acquired during the three months ended March 31, 2024. The increase in revenue from existing customers includes the net benefit of a full quarter of subscription revenue in the first quarter of 2024 from customers that were newly acquired in 2023 and continued their subscriptions in the first quarter of 2024, and customers that expanded their subscriptions in the first quarter of 2024 through the purchase of additional construction volume or products and services.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Cost of revenue	$45,723	$40,202	$5,521	14%
Gross profit	223,705	173,324	50,381	29%
Gross margin	83%	81%
The increase in cost of revenue during the three months ended March 31, 2024 was primarily attributable to a $2.0 million increase in amortization of capitalized software development costs, and a $2.0 million increase in third-party cloud hosting and related services as we grow our customer base. The increase in cost of revenue was also attributable to an increase of $1.2 million in personnel-related expenses, including increases of $0.6 million in salaries and wages, $0.3 million in severance costs incurred related to the restructuring event in January 2024, and $0.2 million in stock-based compensation expense. We decreased our cost of revenue headcount by 6% since March 31, 2023 as we continue to focus on improving operating efficiency.
Operating Expenses

	Three Months Ended March 31,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Sales and marketing	$120,994	$117,363	$3,631	3%
The increase in sales and marketing expenses during the three months ended March 31, 2024 was primarily attributable to an increase of $3.6 million in personnel-related expenses, including an increase of $2.2 million in salaries and wages driven by merit increases, an increase of $1.3 million in severance costs incurred related to the restructuring event in January 2024, and an increase of $0.3 million in stock-based compensation expense. The increase in sales and marketing expenses was also attributable to a $1.1 million increase in professional fees for contractors to supplement our staff levels. The increases in sales and marketing expenses were partially offset by a $1.3 million decrease in marketing events and expenses. We decreased our sales and marketing headcount by 7% since March 31, 2023 as we continue to focus on improving operating efficiency.

	Three Months Ended March 31,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Research and development	$70,599	$80,036	$(9,437)	(12%)
The decrease in research and development expenses during the three months ended March 31, 2024 was primarily attributable to a $6.0 million decrease in acquisition-related expenses, including $4.9 million related to the acceleration of cash retention payments in the first quarter of 2023 upon the departure of certain employees from our previous acquisitions. The decrease in research and development expenses was also attributable to a decrease of $4.4 million in personnel-related expenses, including decreases of $6.1 million in stock-based compensation expense and $0.5 million in salaries and wages, partially offset by an increase of $1.8 million due to severance costs incurred related to the restructuring event in January 2024. The decreases in research and development expenses were partially offset by a $0.8 million increase in computer software expenses. We decreased our research and development headcount by 2% since March 31, 2023 as we continue to focus on improving operating efficiency.

	Three Months Ended March 31,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
General and administrative	$51,018	$45,188	$5,830	13%
The increase in general and administrative expenses during the three months ended March 31, 2024 was primarily due to a $5.9 million increase in personnel-related expenses, including increases of $3.4 million in salaries and wages, $1.2 million in stock-based compensation expense, and $0.8 million due to severance costs incurred related to the restructuring event in January 2024. The increase in general and administrative expenses was also attributable to a $1.1 million increase in professional fees for legal and other professional services. The increases in general and administrative expenses were partially offset by a $1.0 million decrease in bad debt expenses primarily relating to the receivables from our materials financing business, which we ceased origination under in the fourth quarter of 2023. Our general and administrative headcount has remained consistent since March 31, 2023.
Interest Income, Interest Expense, Accretion Income, Net, Other Expense, Net, and Provision for Income Taxes

	Three Months Ended March 31,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Interest income	$5,938	$4,948	$990	20%
Interest expense	479	496	(17)	(3%)
Accretion income, net	3,088	1,632	1,456	89%
Other expense, net	344	210	134	64%
Provision for income taxes	263	58	205	*
*Percentage not meaningful
During the three months ended March 31, 2024, our interest income increased by $1.0 million due to an increase in interest rates and balances in our money market funds, cash savings accounts, and marketable securities.

During the three months ended March 31, 2024, accretion income, net increased by $1.5 million due to an increase both in our purchases of marketable securities and the balance of our marketable securities portfolio year over year.
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

The following tables present reconciliations of our GAAP financial measures to our non-GAAP financial measures for the periods presented:
Reconciliation of gross profit and gross margin to non-GAAP gross profit and non-GAAP gross margin:

	Three Months Ended March 31,
	2024	2023

	(dollars in thousands)
Revenue	$269,428	$213,526
Gross profit	223,705	173,324
Stock-based compensation expense	3,185	2,496
Amortization of acquired technology intangible assets	5,885	5,493
Employer payroll tax on employee stock transactions	212	167
Non-GAAP gross profit	$232,987	$181,480
Gross margin	83%	81%
Non-GAAP gross margin	86%	85%
Reconciliation of operating expenses to non-GAAP operating expenses:

	Three Months Ended March 31,
	2024	2023

	(dollars in thousands)
Revenue	$269,428	$213,526
GAAP sales and marketing	120,994	117,363
Stock-based compensation expense	(13,020)	(13,104)
Amortization of acquired intangible assets	(3,106)	(3,107)
Employer payroll tax on employee stock transactions	(1,264)	(999)
Acquisition-related expenses	(448)	(906)
Non-GAAP sales and marketing	$103,156	$99,247
GAAP sales and marketing as a percentage of revenue	45%	55%
Non-GAAP sales and marketing as a percentage of revenue	38%	46%

GAAP research and development	$70,599	$80,036
Stock-based compensation expense	(13,735)	(19,781)
Amortization of acquired intangible assets	(675)	(734)
Employer payroll tax on employee stock transactions	(1,668)	(1,356)
Acquisition-related expenses	—	(5,984)
Non-GAAP research and development	$54,521	$52,181
GAAP research and development as a percentage of revenue	26%	37%
Non-GAAP research and development as a percentage of revenue	20%	24%

GAAP general and administrative	$51,018	$45,188
Stock-based compensation expense	(11,729)	(10,475)
Employer payroll tax on employee stock transactions	(1,045)	(632)
Non-GAAP general and administrative	$38,244	$34,081
GAAP general and administrative as a percentage of revenue	19%	21%
Non-GAAP general and administrative as a percentage of revenue	14%	16%

Reconciliation of loss from operations and operating margin to non-GAAP income (loss) from operations and non-GAAP operating margin:

	Three Months Ended March 31,
	2024	2023

	(dollars in thousands)
Revenue	$269,428	$213,526
Loss from operations	(18,906)	(69,263)
Stock-based compensation expense	41,669	45,856
Amortization of acquired intangible assets	9,666	9,334
Employer payroll tax on employee stock transactions	4,189	3,154
Acquisition-related expenses	448	6,890
Non-GAAP income (loss) from operations	$37,066	$(4,029)
Operating margin	(7%)	(32%)
Non-GAAP operating margin	14%	(2%)
Liquidity and Capital Resources
As of March 31, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $744.6 million, which were held in money market funds, U.S. treasury securities, corporate notes and obligations, commercial paper, checking accounts, and savings accounts. Our investments in marketable securities are exposed to interest rate risk; however, due to the short-term nature of our investments, we do not anticipate being exposed to material risks due to changes in interest rates.
As of March 31, 2024, we had outstanding letters of credit, on an unsecured basis, totaling approximately $4.7 million to secure various leased office facilities in the U.S. and Australia.
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
During the three months ended March 31, 2024, operating lease commencements and modifications resulted in increases of $10.7 million in future rent commitments through 2036, relating to the office leases in Austin, Texas, which were modified to extend the lease terms and adjust the rent obligations. There have been no other material changes to our contractual obligations from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K. We believe our existing cash, cash equivalents, and marketable securities will be sufficient to meet our needs for at least the next 12 months. While we have generated positive cash flows from operations in recent years, we have continued to generate losses from operations, as reflected in our accumulated deficit of $1.1 billion as of March 31, 2024. We may not achieve profitability in the foreseeable future and may require additional capital resources to execute strategic initiatives to grow our business.
This assessment is a forward-looking statement and involves risks and uncertainties. Our additional future capital requirements will depend on many factors, including our revenue growth rate, new customer acquisition and subscription renewal activity, timing of billing activities, our ability to integrate the companies or technologies we acquire and realize strategic and financial benefits from our investments and acquisitions, other strategic transactions or investments we may enter into, the timing and extent of spending to support further sales and marketing and research and development efforts, general and administrative expenses to support our growth, including international expansion, and inflation. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing to fund these activities. If we are unable to raise additional capital when desired, or on acceptable terms, our business, results of operations, and financial condition could be materially adversely affected.
As of March 31, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$69,145	$29,275
Net cash used in investing activities	(4,670)	(79)
Net cash provided by financing activities	6,676	3,312

Operating Activities
Our largest source of cash from operating activities is collections from the sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting and software license expenses, and overhead.
Net cash provided by operating activities was $69.1 million during the three months ended March 31, 2024 which resulted from a net loss of $11.0 million, adjusted for non-cash charges of $60.6 million and a net cash inflow of $19.5 million from changes in operating expenses and liabilities. The $19.5 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:
•a $68.0 million decrease in accounts receivable primarily due to timing of billings and cash receipts from customers; and
•a $3.2 million increase in accounts payable primarily due to timing of cash payments to our vendors.
These changes in our operating assets and liabilities were partially offset by the following:
•a $34.2 million decrease in accrued expenses and other liabilities primarily due to the size and timing of bonus and commission accruals and payouts, accrued ESPP contributions, payroll, and cash payments to our vendors;
•a $14.1 million decrease in deferred revenue primarily due to timing of billings and seasonality; and
•a $2.3 million decrease in operating lease liabilities related to lease payments.
Net cash provided by operating activities was $29.3 million during the three months ended March 31, 2023, which resulted from a net loss of $63.4 million, adjusted for non-cash charges of $65.3 million and net cash inflows of $27.4 million from changes in operating assets and liabilities. The $27.4 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:
•a $42.9 million decrease in accounts receivable primarily due to timing of billings and cash receipts from customers;
•a $6.5 million increase in deferred revenue primarily due to the growth of our business and timing of billings;
•a $4.6 million increase in accounts payable primarily due to timing of cash payments to our vendors; and

•a $4.5 million decrease in prepaid expenses and other assets primarily due to the acceleration of acquisition-related expenses associated with cash retention payments upon the departure of certain employees from our previous acquisitions.
These changes in our operating assets and liabilities were partially offset by the following:
•a $28.2 million decrease in accrued expenses and other liabilities primarily due to the size and timing of bonus and commission accruals and payouts, ESPP contributions, payroll, and cash payments to our vendors; and
•a $2.6 million decrease in operating lease liabilities related to lease payments.

Investing Activities
Net cash used in investing activities of $4.7 million during the three months ended March 31, 2024 consisted of cash outflows for purchases of marketable securities of $101.4 million, capitalized software development costs of $9.5 million, and purchases of property and equipment of $2.1 million primarily related to computer equipment purchases and improvements to our leased offices. Such outflows were partially offset by $107.3 million in maturities of marketable securities and $1.3 million of customer repayments for materials financing.
Net cash used in investing activities of $0.1 million during the three months ended March 31, 2023 consisted of purchases of marketable securities of $90.0 million, capitalized software development costs of $8.0 million, originations for materials financing of $9.1 million, and purchases of property and equipment of $2.2 million primarily related to improvements to our leased offices and computer equipment purchases, partially offset by $103.9 million in maturities of marketable securities, and $5.4 million of customer repayments for materials financing.
Financing Activities
Net cash provided by financing activities of $6.7 million during the three months ended March 31, 2024 consisted of $7.1 million in proceeds from stock option exercises, partially offset by $0.4 million in payments on our finance lease obligations.
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
Our significant accounting policies are described in Note 2 of our condensed consolidated financial statements. Our critical accounting policies and more significant judgments and estimates used in the preparation of our financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K. There have been no significant changes to these policies for the three months ended March 31, 2024.

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
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $744.6 million as of March 31, 2024. Cash, cash equivalents, and marketable securities consist of money market funds, U.S. treasury securities, corporate notes and obligations, commercial paper, checking accounts, and savings accounts. The cash and cash equivalents are held for working capital and general corporate purposes. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of March 31, 2024, a hypothetical 100 basis points increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2024, the end of the period covered by this report.
Based on the Company’s evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
(b)Changes in Internal Control Over Financial Reporting.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. There have not been any changes in internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(c)Limitations on Effectiveness of Controls and Procedures
Our management, including our chief executive officer and chief financial officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes thereto, before making a decision to invest in our common stock. There have been no material changes described in Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K. The risks and uncertainties described in Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of such risks occur, our business, financial condition, results of operations, and prospects could be materially adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Items 3 and 4 are not applicable and have been omitted.

Item 5. Other Information.
Insider Trading Arrangements

During the quarterly period ended March 31, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase of sale of our securities as set forth in the table below.

Type of Trading Arrangement

Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold***	Expiration Date
Steven S. Davis, President, Product & Technology	Adoption	March 15, 2024	x		64,802****	March 15, 2025

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

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40396	3.1	May 24, 2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40396	3.2	May 24, 2021

10.1*+	Offer Letter by and between Lawrence Joseph Stack and the Registrant, dated as of April 1, 2024
10.2*+	Non-Employee Director Compensation Policy, as amended and restated
10.3*+	Procore Technologies, Inc. 2021 Equity Incentive Plan, as amended, and related form agreements
31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer

32.2*#	Section 906 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Indicates management contract or compensatory plan or arrangement.

#	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Procore Technologies, Inc.

Date: May 2, 2024	By:	/s/ Craig F. Courtemanche, Jr.
Craig F. Courtemanche, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2024	By:	/s/ Howard Fu
Howard Fu
Chief Financial Officer and Treasurer (Principal Financial Officer)