Form 10-Q
period 2024-06-30
PROCORE TECHNOLOGIES, INC.
filed 2024-08-02
CIK 1611052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2024, the registrant had 147,685,049 shares of common stock, $0.0001 par value per share, outstanding.

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
•our ability to effectively manage our growth, including through the evolution of our go-to-market (“GTM”) platform;
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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
Procore Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except number of shares and par value)	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$356,239	$357,790
Marketable securities, current (amortized cost of $379,504 and $320,166 at June 30, 2024 and December 31, 2023, respectively)	379,120	320,161
Accounts receivable, net of allowance for credit losses of $4,132 and $4,791 at June 30, 2024 and December 31, 2023, respectively	158,700	206,644
Contract cost asset, current	30,946	28,718
Prepaid expenses and other current assets	41,471	42,421
Total current assets	966,476	955,734
Marketable securities, non-current (amortized cost of $45,430 and $0 at June 30, 2024 and December 31, 2023, respectively)	45,430	—
Capitalized software development costs, net	95,763	83,045
Property and equipment, net	34,895	36,258
Right of use assets - finance leases	33,051	34,375
Right of use assets - operating leases	35,255	44,141
Contract cost asset, non-current	44,193	44,564
Intangible assets, net	142,293	137,546
Goodwill	550,363	539,354
Other assets	19,316	18,551
Total assets	$1,967,035	$1,893,568
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$26,951	$13,177
Accrued expenses	71,253	100,075
Deferred revenue, current	494,680	501,903
Other current liabilities	31,894	27,275
Total current liabilities	624,778	642,430
Deferred revenue, non-current	6,135	7,692
Finance lease liabilities, non-current	42,468	43,581
Operating lease liabilities, non-current	32,578	37,923
Other liabilities, non-current	5,278	6,332
Total liabilities	711,237	737,958
Contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized at June 30, 2024 and December 31, 2023; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at June 30, 2024 and December 31, 2023; 147,678,550 and 144,806,464 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	15	15
Additional paid-in capital	2,414,224	2,295,807
Accumulated other comprehensive loss	(2,327)	(1,375)
Accumulated deficit	(1,156,114)	(1,138,837)
Total stockholders’ equity	1,255,798	1,155,610
Total liabilities and stockholders’ equity	$1,967,035	$1,893,568
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Revenue	$284,347	$228,536	$553,775	$442,062
Cost of revenue	48,101	42,304	93,824	82,506
Gross profit	236,246	186,232	459,951	359,556
Operating expenses
Sales and marketing	127,922	125,362	248,916	242,725
Research and development	72,308	73,216	142,907	153,252
General and administrative	50,792	46,383	101,810	91,571
Total operating expenses	251,022	244,961	493,633	487,548
Loss from operations	(14,776)	(58,729)	(33,682)	(127,992)
Interest income	5,814	4,943	11,752	9,891
Interest expense	(472)	(491)	(951)	(987)
Accretion income, net	3,761	2,031	6,849	3,663
Other expense, net	(148)	(313)	(492)	(523)
Loss before provision for income taxes	(5,821)	(52,559)	(16,524)	(115,948)
Provision for income taxes	490	322	753	380
Net loss	$(6,311)	$(52,881)	$(17,277)	$(116,328)
Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$(0.37)	$(0.12)	$(0.83)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	146,938,942	141,238,489	146,207,469	140,446,873
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax	$(87)	$395	$(573)	$379
Unrealized loss on available-for-sale debt and marketable securities, net of tax	(172)	(388)	(379)	(64)
Total other comprehensive (loss) income	(259)	7	(952)	315
Comprehensive loss	$(6,570)	$(52,874)	$(18,229)	$(116,013)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2022	139,159,534	$14	$2,068,225	$(2,316)	$(949,143)	$1,116,780
Exercise of stock options	272,032	—	3,651	—	—	3,651
Stock-based compensation	—	—	47,060	—	—	47,060
Issuance of common stock upon settlement of restricted stock units	940,122	—	—	—	—	—
Other comprehensive income	—	—	—	308	—	308
Net loss	—	—	—	—	(63,447)	(63,447)
Balance as of March 31, 2023	140,371,688	$14	$2,118,936	$(2,008)	$(1,012,590)	$1,104,352
Exercise of stock options	549,328	—	7,304	—	—	7,304
Stock-based compensation	—	—	44,647	—	—	44,647
Issuance of common stock upon settlement of restricted stock units	963,723	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	316,042	—	13,006	—	—	13,006
Other comprehensive income	—	—	—	7	—	7
Net loss	—	—	—	—	(52,881)	(52,881)
Balance as of June 30, 2023	142,200,781	$14	$2,183,893	$(2,001)	$(1,065,471)	$1,116,435
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2023	144,806,464	$15	$2,295,807	$(1,375)	$(1,138,837)	$1,155,610
Exercise of stock options	471,310	—	7,140	—	—	7,140
Stock-based compensation	—	—	42,590	—	—	42,590
Issuance of common stock upon settlement of restricted stock units	994,029	—	—	—	—	—
Other comprehensive loss	—	—	—	(693)	—	(693)
Net loss	—	—	—	—	(10,966)	(10,966)
Balance as of March 31, 2024	146,271,803	$15	$2,345,537	$(2,068)	$(1,149,803)	$1,193,681
Exercise of stock options	294,901	—	2,779	—	—	2,779
Stock-based compensation	—	—	52,721	—	—	52,721
Issuance of common stock upon settlement of restricted stock units	835,497	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	276,349	—	13,187	—	—	13,187
Other comprehensive loss	—	—	—	(259)	—	(259)
Net loss	—	—	—		(6,311)	(6,311)
Balance as of June 30, 2024	147,678,550	$15	$2,414,224	$(2,327)	$(1,156,114)	$1,255,798
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Operating activities
Net loss	$(17,277)	$(116,328)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock-based compensation	89,357	87,425
Depreciation and amortization	40,894	34,210
Accretion of discounts on marketable debt securities, net	(6,749)	(3,662)
Abandonment of long-lived assets	580	535
Noncash operating lease expense	4,993	5,232
Unrealized foreign currency loss, net	714	557
Deferred income taxes	2	5
Provision for credit losses	405	3,730
(Increase) decrease in fair value of strategic investments	(641)	6
Changes in operating assets and liabilities, net of effect of asset acquisitions and business combinations
Accounts receivable	48,994	23,577
Deferred contract cost assets	(2,089)	(3,630)
Prepaid expenses and other assets	(190)	1,701
Accounts payable	13,279	1,149
Accrued expenses and other liabilities	(30,447)	(31,110)
Deferred revenue	(10,877)	19,582
Operating lease liabilities	(3,108)	(5,381)
Net cash provided by operating activities	127,840	17,598
Investing activities
Purchases of property and equipment	(3,963)	(4,694)
Capitalized software development costs	(19,732)	(17,351)
Purchases of strategic investments	(1,072)	(442)
Purchases of marketable securities	(324,374)	(229,282)
Maturities of marketable securities	226,099	222,726
Sales of marketable securities	—	5,452
Originations of materials financing	—	(17,007)
Customer repayments of materials financing	1,483	12,996
Acquisition of a business, net of cash acquired	(25,945)	—
Asset acquisitions, net of cash acquired	(3,792)	—
Net cash used in investing activities	(151,296)	(27,602)
Financing activities
Proceeds from stock option exercises	9,915	10,939
Proceeds from employee stock purchase plan	13,187	13,006
Principal payments under finance lease agreements, net of proceeds from lease incentives	(669)	(930)
Net cash provided by financing activities	22,433	23,015
Net increase in cash and cash equivalents	(1,023)	13,011
Effect of exchange rate changes on cash	(528)	(309)
Cash and cash equivalents, beginning of period	357,790	299,816
Cash and cash equivalents, end of period	$356,239	$312,518
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds received	$1,635	$685
Stock-based compensation capitalized for cloud-computing arrangement costs	72	155
Cash received for lease incentives	294	386
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	793	987
Operating cash flows from operating leases	4,374	6,389
Financing cash flows from finance leases	908	1,016
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses at period end	1,582	698
Capitalized software development costs included in accounts payable and accrued expenses at period end	3,287	749
Stock-based compensation capitalized for software development	5,882	4,128
Deferred business combination payment included in other current liabilities at period end	1,460	—
Deferred asset acquisition payment included in other current liabilities and accrued expenses at period end	1,481	—
Right of use assets obtained or modified in exchange for operating lease liabilities	(3,780)	3,515
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying condensed consolidated financial statements include the interim financial statements of Procore. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP” or “U.S. GAAP”) and are unaudited. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2023. The condensed consolidated balance sheet information as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Business combinations
The Company assesses whether an acquisition is a business combination or an asset acquisition. If substantially all of the gross assets acquired are concentrated in a single asset or group of similar assets, then the acquisition is accounted for as an asset acquisition where the purchase consideration is allocated on a relative fair value basis to the assets acquired. Goodwill is not recorded in an asset acquisition. If the gross assets are not concentrated in a single asset or group of similar assets, then the Company determines if the set of assets acquired represents a business. A business is an integrated set of activities and assets capable of being conducted and managed for the purpose of providing a return. Depending on the nature of the acquisition, judgment may be required to determine if the set of assets acquired is a business combination or not.
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
Marketable securities
Investments with stated maturities of greater than three months are classified as marketable securities, which consist of United States (“U.S.”) treasury securities, commercial paper, corporate notes and obligations, and time deposits. All marketable securities held as of June 30, 2024 and December 31, 2023 are classified as available-for-sale debt securities, which are recorded at fair value. The Company’s marketable securities are classified as either short-term or long-term in the accompanying condensed consolidated balance sheets based on the security’s contractual maturity at balance sheet date. The Company re-evaluates such classifications at each balance sheet date.
The Company periodically assesses its portfolio of marketable securities for impairment. The Company evaluates each investment in an unrealized loss position to determine if any portion of the unrealized loss is related to credit losses. In determining whether a credit loss may exist, the Company considers the extent of the unrealized loss position, any adverse conditions specifically related to the security or the issuer’s operating environment, the pay structure of the security, the issuer’s payment history, and any changes in the issuer’s credit rating. Unrealized losses on marketable securities due to expected credit losses are recognized in other expense, net in the accompanying condensed consolidated statements of operations and comprehensive loss, and any excess unrealized gains and losses, net of tax, that are not due to expected credit losses are included in accumulated other comprehensive loss, a component of stockholders’ equity. During the six months ended

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2024 and 2023, there were no credit losses recorded on marketable securities. Interest recorded on marketable securities is recorded in interest income, with accretion of discounts, net of amortization of premiums, recorded in accretion income, net, on the accompanying condensed consolidated statements of operations and comprehensive loss.
Materials financing revenues and receivables
In connection with its acquisition of Express Lien, Inc. (d/b/a Levelset) (“Levelset”), in November 2021, the Company assumed a materials financing program to help facilitate the purchase of construction materials from fulfillment partners (the Company’s suppliers) on behalf of its customers, allowing such customers to finance their materials purchases from the Company on deferred payment terms. Prior to the Company ceasing originations under its materials financing program in October 2023, the fulfillment partner was primarily responsible for fulfilling the materials purchases and the Company did not have control over such materials. The Company earned revenues from origination fees and finance charges on the amounts it financed for customers on deferred payment terms, which were typically 120 days. Such fees earned were computed and recognized based on the effective interest method and are presented net of any related reserves and amortization of deferred origination costs. During the six months ended June 30, 2024, credit losses incurred in connection with the Company’s materials financing program were immaterial. During the six months ended June 30, 2023, the Company incurred credit losses of $3.9 million in connection with its materials financing program, which are recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.
Gross receivables outstanding from customers under the materials financing program were $5.7 million and the related allowance for expected credit losses for materials financing receivables was $3.8 million as of December 31, 2023. As of June 30, 2024, the entire gross materials financing receivables of $1.8 million were fully reserved. Materials financing receivables, net of allowances, are recorded within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
Self-insurance reserves
In January 2022, the Company elected to partially self-fund its health insurance plan. To reduce its risk related to high-dollar claims, the Company maintains individual stop-loss insurance. The Company estimates its exposure for claims incurred at the end of each reporting period, including claims not yet reported, with the assistance of an independent third-party actuary. As of June 30, 2024 and December 31, 2023, the Company’s self-insurance accrual was $2.3 million and $3.3 million, respectively, included within other current liabilities on the accompanying condensed consolidated balance sheets.
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Investments in limited partnership funds
The Company also holds investments in certain limited partnership funds. The Company does not hold a controlling interest or significant influence in these limited partnerships. The fair value of such investments is valued using the Net Asset Value (“NAV”) provided by the fund administrator as a practical expedient.
Available-for-sale debt securities
The Company also holds certain investments in debt securities of privately held companies, which are classified as available-for-sale debt securities. Such available-for-sale debt securities are recorded at fair value with changes in fair value recorded in other comprehensive loss. The Company periodically reviews its available-for-sale debt securities to determine if there has been an other-than-temporary decline in fair value. If the impairment is deemed other-than-temporary, the portion of the impairment related to credit losses is recognized in other (expense) income, net in the accompanying condensed consolidated statements of operations and comprehensive loss, and the portion related to non-credit related losses is recognized as a component of comprehensive loss.
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

As of June 30, 2024 and December 31, 2023, the carrying value of the Company’s financial instruments included in current assets and current liabilities (including accounts receivable, accounts payable, and accrued expenses) approximate fair value due to the short-term nature of such items. The Company measures its cash held in money market funds, marketable securities, and investments in available-for-sale debt securities at fair value each reporting period. The estimation of fair value for available-for-sale debt securities in private companies requires the use of significant unobservable inputs, and as a result, the Company classifies these assets as Level 3 within the fair value hierarchy.
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
Restricted cash
During the three months ended June 30, 2023, $3.1 million of restricted cash relating to corporate credit cards was released from restriction. The Company held no restricted cash as of June 30, 2024 and December 31, 2023.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Deferred revenue
Contract liabilities consist of revenue that is deferred when the Company has the contractual right to invoice in advance of transferring services to its customers. The Company recognized revenue of $228.8 million and $185.1 million during the three months ended June 30, 2024 and 2023, respectively, that was included in deferred revenue balances at the beginning of the respective periods. The Company recognized revenue of $364.2 million and $286.2 million during the six months ended June 30, 2024 and 2023, respectively, that was included in deferred revenue balances at the beginning of the respective periods.
Remaining performance obligations
The transaction price allocated to remaining performance obligations (“RPO”) represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancelable contracts that will be invoiced and recognized as revenue in future periods. The Company’s current RPO represents future revenue under existing contracts that is expected to be recognized as revenue in the next 12 months. As of June 30, 2024, the aggregate amount of the transaction price allocated to RPO was $1.0 billion, of which the Company expects to recognize $724.8 million, or approximately 70%, as revenue in the next 12 months, and substantially all of the remaining $310.4 million between 12 and 36 months thereafter.
3.INVESTMENTS
Marketable securities
Marketable securities consisted of the following as of June 30, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$167,659	$3	$(96)	$167,566
Commercial paper	53,138	—	(68)	53,070
Corporate notes and obligations	204,137	11	(234)	203,914
Total marketable securities	$424,934	$14	$(398)	$424,550
Marketable securities consisted of the following as of December 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$128,479	$124	$(27)	$128,576
Commercial paper	47,415	1	(35)	47,381
Corporate notes and obligations	139,747	61	(128)	139,680
Time deposits	4,525	—	(1)	4,524
Total marketable securities	$320,166	$186	$(191)	$320,161
The following table summarizes the estimated fair value of investments classified as marketable securities by contractual maturity date (in thousands):

	June 30, 2024	December 31, 2023
Due within 1 year	$379,120	$320,161
Due in 1 to 2 years	45,430	—
Total marketable securities	$424,550	$320,161

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
During the six months ended June 30, 2024 and 2023, there were maturities of marketable securities of $226.1 million and $222.7 million, respectively. During the six months ended June 30, 2023, there were sales of marketable securities of $5.5 million. There were no sales of marketable securities during the six months ended June 30, 2024. Realized losses on sales of marketable securities are recorded in other expense, net on the condensed consolidated statements of operations and comprehensive loss. Such losses were immaterial during the six months ended June 30, 2023. There were no impairments of marketable securities during the six months ended June 30, 2024 or 2023.
Strategic investments
Strategic investment activity during the six months ended June 30, 2024 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Available-for- Sale Debt Securities	Total
Balance as of December 31, 2023	$7,179	$3,986	$362	$11,527
Interest accrued on available-for-sale debt securities	—	—	4	4
Purchases of strategic investments	498	574	—	1,072
Unrealized gain on strategic investments	671	154	—	825
Impairment of strategic investments	(184)	—	—	(184)
Balance as of June 30, 2024	$8,164	$4,714	$366	$13,244
Strategic investment activity during the six months ended June 30, 2023 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Available-for- Sale Debt Securities	Total
Balance as of December 31, 2022	$7,286	$3,402	$355	$11,043
Interest accrued on available-for-sale debt securities	—	—	4	4
Purchases of strategic investments	—	442	—	442
Unrealized loss on strategic investments	—	(6)	—	(6)
Balance as of June 30, 2023	$7,286	$3,838	$359	$11,483
Strategic investments are recorded in other assets on the accompanying condensed consolidated balance sheets. As of June 30, 2024, in connection with the Company’s investments in limited partnerships, it has a contractual obligation to provide additional investment funding of up to $5.1 million at the option of the investees.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
4.FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial assets measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$295,343	$—	$—	$295,343
Commercial paper	—	2,041	—	2,041
Corporate notes and obligations	—	3,918	—	3,918
Marketable securities:
U.S. treasury securities	167,566	—	—	167,566
Commercial paper	—	53,070	—	53,070
Corporate notes and obligations	—	203,914	—	203,914
Strategic investments:
Investments in available-for-sale debt securities	—	—	366	366
Total	$462,909	$262,943	$366	$726,218

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$303,452	$—	$—	$303,452
Marketable securities:
U.S. treasury securities	128,576	—	—	128,576
Commercial paper	—	47,381	—	47,381
Corporate notes and obligations	—	139,680	—	139,680
Time deposits	—	4,524	—	4,524
Strategic investments:
Investments in available-for-sale debt securities	—	—	362	362
Total	$432,028	$191,585	$362	$623,975
5.LEASES
The Company has primarily entered into lease arrangements for office space, in addition to other miscellaneous equipment. The Company’s leases have initial non-cancelable lease terms ranging from one to 12 years. Some of the Company’s leases include an option for it to extend the term of the lease for up to 10 years.
During the six months ended June 30, 2024, the Company modified its office lease in Austin, Texas to extend the lease terms and adjust the rent obligations, which resulted in an increase of $10.7 million in future rent commitments through 2036. Total operating lease commencements and modifications during the period resulted in net decreases to right of use assets–operating leases and corresponding operating lease liabilities on the accompanying condensed consolidated balance sheets of $3.8 million and $4.0 million, respectively, which primarily relate to the modified lease in Texas. These decreases to the asset and liability were primarily due to higher discount rates in 2024 as compared to the original lease commencement periods, and tenant improvement allowances.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
6.BUSINESS COMBINATIONS
Intelliwave
On May 30, 2024, the Company completed the acquisition of all outstanding equity of Intelliwave Technologies Inc. (“Intelliwave”), a construction materials management company, for $29.8 million in cash consideration. The purpose of this acquisition was to accelerate development of the Company’s Workforce Management solution.
As of June 30, 2024, the Company has paid $28.3 million in cash and the Company anticipates that the remaining $1.5 million will be paid within six months of the acquisition date. The remaining $1.5 million of purchase consideration is reported in other current liabilities on the accompanying condensed consolidated balance sheets. On the acquisition date, $4.3 million in cash was placed in an escrow account held by a third-party escrow agent for potential breaches of representations, warranties, and indemnities. $3.8 million of the escrow amount was included in the purchase consideration and is scheduled to be released from escrow to Intelliwave stockholders 18 months after the acquisition date (subject to any indemnification claims), and $0.5 million of the escrow amount was excluded from the purchase consideration and is scheduled to be released from escrow to Intelliwave stockholders 24 months after the acquisition date (subject to any indemnification claims).
The preliminary purchase consideration was allocated to the following assets and liabilities at the acquisition date (in thousands):

	Fair Value	Useful Life
Assets acquired
Cash and cash equivalents	$2,390
Accounts receivable	964
Prepaid expenses and other current assets	17
Other non-current assets	388
Developed technology intangible asset	16,000	7 years
Customer relationships intangible asset	4,700	10 years
Goodwill	11,333
Total assets acquired	$35,792
Liabilities assumed
Deferred revenue, current	(2,210)
Other current liabilities	(2,605)
Other non-current liabilities	(388)
Net deferred tax liabilities	(790)
Total liabilities assumed	$(5,993)
Net assets acquired	$29,799
Developed technology intangible asset represents the fair value of Intelliwave’s technology, which was valued considering both the cost to rebuild and relief from royalty methods. Key assumptions under the cost to rebuild method include the estimated level of effort and related costs of reproducing or replacing the acquired technology. Key assumptions under the relief from royalty method include forecasted revenue to be generated from the developed technology, an estimated royalty rate applicable to the technology, and a discount rate. Developed technology is amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the technology are consumed, over its estimated useful life of seven years. The amortization expense is recorded in cost of revenue in the accompanying condensed consolidated statements of operations and comprehensive loss.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Customer relationships represent the fair value of the underlying relationships with Intelliwave’s existing customers, which were valued using the excess earnings method. Key assumptions under the excess earnings method include estimated future revenues, costs, cash flows, and a discount rate. The customer relationship intangible asset is amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the customer relationships are consumed, over its estimated useful life of ten years. The amortization expense is recorded in sales and marketing expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.
The $11.3 million goodwill balance is primarily attributable to synergies and expanded market opportunities that are expected to be achieved from the integration of Intelliwave with the Company’s offerings and assembled workforce. Substantially all of the goodwill balance is not deductible for income taxes purposes.
The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, but does not exceed 12 months. The purchase price allocation is subject to future adjustments, including to finalize the closing net working capital.
The Company issued 65,269 performance-based restricted stock units (“PSUs”) and 67,807 service-based restricted stock units (“RSUs”) at a grant date fair value of $68.96 per share in order to retain certain employees of Intelliwave. The PSUs issued to Intelliwave employees will vest upon the achievement of certain integration milestones. The total grant date fair value of the PSUs and RSUs was excluded from purchase consideration and is recognized as post-combination expense. See Note 10 to these condensed consolidated financial statements for details on how the Company expenses stock-based compensation.
The Company has not separately presented pro forma results reflecting the acquisition of Intelliwave or revenue and operating losses of Intelliwave for the period from the acquisition date through June 30, 2024, as the impacts were not material to the condensed consolidated financial statements. The acquisition-related transaction costs were not material and were expensed as incurred in the accompanying condensed consolidated statements of operations and comprehensive loss.
7.INTANGIBLE ASSETS AND GOODWILL
Intangible assets
During the three months ended June 30, 2024, the Company completed the acquisition of Intelliwave, which was accounted for as a business combination, as described above in Note 6. The Company also acquired another developed technology for $3.9 million, which was accounted for as an asset acquisition. The acquired developed technology has an estimated useful life of four years, and the amortization expense is recorded in cost of revenue on the accompanying condensed consolidated statements of operations and comprehensive loss.
The Company’s finite-lived and indefinite-lived intangible assets are summarized as follows (in thousands):

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$186,132	$(80,501)	$105,631	4.3
Customer relationships	71,050	(37,236)	33,814	4.8
Total finite-lived intangible assets	257,182	(117,737)	139,445	4.5
In-process research and development	2,848	—	2,848
Total intangible assets	$260,030	$(117,737)	$142,293

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$166,453	$(67,221)	$99,232	4.3
Customer relationships	66,350	(30,884)	35,466	4.2
Total finite-lived intangible assets	232,803	(98,105)	134,698	4.3
In-process research and development	2,848	—	2,848
Total intangible assets	$235,651	$(98,105)	$137,546
The Company estimates that there is no significant residual value related to its finite-lived intangible assets. Amortization expense recorded on the Company’s finite-lived intangible assets is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$6,156	$5,493	$12,041	$10,986
Sales and marketing	3,145	3,106	6,251	6,213
Research and development	665	675	1,340	1,409
Total amortization of acquired intangible assets	$9,966	$9,274	$19,632	$18,608
Goodwill
The following table presents the changes in carrying amount of goodwill during the six months ended June 30, 2024 (in thousands):

Beginning balance	$539,354
Additions	11,333
Other adjustments, net(1)	(324)
Ending balance	$550,363
(1) Includes the effect of foreign currency translation

The addition to goodwill was due to the acquisition of Intelliwave, as disclosed in Note 6 to these condensed consolidated financial statements. There was no impairment of goodwill during the periods presented.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
8.ACCRUED EXPENSES
The following represents the components of accrued expenses contained within the Company’s condensed consolidated balance sheets at the end of each period (in thousands):

	June 30, 2024	December 31, 2023
Accrued bonuses	$12,029	$31,786
Accrued commissions	12,531	16,494
Accrued salary, payroll tax, and employee benefit liabilities	35,074	36,171
Other accrued expenses	11,619	15,624
Total accrued expenses	$71,253	$100,075
9.CONTINGENCIES
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
10.STOCK-BASED COMPENSATION
2021 Equity Incentive Plan
In May 2021, the Company’s board of directors (the “Board”) adopted, and the stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”) with the purpose of granting stock-based awards, including stock options, stock appreciation rights, restricted stock awards (“RSAs”), RSUs, PSUs, and other forms of awards, to employees, directors, and consultants. As of December 31, 2023, a total of 44,622,937 shares of common stock were authorized for issuance under the 2021 Plan. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to either (i) 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (ii) a lesser number of shares determined by the Board prior to the applicable January 1. Accordingly, on January 1, 2024, the number of shares of common stock that may be issued under the 2021 Plan increased by an additional 7,240,323 shares. As a result, as of June 30, 2024, a total of 51,863,260 shares of common stock are authorized for issuance under the 2021 Plan. As of June 30, 2024, a total of 34,958,638 shares of common stock were available for issuance under the 2021 Plan. No stock options have been issued under the 2021 Plan.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Stock options
No stock options were granted during the periods presented.
The following table summarizes the stock option activity during the six months ended June 30, 2024:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2023	4,340,052	$12.57
Exercised	(766,211)	12.95
Canceled/Forfeited	(750)	19.16
Outstanding at June 30, 2024	3,573,091	12.48
Exercisable at June 30, 2024	3,573,091	$12.48
As of June 30, 2024, there is no unrecognized stock-based compensation cost for stock options previously granted by the Company.
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
The following table summarizes the RSU activity during the six months ended June 30, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2023	7,382,073	$59.35
Granted	2,835,307	78.88
Vested	(1,829,526)	58.65
Canceled/Forfeited	(622,194)	64.36
Outstanding at June 30, 2024	7,765,660	$66.30
As of June 30, 2024, the total unrecognized stock‑based compensation cost for all RSUs outstanding was $482.2 million, which is expected to be recognized over a weighted‑average vesting period of 2.7 years.
Performance-based restricted stock units
Beginning in 2022, the Company granted PSUs to certain non-executive employees with vesting terms based on the achievement of certain operating performance goals. In March 2024, the Company granted its CEO an aggregate target number of 46,986 PSUs (the “CEO PSUs”) that will vest (if at all) over a three-year period, subject to the achievement of certain financial performance goals and continued service through the applicable vesting date. The actual number of CEO PSUs that become eligible to vest will be determined based on the attainment level of the applicable performance goal, as certified by the Compensation Committee of the Board. A target number of 35,239 CEO PSUs (75% of the CEO PSUs) will become eligible to vest based on the attainment level of a revenue performance goal for fiscal year 2024, which was set at the beginning of fiscal year 2024, with a payout range of 0% to 200% of target. A target number of 11,747 CEO PSUs (25% of the CEO PSUs) will become eligible to vest based on the attainment of a non-GAAP operating margin performance

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
goal for fiscal year 2024, which was set at the beginning of fiscal year 2024, with a payout range of 0% to 150% of target. One third of the CEO PSUs that become eligible to vest will vest on February 20, 2025 (or a subsequent quarterly vesting date, to the extent the number of CEO PSUs eligible to vest have not been certified by such date). The remaining CEO PSUs that become eligible to vest will vest in substantially equal installments quarterly over the two years following February 20, 2025.
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
The following table summarizes the PSU activity during the six months ended June 30, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2023	77,971	$55.63
Granted (1)	112,255	74.49
Outstanding at June 30, 2024	190,226	$66.76
(1) This represents awards granted at 100% attainment of the performance conditions.
As of June 30, 2024, the total unrecognized stock‑based compensation cost for all PSUs outstanding was $7.3 million, which is expected to be recognized over a weighted‑average vesting period of 1.6 years.
Restricted stock awards
In November 2021, the Company issued 199,670 RSAs to certain key employees in connection with the acquisition of Levelset that vest based on their continued service over a two-year period. The fair value of the RSAs issued was $95.05 per share, which was the closing trading stock price of the Company’s common stock on the acquisition date. These shares are released from restriction quarterly over a two-year period assuming the continued service of the employees. As of June 30, 2024 and December 31, 2023, all shares had vested, as such there was no stock-based compensation expense recognized during the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company recognized stock-based compensation expense of $7.1 million, including $5.3 million related to RSAs whose vesting was accelerated upon the departure of certain employees. During the six months ended June 30, 2023, the Company also expensed $3.4 million related to the accelerated vesting of cash retention amounts upon such employees’ departure.
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
The fair value of the ESPP purchase rights on the date of grant using the Black-Scholes option pricing model was estimated using the following assumptions during the six months ended June 30, 2024:

Risk-free interest rate	5.04% to 5.33%
Expected term (in years)	0.5 to 1.0
Estimated dividend yield	0.00%
Estimated weighted-average volatility	29.90% to 39.27%
The term of the ESPP purchase rights is the offering period. Beginning in the fourth quarter of 2023, the Company estimates volatility for ESPP purchase rights based on the historical volatility of its own common stock price. Prior to that, given the Company’s limited trading history, the Company estimated volatility using the historical volatilities of a group of public companies in a similar industry and stage of life cycle, selected by management, in addition to considering the Company’s own historical volatility, for a period commensurate with the term of the ESPP purchase rights. The interest rate is derived from government bonds with a similar term to the ESPP purchase right granted. The Company has not declared, nor does it expect to declare, dividends in the foreseeable future. Consequently, an expected dividend yield of zero was utilized. The fair value of the Company’s common stock used to value ESPP purchase rights is based on the trading price of its publicly traded common stock.
Employee payroll contributions accrued in connection with the ESPP were $4.6 million and $5.0 million as of June 30, 2024 and December 31, 2023, respectively, and are included within accrued expenses on the accompanying condensed consolidated balance sheets. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders’ equity on the purchase date. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period. During the six months ended June 30, 2024 and 2023, the Company recognized stock-based compensation expense of $4.6 million and $4.7 million, respectively, in connection with the ESPP. During the six months ended June 30, 2024 and 2023, 276,349 and 316,042 shares of the Company’s common stock were purchased under the ESPP, respectively.
As of June 30, 2024, unrecognized stock-based compensation expense related to the ESPP was $7.0 million, which is expected to be recognized over a weighted-average period of 0.6 years.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Stock-based compensation
The Company recorded total stock-based compensation cost from stock options, RSUs, PSUs, RSAs, and the ESPP as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$2,126	$1,927	$3,936	$3,578
Sales and marketing	15,569	14,411	28,484	27,471
Research and development	17,620	16,269	31,346	36,048
General and administrative	13,910	9,880	25,591	20,328
Total stock-based compensation expense	$49,225	$42,487	$89,357	$87,425
Stock-based compensation capitalized for software development and cloud-computing arrangement implementation costs	3,496	2,161	5,954	4,283
Total stock-based compensation cost	$52,721	$44,648	$95,311	$91,708
11.INCOME TAXES
For the three months ended June 30, 2024 and 2023, income tax expenses recorded by the Company were $0.5 million and $0.3 million, respectively. For the six months ended June 30, 2024 and 2023, income tax expenses recorded by the Company were $0.8 million and $0.4 million, respectively. As of June 30, 2024, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.
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
12.NET LOSS PER SHARE
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The following weighted-average potentially dilutive shares are excluded from the calculation of diluted earnings per share as they are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RSUs, PSUs, and RSAs subject to future vesting	8,218,481	9,364,444	7,678,211	8,793,177
Shares issuable pursuant to the ESPP	377,765	498,366	355,420	446,222
Shares of common stock issuable from stock options	3,725,681	5,171,003	3,922,024	5,378,499
Total	12,321,927	15,033,813	11,955,655	14,617,898
13.GEOGRAPHIC INFORMATION
The following table sets forth the Company’s revenues by geographic region, which is determined based on the billing location of the customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue by geographic region:
U.S.	$242,034	$196,308	$472,467	$380,233
Rest of the world	42,313	32,228	81,308	61,829
Total revenue	$284,347	$228,536	$553,775	$442,062
Percentage of revenue by geographic region:
U.S.	85%	86%	85%	86%
Rest of the world	15%	14%	15%	14%
14.RESTRUCTURING
In January 2024, the Company executed a reduction of 4% of its global workforce as part of its ongoing evaluation of its operations to ensure alignment of its workforce with, and to enable greater investment in, key growth opportunities. The reduction in force was completed by March 31, 2024.
The following table summarizes the severance and other benefit costs incurred during the six months ended June 30, 2024 by line item within the condensed consolidated statement of operations and comprehensive loss (in thousands) related to this restructuring event:

Cost of revenue	$318
Sales and marketing	1,298
Research and development	1,750
General and administrative	819
Total restructuring-related costs	$4,185
As of June 30, 2024, the remaining liability was immaterial for restructuring-related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Form 10-K. You should review the disclosure under the section titled “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments, except as required by law.
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
We generate substantially all of our revenue from subscriptions to access our products and have an unlimited user model that is designed to facilitate adoption and maximize usage of our platform by all project stakeholders. We primarily sell our products on a subscription basis for a fixed fee with pricing generally based on the number and mix of products to which a customer subscribes and the fixed aggregate dollar volume of construction work contracted to run on our platform annually, which we refer to as annual construction volume. As our customers subscribe to additional products or increase the annual construction volume contracted to run on our platform, we generate more revenue. We do not provide refunds for unused construction volume, or charge customers based on consumption or on a per-project basis. Subscriptions to access our products include customer support and allow for unlimited users as we do not charge a per-seat or per-user fee. Customers can invite all project participants to engage with our platform as part of a project team, including customers’ employees and collaborators, who are other project participants who engage with our platform but do not pay us for such use. Further, multiple stakeholders can be customers on the same project and retain access to project information for the duration of their subscription.

Certain Factors Affecting Our Performance
Acquiring New Customers and Retaining and Expanding Existing Customers’ Use of Our Platform
We are highly focused on continuing to acquire new customers and expand existing customers’ use of our platform to support our long-term growth. We intend to efficiently drive new customer acquisitions by continuing to invest across our sales and marketing engine to engage our prospective customers, increase brand awareness, and drive adoption of our products, services, and platform. We have seen an increase in the number of customers that contributed more than $100,000 of annual recurring revenue ("ARR"), which increased from 1,820 as of June 30, 2023 to 2,191 as of June 30, 2024, reflecting a year-over-year growth rate of 20%. The number of customers on our platform has increased from 15,704 as of June 30, 2023 to 16,750 as of June 30, 2024, reflecting a year-over-year growth rate of 7%. All aforementioned customer counts exclude customers acquired from business combinations that do not have standard Procore annual contracts.
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
To calculate GRR at the end of a particular period, we first calculate our ARR from the cohort of active customers at the end of the period 12 months prior to the end of the period selected. We define ARR at the end of a particular period as the annualized dollar value of our subscriptions from customers as of such period end date. For multi-year subscriptions, ARR at the end of a particular period is measured by using the stated contractual subscription fees as of the period end date on which ARR is measured. For example, if ARR is measured during the first year of a multi-year contract, the first-year subscription fees are used to calculate ARR. ARR at the end of a particular period includes the annualized dollar value of subscriptions for which the term has not ended, and subscriptions for which we are negotiating a subscription renewal. ARR should be viewed independently of revenue determined in accordance with accounting principles generally accepted in the U.S. (“GAAP” or “U.S. GAAP”) and does not represent our U.S. GAAP revenue on an annualized basis. ARR is not intended to be a replacement or forecast of revenue. We then calculate the value of ARR from any customers whose subscriptions terminated and were not renewed during the 12 months preceding the end of the period selected, which we refer to as cancellations. We then divide (a) the total prior period ARR minus cancellations by (b) the total prior period ARR to calculate GRR. Our GRR was 94% as of each of June 30, 2024 and 2023.
We continually evaluate how to optimize our operating structure, including our GTM operating model, as we focus on building stronger and deeper customer relationships and improving our operating efficiency. As part of this evaluation, we are beginning to evolve our GTM operating model, including implementing a general manager model, with general managers for our North America, Europe, Asia-Pacific, and Middle East regions and our public sector and channel motion, each of whom will be empowered to assess and deploy the appropriate revenue strategies and tactics for the various countries within their respective regions. We believe this approach will allow us to develop stronger and deeper customer relationships by building nimble customer-focused teams under empowered general managers, which we expect to result in a better customer experience and improved operating efficiency. While we anticipate some disruption and near-term adverse impacts to our financial results as we evolve our GTM operating model, we believe these changes will be important to our future success and enable the durability of our long-term growth.
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
The following table presents our cRPO and non-current RPO at the end of each period:

	June 30,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Remaining performance obligations
Current	$724,832	$622,639	$102,193	16%
Non-current	310,381	226,877	83,504	37%
Total remaining performance obligations	$1,035,213	$849,516	$185,697	22%
We believe that cRPO is a key metric to track our ability to win fixed revenue commitments from new customers and to expand and retain existing customers. As of June 30, 2024, cRPO increased by $102.2 million, or 16%, year-over-year. Approximately 5% of the increase was attributable to existing customers and 95% was attributable to new customers acquired during the twelve months ended June 30, 2024. We expect RPO to change from period to period primarily due to the size, timing, and duration of new customer contracts and customer renewals.
Continued Technology Innovation and Strategic Expansion of Our Products and Services
We plan to continue to invest in technology innovation and product development to enhance the capabilities of our platform. Additional features and products will also enable customers and collaborators to manage new workflows on our platform and allow us to attract a broader set of stakeholders. We have introduced and continue to develop new products and services organically and through our acquisitions.
We intend to continue to invest in building additional products, offerings, features, and functionality that expand our capabilities and facilitate the extension of our platform. For example, in May 2024, we acquired Intelliwave Technologies Inc., a construction materials management company that enhances our Workforce Management solution; in September 2023, we acquired Unearth Technologies Inc., a geographic information systems asset management platform that helps general contractors and infrastructure providers connect assets, data, and field teams; and in September 2023, we launched Procore Pay, a payments solution that handles all aspects of the payment processes between general contractors and subcontractors. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. While the impact of these developments, including Procore Pay, are not yet material to our business, our future success is dependent on our ability to successfully develop or acquire, market, and sell existing and new products and services to both new and existing customers.
International Growth
We see international expansion as a major, and largely greenfield, opportunity for growth as we look to capture a larger part of the worldwide construction market. We have an international sales and marketing presence with offices in Sydney, Australia; Toronto, Canada; London, England; Paris, France; Dublin, Ireland; and Dubai, United Arab Emirates (“UAE”). We have also developed focused sales and marketing efforts in Germany, where we do not maintain an office location. As a result of our international efforts, we support multiple languages and currencies. Non-U.S. revenue as a percentage of our total revenue was 15% and 14% for the six months ended June 30, 2024 and 2023, respectively. We determine the percentage of non-U.S. revenue based on the billing location of each customer. Fluctuations in foreign currencies may positively or negatively impact the amount of revenue that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars.
Furthermore, we believe global demand for our products, services, and platform will continue to increase as we expand our international sales and marketing efforts, and the awareness of our products, services, and platform grows. However, our ability to conduct our operations internationally will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, currencies, cultures, customs, and commercial markets, as well as differing legal, tax, regulatory, and alternative dispute systems. We have made, and plan to continue to make, significant investments in international markets. While these investments may adversely affect our operating results in the near term, we believe they will contribute to our long-term growth.
Macroeconomic Factors
Macroeconomic and geopolitical factors, such as trends within the commercial construction industry, elevated inflation, higher interest rates than we've seen in recent history, volatility in capital markets, bank failures, fluctuations in foreign exchange rates, global pandemics (such as the COVID-19 pandemic), and wars and other conflicts (such as the Russia-Ukraine war) may impact our customers’ spending, as well as our operating expenses and cash flows. We believe that macroeconomic factors have resulted in cautious customer spending, contributing to the decline in our cRPO annual growth rate. However, as such factors evolve, we continue to monitor the ways in which they may directly or indirectly impact our business, results of operations, and financial condition. See the section titled “Risk Factors” in Part I, Item 1A, of our 2023 Form 10-K for further discussion.

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
Cost of Revenue
Cost of revenue primarily consists of personnel-related compensation expenses for our customer support team, including salaries, benefits, stock-based compensation, payroll taxes, commissions, and bonuses. Additionally, cost of revenue includes non-personnel-related expenses, such as third-party hosting costs, amortization of capitalized software development costs related to our platform, amortization of acquired technology intangible assets, software license fees, and allocated overhead. Cost of revenue also includes severance costs incurred related to the restructuring event in January 2024, which is described in Note 14 of our condensed consolidated financial statements. We expect our cost of revenue to increase on an absolute dollar basis as our revenue and acquisition activities increase. We intend to continue to invest additional resources in platform hosting, customer support, and software development as we grow our business and to ensure that our customers are realizing the full benefit of our products. The level and timing of investment in these areas could affect our cost of revenue in the future.
Costs related to the development of internal-use software for new products and major platform enhancements are capitalized until the software is substantially complete and ready for its intended use. Capitalized software development costs are amortized on a straight-line basis over the developed software’s estimated useful life of two years and the amortization is recorded in cost of revenue.
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. For each of these categories of expense, personnel-related compensation expenses are the most significant component, which include salaries, stock-based compensation, commissions, payroll taxes, benefits, bonuses, and severance expenses as a result of the restructuring event in January 2024, which is described in Note 14 of our condensed consolidated financial statements.
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
Research and Development
Research and development expenses primarily consist of personnel-related compensation expenses for our engineering, product, and design teams. Additionally, research and development expenses include non-personnel-related expenses, such as contractor costs to supplement our staff levels; computer software expenses; consulting services; amortization of certain acquired intangible assets used in research and development activities; and allocated overhead. We expect research and development expenses to increase on an absolute dollar basis and vary from period to period as a percentage of revenue for the foreseeable future as we continue to build, enhance, maintain, and scale our products, services, and platform.

General and Administrative
General and administrative expenses primarily consist of personnel-related compensation expenses for our information technology, human resources, finance, legal, executive, and other administrative functions. Additionally, general and administrative expenses include non-personnel-related expenses, such as professional fees for audit, legal, tax, and other external consulting services; computer software expenses; costs associated with operating as a public company, including insurance costs, professional services, investor relations, and other compliance costs; property and use taxes; licenses; travel and entertainment costs; and allocated overhead. We expect general and administrative expenses to increase on an absolute dollar basis and vary from period to period as a percentage of revenue as our business continues to grow, including in relation to our international expansion.
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
Other Expense, Net
Other expense, net primarily consists of unrealized gains or losses on equity securities, gains or losses on foreign currency transactions, and miscellaneous other income and expenses.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Revenue	$284,347	$228,536	$553,775	$442,062
Cost of revenue(1)(2)(3)	48,101	42,304	93,824	82,506
Gross profit	236,246	186,232	459,951	359,556
Operating expenses
Sales and marketing(1)(2)(3)(4)	127,922	125,362	248,916	242,725
Research and development(1)(2)(3)(4)	72,308	73,216	142,907	153,252
General and administrative(1)(3)(4)	50,792	46,383	101,810	91,571
Total operating expenses	251,022	244,961	493,633	487,548
Loss from operations	(14,776)	(58,729)	(33,682)	(127,992)
Interest income	5,814	4,943	11,752	9,891
Interest expense	(472)	(491)	(951)	(987)
Accretion income, net	3,761	2,031	6,849	3,663
Other expense, net	(148)	(313)	(492)	(523)
Loss before provision for income taxes	(5,821)	(52,559)	(16,524)	(115,948)
Provision for income taxes	490	322	753	380
Net loss	$(6,311)	$(52,881)	$(17,277)	$(116,328)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Revenue	100%	100%	100%	100%
Cost of revenue(1)(2)(3)	17%	19%	17%	19%
Gross profit	83%	81%	83%	81%
Operating expenses
Sales and marketing(1)(2)(3)(4)	45%	55%	45%	55%
Research and development(1)(2)(3)(4)	25%	32%	26%	35%
General and administrative(1)(3)(4)	18%	20%	18%	21%
Total operating expenses	88%	107%	89%	110%
Loss from operations	(5%)	(26%)	(6%)	(29%)
Interest income	2%	2%	2%	2%
Interest expense	0%	0%	0%	0%
Accretion income, net	1%	1%	1%	1%
Other expense, net	0%	0%	0%	0%
Loss before provision for income taxes	(2%)	(23%)	(3%)	(26%)
Provision for income taxes	0%	0%	0%	0%
Net loss	(2%)	(23%)	(3%)	(26%)

(1)Includes stock-based compensation expense and amortization of capitalized stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue	$3,683	$2,880	6,868	5,376
Sales and marketing	15,671	14,470	28,691	27,574
Research and development	17,628	16,270	31,363	36,051
General and administrative	13,961	9,909	25,690	20,384
Total stock-based compensation expense*	$50,943	$43,529	$92,612	$89,385
*Includes amortization of capitalized stock-based compensation of $1.7 million and $1.0 million, respectively, for the three months ended June 30, 2024 and 2023; and $3.3 million and $2.0 million, respectively, for the six months ended June 30, 2024 and 2023; which was initially capitalized as capitalized software and cloud-computing arrangement implementation costs.
(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue	$6,156	$5,493	$12,041	$10,986
Sales and marketing	3,145	3,106	6,251	6,213
Research and development	665	675	1,340	1,409
Total amortization of acquired intangible assets	$9,966	$9,274	$19,632	$18,608
(3)Includes employer payroll tax on employee stock transactions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue	$161	$139	$373	$306
Sales and marketing	788	618	2,052	1,617
Research and development	900	891	2,568	2,247
General and administrative	494	503	1,539	1,135
Total employer payroll tax on employee stock transactions	$2,343	$2,151	$6,532	$5,305
(4)Includes acquisition-related expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Sales and marketing	$1,000	$548	$1,448	$1,454
Research and development	—	204		6,188
General and administrative	$563	—	$563	—
Total acquisition-related expenses	$1,563	$752	$2,011	$7,642

Comparison of the Three Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Revenue	$284,347	$228,536	$55,811	24%
`
During the three months ended June 30, 2024, our revenue increased by $55.8 million, or 24%, compared to the three months ended June 30, 2023, of which approximately 89% was attributable to revenue from existing customers and approximately 11% was attributable to revenue from new customers acquired during the three months ended June 30, 2024. The increase in revenue from existing customers includes the net benefit of a full quarter of subscription revenue in the second quarter of 2024 from customers that were newly acquired or expanded their subscriptions between the second quarter of 2023 and the first quarter of 2024 and continued or expanded their subscriptions, as applicable, in the second quarter of 2024.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Cost of revenue	$48,101	$42,304	$5,797	14%
Gross profit	236,246	186,232	50,014	27%
Gross margin	83%	81%
The increase in cost of revenue during the three months ended June 30, 2024 was primarily attributable to a $3.2 million increase in third-party cloud hosting and related services as we grow our customer base, a $2.5 million increase in amortization of capitalized software development costs, and a $0.7 million increase in amortization of developed technology intangible assets. We decreased our cost of revenue headcount by 5% since June 30, 2023, as we continue to focus on improving operating efficiency.
Operating Expenses

	Three Months Ended June 30,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Sales and marketing	$127,922	$125,362	$2,560	2%
The increase in sales and marketing expenses during the three months ended June 30, 2024 was primarily attributable to a $1.0 million increase in professional fees for professional services, including contractors to supplement our staff levels, a $0.5 million increase in acquisition-related expenses, a $0.5 million increase in marketing events and expenses, and a $0.5 million increase in travel costs. The increases in sales and marketing expenses were partially offset by a $0.7 million decrease in personnel-related expenses, including a decrease of $2.1 million in salaries and wages, partially offset by an increase of $1.2 million in stock-based compensation expense. We decreased our sales and marketing headcount by 9% since June 30, 2023, as we continue to focus on improving operating efficiency.

	Three Months Ended June 30,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Research and development	$72,308	$73,216	$(908)	(1%)
The decrease in research and development expenses during the three months ended June 30, 2024 was primarily attributable to a $3.9 million decrease in personnel-related expenses, including a decrease of $3.3 million in salaries and wages as a higher percentage of our software development costs were capitalized, and a decrease of $2.0 million in bonus expense, partially offset by an increase of $1.4 million in stock-based compensation expense. The decreases in research and development expenses were partially offset by a $2.1 million increase in professional service fees, including contractors to supplement our staff levels, and a $0.6 million increase in computer software expenses. We increased our research and development headcount by 6% since June 30, 2023 in order to continue to build, enhance, maintain, and scale our products, services, and platform.

	Three Months Ended June 30,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
General and administrative	$50,792	$46,383	$4,409	10%
The increase in general and administrative expenses during the three months ended June 30, 2024 was primarily due to a $4.4 million increase in personnel-related expenses, including increases of $4.0 million in stock-based compensation expense and $0.4 million in salaries and wages. The increase in general and administrative expenses was also attributable to a $1.1 million increase in computer software expenses and a $1.1 million increase in professional service fees, including contractors to supplement our staff levels. The increases in general and administrative expenses were partially offset by a $1.7 million decrease in bad debt expenses primarily relating to the receivables from our materials financing business, which we ceased originations under in the fourth quarter of 2023. We decreased our general and administrative headcount by 1% since June 30, 2023, as we continue to focus on improving operating efficiency.
Interest Income, Interest Expense, Accretion Income, Net, Other Expense, Net, and Provision for Income Taxes

	Three Months Ended June 30,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Interest income	$5,814	$4,943	$871	18%
Interest expense	472	491	(19)	(4%)
Accretion income, net	3,761	2,031	1,730	85%
Other expense, net	148	313	(165)	(53%)
Provision for income taxes	490	322	168	52%
During the three months ended June 30, 2024, our interest income increased by $0.9 million due to an increase in the balances of our money market funds, cash savings accounts, and marketable securities.
During the three months ended June 30, 2024, accretion income, net increased by $1.7 million due to an increase both in our purchases of marketable securities and the balance of our marketable securities portfolio year over year.

Comparison of the Six Months Ended June 30, 2024 and 2023
Revenue

	Six Months Ended June 30,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Revenue	$553,775	$442,062	$111,713	25%
During the six months ended June 30, 2024, our revenue increased by $111.7 million, or 25%, compared to the six months ended June 30, 2023, of which approximately 80% was attributable to revenue from existing customers and approximately 20% was attributable to revenue from new customers acquired during the six months ended June 30, 2024. The increase in revenue from existing customers includes the net benefit of a full six months of subscription revenue in the first half of 2024 from customers that were newly acquired or expanded their subscriptions in 2023 and continued or expanded their subscriptions, as applicable, in the first half of 2024.
Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended June 30,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Cost of revenue	$93,824	$82,506	$11,318	14%
Gross profit	459,951	359,556	100,395	28%
Gross margin	83%	81%
The increase in cost of revenue during the six months ended June 30, 2024 was primarily attributable to a $5.2 million increase in third-party cloud hosting and related services as we grow our customer base, a $4.6 million increase in amortization of capitalized software development costs, and a $1.1 million increase in amortization of developed technology intangible assets. The increase in cost of revenue was also attributable to an increase of $0.9 million in personnel-related expenses, including increases of $0.4 million in stock-based compensation expense, $0.3 million in severance costs incurred related to the restructuring event in January 2024, and $0.2 million in salaries and wages. We decreased our cost of revenue headcount by 5% since June 30, 2023, as we continue to focus on improving operating efficiency.
Operating Expenses

	Six Months Ended June 30,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Sales and marketing	$248,916	$242,725	$6,191	3%
The increase in sales and marketing expenses during the six months ended June 30, 2024 was primarily attributable to an increase of $2.9 million in personnel-related expenses, including increases of $1.3 million in severance costs incurred related to the restructuring event in January 2024, and $1.0 million in stock-based compensation expense. The increase in sales and marketing expenses was also attributable to a $2.1 million increase in professional fees for professional services, including contractors to supplement our staff levels, and a $0.9 million increase in computer software expenses. We decreased our sales and marketing headcount by 9% since June 30, 2023, as we continue to focus on improving operating efficiency.

	Six Months Ended June 30,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Research and development	$142,907	$153,252	$(10,345)	(7%)
The decrease in research and development expenses during the six months ended June 30, 2024 was primarily attributable to a decrease of $8.4 million in personnel-related expenses, including a decrease of $4.7 million in stock-based compensation expense, a decrease of $3.2 million in salaries and wages as a higher percentage of our software development costs were capitalized, and a decrease of $2.2 million in bonus expense, partially offset by an increase of $1.8 million due to severance costs incurred related to the restructuring event in January 2024. The decrease in research and development expenses was also attributable to a $6.2 million decrease in acquisition-related expenses, including $4.9 million related to the acceleration of cash retention payments in the first quarter of 2023 upon the departure of certain employees from our previous acquisitions. The decreases in research and development expenses were partially offset by a $2.4 million increase in professional fees for professional services, including contractors to supplement our staff levels, and a $1.4 million increase in computer software expenses. We increased our research and development headcount by 6% since June 30, 2023 in order to continue to build, enhance, maintain, and scale our products, services, and platform.

	Six Months Ended June 30,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
General and administrative	$101,810	$91,571	$10,239	11%
The increase in general and administrative expenses during the six months ended June 30, 2024 was primarily due to a $10.2 million increase in personnel-related expenses, including increases of $5.3 million in stock-based compensation expense, $3.8 million in salaries and wages, and $0.8 million due to severance costs incurred related to the restructuring event in January 2024. The increase in general and administrative expenses was also attributable to a $2.1 million increase in professional fees for professional services, including contractors to supplement our staff levels, and a $1.2 million increase in computer software expenses. The increases in general and administrative expenses were partially offset by a $2.7 million decrease in bad debt expenses primarily relating to the receivables from our materials financing business, which we ceased originations under in the fourth quarter of 2023. We decreased our general and administrative headcount by 1% since June 30, 2023, as we continue to focus on improving operating efficiency.
Interest Income, Interest Expense, Accretion Income, Net, Other Expense, Net, and Provision for Income Taxes

	Six Months Ended June 30,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Interest income	$11,752	$9,891	$1,861	19%
Interest expense	951	987	(36)	(4%)
Accretion income, net	6,849	3,663	3,186	87%
Other expense, net	492	523	(31)	(6%)
Provision for income taxes	753	380	373	98%
During the six months ended June 30, 2024, our interest income increased by $1.9 million due to an increase in the balances of our money market funds, cash savings accounts, and marketable securities.

During the six months ended June 30, 2024, accretion income, net increased by $3.2 million due to an increase both in our purchases of marketable securities and the balance of our marketable securities portfolio year over year.
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
The non-GAAP financial information is presented for supplemental informational purposes only. Non-GAAP financial measures should not be considered a substitute for financial information presented in accordance with GAAP. There are limitations in using non-GAAP financial measures because non-GAAP financial measures are not prepared in accordance with GAAP, non-GAAP financial measures may be different from similarly-titled non-GAAP measures used by other companies since other companies may calculate such non-GAAP financial measures differently, and non-GAAP financial measures exclude expenses that may have a material impact on our reported financial results. Unlike stock-based compensation expense, employer payroll tax related to employee stock transactions is a cash expense that we will continue to incur in the future. The presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures. Investors should not rely on any single financial measure to evaluate our business.
Non-GAAP Gross Profit, Non-GAAP Gross Margin, Non-GAAP Operating Expenses, Non-GAAP Income (Loss) from Operations, and Non-GAAP Operating Margin
We define these non-GAAP financial measures as the respective GAAP measures, excluding stock-based compensation expense, amortization of acquired intangible assets, employer payroll tax related to employee stock transactions, and acquisition-related expenses. Stock-based compensation expense includes the net effects of capitalization and amortization of stock-based compensation expense related to capitalized software and cloud-computing arrangement implementation costs. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of the compensation provided to our employees. Because of varying available valuation methodologies, subjective assumptions, and the variety of equity instruments that can impact a company’s non-cash expenses, we believe that providing non-GAAP financial measures that exclude stock-based compensation expense allows for meaningful comparisons between our operating results from period to period. The expense related to amortization of acquired intangible assets is dependent upon estimates and assumptions, which can vary significantly and are unique to each asset acquired; therefore, we believe that non-GAAP measures that adjust for the amortization of acquired intangible assets provide investors a consistent basis for comparison across accounting periods. The amount of employer payroll tax-related items on employee stock transactions is dependent on restricted stock unit settlements, option exercises, related stock price, and other factors that are beyond our control and that do not correlate to the operation of our business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution than the accounting charges associated with such grants). Since the amount of employer payroll tax-related items on employee stock transactions is highly variable due to factors outside our control, and unrelated to our core operations, operating results, revenue-generating activities, business strategy, industry, or regulatory environment, management does not consider employer payroll tax on employee stock transactions in the evaluation of the business or in making operating plans. Accordingly, we believe this adjustment in arriving at our non-GAAP measures provides investors with a better understanding of the performance of our core business in a manner that is consistent with management’s view of the business. Acquisition-related expenses include external and incremental transaction costs, such as legal and due diligence costs, and retention payments. These expenses are unpredictable and generally would not have otherwise been incurred in the periods presented as part of our continuing operations. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related expenses, may not be indicative of such future costs. We believe excluding acquisition-related expenses facilitates the comparison of our financial results to our historical operating results and to other companies in our industry. Overall, we believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results period-over-period and to those of peer companies.
The following tables present reconciliations of our GAAP financial measures to our non-GAAP financial measures for the periods presented:
Reconciliation of gross profit and gross margin to non-GAAP gross profit and non-GAAP gross margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(dollars in thousands)
Revenue	$284,347	$228,536	$553,775	$442,062
Gross profit	236,246	186,232	459,951	359,556
Stock-based compensation expense	3,683	2,880	6,868	5,376
Amortization of acquired technology intangible assets	6,156	5,493	12,041	10,986
Employer payroll tax on employee stock transactions	161	139	373	306
Non-GAAP gross profit	$246,246	$194,744	$479,233	$376,224
Gross margin	83%	81%	83%	81%
Non-GAAP gross margin	87%	85%	87%	85%

Reconciliation of operating expenses to non-GAAP operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(dollars in thousands)
Revenue	$284,347	$228,536	$553,775	$442,062
GAAP sales and marketing	127,922	125,362	248,916	242,725
Stock-based compensation expense	(15,671)	(14,470)	(28,691)	(27,574)
Amortization of acquired intangible assets	(3,145)	(3,106)	(6,251)	(6,213)
Employer payroll tax on employee stock transactions	(788)	(618)	(2,052)	(1,617)
Acquisition-related expenses	(1,000)	(548)	(1,448)	(1,454)
Non-GAAP sales and marketing	$107,318	$106,620	$210,474	$205,867
GAAP sales and marketing as a percentage of revenue	45%	55%	45%	55%
Non-GAAP sales and marketing as a percentage of revenue	38%	47%	38%	47%

GAAP research and development	$72,308	$73,216	$142,907	$153,252
Stock-based compensation expense	(17,628)	(16,270)	(31,363)	(36,051)
Amortization of acquired intangible assets	(665)	(675)	(1,340)	(1,409)
Employer payroll tax on employee stock transactions	(900)	(891)	(2,568)	(2,247)
Acquisition-related expenses	—	(204)	—	(6,188)
Non-GAAP research and development	$53,115	$55,176	$107,636	$107,357
GAAP research and development as a percentage of revenue	25%	32%	26%	35%
Non-GAAP research and development as a percentage of revenue	19%	24%	19%	24%

GAAP general and administrative	$50,792	$46,383	$101,810	$91,571
Stock-based compensation expense	(13,961)	(9,909)	(25,690)	(20,384)
Employer payroll tax on employee stock transactions	(494)	(503)	(1,539)	(1,135)
Acquisition-related expenses	(563)	—	(563)	—
Non-GAAP general and administrative	$35,774	$35,971	$74,018	$70,052
GAAP general and administrative as a percentage of revenue	18%	20%	18%	21%
Non-GAAP general and administrative as a percentage of revenue	13%	16%	13%	16%

Reconciliation of loss from operations and operating margin to non-GAAP income (loss) from operations and non-GAAP operating margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(dollars in thousands)
Revenue	$284,347	$228,536	$553,775	$442,062
Loss from operations	(14,776)	(58,729)	(33,682)	(127,992)
Stock-based compensation expense	50,943	43,529	92,612	89,385
Amortization of acquired intangible assets	9,966	9,274	19,632	18,608
Employer payroll tax on employee stock transactions	2,343	2,151	6,532	5,305
Acquisition-related expenses	1,563	752	2,011	7,642
Non-GAAP income (loss) from operations	$50,039	$(3,023)	$87,105	$(7,052)
Operating margin	(5%)	(26%)	(6%)	(29%)
Non-GAAP operating margin	18%	(1%)	16%	(2%)

Liquidity and Capital Resources
As of June 30, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $780.8 million, which were held in money market funds, U.S. treasury securities, corporate notes and obligations, commercial paper, checking accounts, and savings accounts. Our investments in marketable securities are exposed to interest rate risk; however, due to the short-term nature of our investments, we do not anticipate being exposed to material risks due to changes in interest rates.
As of June 30, 2024, we had outstanding letters of credit, on an unsecured basis, totaling approximately $4.3 million to secure various leased office facilities in the U.S. and Australia.
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
During the six months ended June 30, 2024, operating lease commencements and modifications resulted in increases of $10.7 million in future rent commitments through 2036, relating to the office lease in Austin, Texas, which were modified to extend the lease terms and adjust the rent obligations. There have been no other material changes to our contractual obligations from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K. We believe our existing cash, cash equivalents, and marketable securities will be sufficient to meet our needs for at least the next 12 months. While we have generated positive cash flows from operations in recent years, we have continued to generate losses from operations, as reflected in our accumulated deficit of $1.2 billion as of June 30, 2024. We may not achieve profitability in the foreseeable future and may require additional capital resources to execute strategic initiatives to grow our business.
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
As of June 30, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$127,840	$17,598
Net cash used in investing activities	(151,296)	(27,602)
Net cash provided by financing activities	22,433	23,015

Operating Activities
Our largest source of cash from operating activities is collections from the sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting and software license expenses, and overhead.
Net cash provided by operating activities was $127.8 million during the six months ended June 30, 2024 which resulted from a net loss of $17.3 million, adjusted for non-cash charges of $129.6 million and a net cash inflow of $15.6 million from changes in operating expenses and liabilities. The $15.6 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:
•a $49.0 million decrease in accounts receivable primarily due to timing of billings and cash receipts from customers; and
•a $13.3 million increase in accounts payable primarily due to timing of cash payments to our vendors.
These changes in our operating assets and liabilities were partially offset by the following:
•a $30.4 million decrease in accrued expenses and other liabilities primarily due to the size and timing of bonus and commission accruals and payouts, accrued ESPP contributions, payroll, and cash payments to our vendors;
•a $10.9 million decrease in deferred revenue primarily due to timing of billings and seasonality;
•a $3.1 million decrease in operating lease liabilities related to lease payments; and
•a $2.1 million increase in deferred contract cost assets related to commissions as a result of additional customer contracts closed during the period.
Net cash provided by operating activities was $17.6 million during the six months ended June 30, 2023, which resulted from a net loss of $116.3 million, adjusted for non-cash charges of $128.0 million and net cash inflows of $5.9 million from changes in operating assets and liabilities. The $5.9 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:
•a $23.6 million decrease in accounts receivable primarily due to timing of billings and cash receipts from customers;
•a $19.6 million increase in deferred revenue primarily due to the growth of our business and timing of billings;
•a $1.7 million decrease in prepaid expenses and other assets primarily due to the acceleration of acquisition-related expenses associated with cash retention payments, which had been paid in advance, upon the departure of certain employees from our previous acquisitions; and
•a $1.1 million increase in accounts payable primarily due to timing of cash payments to our vendors.
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

Investing Activities
Net cash used in investing activities of $151.3 million during the six months ended June 30, 2024 consisted of cash outflows for purchases of marketable securities of $324.4 million, business combinations of $25.9 million, capitalized software development costs of $19.7 million, purchases of property and equipment of $4.0 million primarily related to computer equipment purchases and improvements to our leased offices, asset acquisitions of $3.8 million, and purchases of strategic investments of $1.1 million. Such outflows were partially offset by $226.1 million in maturities of marketable securities and $1.5 million of customer repayments for materials financing.
Net cash used in investing activities of $27.6 million during the six months ended June 30, 2023 consisted of purchases of marketable securities of $229.3 million, capitalized software development costs of $17.4 million, originations for materials financing of $17.0 million, and purchases of property and equipment of $4.7 million primarily related to improvements to our leased offices and computer equipment purchases, partially offset by $222.7 million in maturities of marketable securities, $13.0 million of customer repayments for materials financing, and $5.5 million in sales of marketable securities.
Financing Activities
Net cash provided by financing activities of $22.4 million during the six months ended June 30, 2024 consisted of $13.2 million in proceeds from employee purchases under the ESPP and $9.9 million in proceeds from stock option exercises, partially offset by $0.7 million in payments on our finance lease obligations.
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
Our significant accounting policies are described in Note 2 of our condensed consolidated financial statements. Our critical accounting policies and more significant judgments and estimates used in the preparation of our financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K. There have been no significant changes to these policies for the six months ended June 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue is denominated in U.S. Dollars, with the remainder denominated in Australian Dollars, Canadian Dollars, Great British Pounds, Euros, Singapore Dollars, and UAE Dirham. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the U.S., Australia, Canada, England, Egypt, Singapore, France, Ireland, the Czech Republic, India, and the UAE. Our results of current and future operations and cash flows are, therefore, subject to the risk of fluctuations in foreign currency exchange rates. This exposure is the result of selling in multiple currencies and payment of personnel-related expenses and other operating expenses in countries where the functional currency is the local currency. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flow. These exposures may change over time as business practices evolve and economic conditions change. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $780.8 million as of June 30, 2024. Cash, cash equivalents, and marketable securities consist of money market funds, U.S. treasury securities, corporate notes and obligations, commercial paper, checking accounts, and savings accounts. The cash and cash equivalents are held for working capital and general corporate purposes. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of June 30, 2024, a hypothetical 100 basis points increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2024, the end of the period covered by this report.
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
(b)Changes in Internal Control Over Financial Reporting.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. There have not been any changes in internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Procore Technologies, Inc.

Date: August 2, 2024	By:	/s/ Craig F. Courtemanche, Jr.
Craig F. Courtemanche, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2024	By:	/s/ Howard Fu
Howard Fu
Chief Financial Officer and Treasurer (Principal Financial Officer)