Form 10-Q
period 2024-09-30
PROCORE TECHNOLOGIES, INC.
filed 2024-10-31
CIK 1611052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 25, 2024, the registrant had 148,663,906 shares of common stock, $0.0001 par value per share, outstanding.

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
•our ability to effectively manage our growth and investments, including through the evolution of our go-to-market (“GTM”) operating model;
•anticipated performance, trends, growth rates, and challenges in our business and in the markets in which we currently or may in the future operate;
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
•the timing, price, and quantity of repurchases of shares of our common stock under our stock repurchase program, and our ability to fund any such repurchases;
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
In addition, statements that “we believe,” and similar statements, reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to rely on these statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not rely on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.
Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “Procore,” “we,” “us,” and “our” refer to Procore Technologies, Inc. and its consolidated subsidiaries.

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
Procore Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except number of shares and par value)	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$439,298	$357,790
Marketable securities, current (amortized cost of $316,530 and $320,166 at September 30, 2024 and December 31, 2023, respectively)	317,650	320,161
Accounts receivable, net of allowance for credit losses of $4,550 and $4,791 at September 30, 2024 and December 31, 2023, respectively	173,386	206,644
Contract cost asset, current	32,150	28,718
Prepaid expenses and other current assets	54,248	42,421
Total current assets	1,016,732	955,734
Marketable securities, non-current (amortized cost of $52,283 and $0 at September 30, 2024 and December 31, 2023, respectively)	52,283	—
Capitalized software development costs, net	102,449	83,045
Property and equipment, net	35,952	36,258
Right of use assets - finance leases	32,391	34,375
Right of use assets - operating leases	32,676	44,141
Contract cost asset, non-current	44,593	44,564
Intangible assets, net	131,754	137,546
Goodwill	550,221	539,354
Other assets	19,686	18,551
Total assets	$2,018,737	$1,893,568
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$25,006	$13,177
Accrued expenses	91,227	100,075
Deferred revenue, current	501,599	501,903
Other current liabilities	31,187	27,275
Total current liabilities	649,019	642,430
Deferred revenue, non-current	4,822	7,692
Finance lease liabilities, non-current	41,853	43,581
Operating lease liabilities, non-current	32,070	37,923
Other liabilities, non-current	5,324	6,332
Total liabilities	733,088	737,958
Contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized at September 30, 2024 and December 31, 2023; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at September 30, 2024 and December 31, 2023; 148,663,793 and 144,806,464 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	15	15
Additional paid-in capital	2,468,450	2,295,807
Accumulated other comprehensive loss	(314)	(1,375)
Accumulated deficit	(1,182,502)	(1,138,837)
Total stockholders’ equity	1,285,649	1,155,610
Total liabilities and stockholders’ equity	$2,018,737	$1,893,568
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Revenue	$295,885	$247,907	$849,660	$689,969
Cost of revenue	54,954	44,125	148,778	126,631
Gross profit	240,931	203,782	700,882	563,338
Operating expenses
Sales and marketing	141,370	129,672	390,286	372,397
Research and development	80,791	72,708	223,698	225,960
General and administrative	55,267	51,753	157,077	143,324
Total operating expenses	277,428	254,133	771,061	741,681
Loss from operations	(36,497)	(50,351)	(70,179)	(178,343)
Interest income	5,962	4,721	17,714	14,612
Interest expense	(488)	(490)	(1,439)	(1,477)
Accretion income, net	3,816	2,952	10,665	6,615
Other income (expense), net	466	(486)	(26)	(1,009)
Loss before (benefit from) provision for income taxes	(26,741)	(43,654)	(43,265)	(159,602)
(Benefit from) provision for income taxes	(353)	193	400	573
Net loss	$(26,388)	$(43,847)	$(43,665)	$(160,175)
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.31)	$(0.30)	$(1.13)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	148,134,585	142,828,406	146,854,541	141,249,446
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	$509	$(565)	$(64)	$(186)
Unrealized gain on available-for-sale debt and marketable securities, net of tax	1,504	141	1,125	77
Total other comprehensive income (loss)	2,013	(424)	1,061	(109)
Comprehensive loss	$(24,375)	$(44,271)	$(42,604)	$(160,284)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2022	139,159,534	$14	$2,068,225	$(2,316)	$(949,143)	$1,116,780
Exercise of stock options	272,032	—	3,651	—	—	3,651
Stock-based compensation	—	—	47,060	—	—	47,060
Issuance of common stock upon settlement of restricted stock units	940,122	—	—	—	—	—
Other comprehensive income	—	—	—	308	—	308
Net loss	—	—	—	—	(63,447)	(63,447)
Balance as of March 31, 2023	140,371,688	$14	$2,118,936	$(2,008)	$(1,012,590)	$1,104,352
Exercise of stock options	549,328	—	7,304	—	—	7,304
Stock-based compensation	—	—	44,647	—	—	44,647
Issuance of common stock upon settlement of restricted stock units	963,723	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	316,042	—	13,006	—	—	13,006
Other comprehensive income	—	—	—	7	—	7
Net loss	—	—	—	—	(52,881)	(52,881)
Balance as of June 30, 2023	142,200,781	$14	$2,183,893	$(2,001)	$(1,065,471)	$1,116,435
Exercise of stock options	311,427	—	4,071	—	—	4,071
Stock-based compensation	—	—	47,516	—	—	47,516
Issuance of common stock upon settlement of restricted stock units	940,568	—	—	—	—	—
Other comprehensive loss	—	—	—	(424)	—	(424)
Net loss	—	—	—	—	(43,847)	(43,847)
Balance as of September 30, 2023	143,452,776	$14	$2,235,480	$(2,425)	$(1,109,318)	$1,123,751
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2023	144,806,464	$15	$2,295,807	$(1,375)	$(1,138,837)	$1,155,610
Exercise of stock options	471,310	—	7,140	—	—	7,140
Stock-based compensation	—	—	42,590	—	—	42,590
Issuance of common stock upon settlement of restricted stock units	994,029	—	—	—	—	—
Other comprehensive loss	—	—	—	(693)	—	(693)
Net loss	—	—	—	—	(10,966)	(10,966)
Balance as of March 31, 2024	146,271,803	$15	$2,345,537	$(2,068)	$(1,149,803)	$1,193,681
Exercise of stock options	294,901	—	2,779	—	—	2,779
Stock-based compensation	—	—	52,721	—	—	52,721
Issuance of common stock upon settlement of restricted stock units	835,497	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	276,349	—	13,187	—	—	13,187
Other comprehensive loss	—	—	—	(259)	—	(259)
Net loss	—	—	—		(6,311)	(6,311)
Balance as of June 30, 2024	147,678,550	$15	$2,414,224	$(2,327)	$(1,156,114)	$1,255,798
Exercise of stock options	195,852	—	2,452	—	—	2,452
Stock-based compensation	—	—	51,774	—	—	51,774
Issuance of common stock upon settlement of restricted stock units	789,391	—	—	—	—	—
Other comprehensive income	—	—	—	2,013	—	2,013
Net loss	—	—	—		(26,388)	(26,388)
Balance as of September 30, 2024	148,663,793	$15	$2,468,450	$(314)	$(1,182,502)	$1,285,649
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Operating activities
Net loss	$(43,665)	$(160,175)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock-based compensation	137,532	132,234
Depreciation and amortization	65,127	51,943
Accretion of discounts on marketable debt securities, net	(10,131)	(6,615)
Abandonment of long-lived assets	818	812
Noncash operating lease expense	7,906	7,932
Unrealized foreign currency loss, net	295	739
Deferred income taxes	4	7
Provision for credit losses	648	6,882
(Increase) decrease in fair value of strategic investments	(457)	155
Changes in operating assets and liabilities, net of effect of asset acquisitions and business combinations
Accounts receivable	34,296	3,144
Deferred contract cost assets	(3,217)	(5,099)
Prepaid expenses and other assets	(12,121)	(1,878)
Accounts payable	11,029	2,258
Accrued expenses and other liabilities	(8,475)	(1,975)
Deferred revenue	(6,268)	29,080
Operating lease liabilities	(6,205)	(8,172)
Net cash provided by operating activities	167,116	51,272
Investing activities
Purchases of property and equipment	(7,510)	(8,073)
Capitalized software development costs	(32,453)	(25,187)
Purchases of strategic investments	(1,917)	(526)
Purchases of marketable securities	(410,619)	(309,282)
Maturities of marketable securities	371,718	287,620
Sales of marketable securities	—	5,452
Originations of materials financing	—	(23,585)
Customer repayments of materials financing	1,571	21,053
Acquisition of a business, net of cash acquired	(25,945)	—
Asset acquisitions, net of cash acquired	(3,792)	(6,011)
Net cash used in investing activities	(108,947)	(58,539)
Financing activities
Proceeds from stock option exercises	12,371	15,094
Proceeds from employee stock purchase plan	13,187	13,006
Payment of deferred business combination consideration	(1,470)	—
Payment of deferred asset acquisition consideration	(81)	—
Principal payments under finance lease agreements, net of proceeds from lease incentives	(1,569)	(1,450)
Net cash provided by financing activities	22,438	26,650
Net increase in cash and cash equivalents	80,607	19,383
Effect of exchange rate changes on cash	901	(881)
Cash and cash equivalents, beginning of period	357,790	299,816
Cash and cash equivalents, end of period	$439,298	$318,318
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Supplemental disclosure of cash flow information
Cash paid for interest other than finance leases	25	4
Cash paid for income taxes, net of refunds received	$2,099	$682
Stock-based compensation capitalized for cloud-computing arrangement costs	95	246
Cash received for lease incentives	394	537
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	1,414	1,473
Operating cash flows from operating leases	8,142	9,710
Financing cash flows from finance leases	1,652	1,536
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses at period end	2,099	792
Capitalized software development costs included in accounts payable and accrued expenses at period end	3,907	1,693
Stock-based compensation capitalized for software development	9,458	6,743
Deferred asset acquisition payment included in other current liabilities and accrued expenses at period end	1,400	370
Right of use assets obtained or modified in exchange for operating lease liabilities	(3,599)	13,638
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
Marketable securities
Investments with stated maturities of greater than three months are classified as marketable securities, which consist of United States (“U.S.”) treasury securities, commercial paper, corporate notes and obligations, and time deposits. All marketable securities held as of September 30, 2024 and December 31, 2023 are classified as available-for-sale debt securities, which are recorded at fair value. The Company’s marketable securities are classified as either short-term or long-term in the accompanying condensed consolidated balance sheets based on the security’s contractual maturity at balance sheet date. The Company re-evaluates such classifications at each balance sheet date.
The Company periodically assesses its portfolio of marketable securities for impairment. The Company evaluates each investment in an unrealized loss position to determine if any portion of the unrealized loss is related to credit losses. In determining whether a credit loss may exist, the Company considers the extent of the unrealized loss position, any adverse conditions specifically related to the security or the issuer’s operating environment, the pay structure of the security, the issuer’s payment history, and any changes in the issuer’s credit rating. Unrealized losses on marketable securities due to expected credit losses are recognized in other expense, net in the accompanying condensed consolidated statements of operations and comprehensive loss, and any excess unrealized gains and losses, net of tax, that are not due to expected credit losses are included in accumulated other comprehensive loss, a component of stockholders’ equity. During the nine months ended

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2024 and 2023, there were no credit losses recorded on marketable securities. Interest recorded on marketable securities is recorded in interest income, with accretion of discounts, net of amortization of premiums, recorded in accretion income, net, on the accompanying condensed consolidated statements of operations and comprehensive loss.
Materials financing revenues and receivables
In connection with its acquisition of Express Lien, Inc. (d/b/a Levelset) (“Levelset”), in November 2021, the Company assumed a materials financing program to help facilitate the purchase of construction materials from fulfillment partners (the Company’s suppliers) on behalf of its customers, allowing such customers to finance their materials purchases from the Company on deferred payment terms. Prior to the Company ceasing originations under its materials financing program in October 2023, the fulfillment partner was primarily responsible for fulfilling the materials purchases and the Company did not have control over such materials. The Company earned revenues from origination fees and finance charges on the amounts it financed for customers on deferred payment terms, which were typically 120 days. Such fees earned were computed and recognized based on the effective interest method and are presented net of any related reserves and amortization of deferred origination costs. During the nine months ended September 30, 2024, credit losses incurred in connection with the Company’s materials financing program were immaterial. During the nine months ended September 30, 2023, the Company incurred credit losses of $7.0 million in connection with its materials financing program, which are recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.
Gross receivables outstanding from customers under the materials financing program were $5.7 million and the related allowance for expected credit losses for materials financing receivables was $3.8 million as of December 31, 2023. As of September 30, 2024, the entire gross materials financing receivables of $0.6 million were fully reserved. Materials financing receivables, net of allowances, are recorded within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
Self-insurance reserves
In January 2022, the Company elected to partially self-fund its health insurance plan. To reduce its risk related to high-dollar claims, the Company maintains individual stop-loss insurance. The Company estimates its exposure for claims incurred at the end of each reporting period, including claims not yet reported, with the assistance of an independent third-party actuary. As of September 30, 2024 and December 31, 2023, the Company’s self-insurance accrual was $2.6 million and $3.3 million, respectively, included within other current liabilities on the accompanying condensed consolidated balance sheets.
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

As of September 30, 2024 and December 31, 2023, the carrying value of the Company’s financial instruments included in current assets and current liabilities (including accounts receivable, accounts payable, and accrued expenses) approximate fair value due to the short-term nature of such items. The Company measures its cash held in money market funds, marketable securities, and investments in available-for-sale debt securities at fair value each reporting period. The estimation of fair value for available-for-sale debt securities in private companies requires the use of significant unobservable inputs, and as a result, the Company classifies these assets as Level 3 within the fair value hierarchy.
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
Restricted cash
During the three months ended June 30, 2023, $3.1 million of restricted cash relating to corporate credit cards was released from restriction. The Company held no restricted cash as of September 30, 2024 and December 31, 2023.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Deferred revenue
Contract liabilities consist of revenue that is deferred when the Company has the contractual right to invoice in advance of transferring services to its customers. The Company recognized revenue of $238.0 million and $204.3 million during the three months ended September 30, 2024 and 2023, respectively, that was included in deferred revenue balances at the beginning of the respective periods. The Company recognized revenue of $439.8 million and $362.0 million during the nine months ended September 30, 2024 and 2023, respectively, that was included in deferred revenue balances at the beginning of the respective periods.
Remaining performance obligations
The transaction price allocated to remaining performance obligations (“RPO”) represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancelable contracts that will be invoiced and recognized as revenue in future periods. The Company’s current RPO represents future revenue under existing contracts that is expected to be recognized as revenue in the next 12 months. As of September 30, 2024, the aggregate amount of the transaction price allocated to RPO was $1.1 billion, of which the Company expects to recognize $738.9 million, or approximately 69%, as revenue in the next 12 months, and substantially all of the remaining $334.6 million between 12 and 36 months thereafter.
3.INVESTMENTS
Marketable securities
Marketable securities consisted of the following as of September 30, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$133,454	$300	$—	$133,754
Commercial paper	36,023	59	(2)	36,080
Corporate notes and obligations	199,336	780	(17)	200,099
Total marketable securities	$368,813	$1,139	$(19)	$369,933
Marketable securities consisted of the following as of December 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$128,479	$124	$(27)	$128,576
Commercial paper	47,415	1	(35)	47,381
Corporate notes and obligations	139,747	61	(128)	139,680
Time deposits	4,525	—	(1)	4,524
Total marketable securities	$320,166	$186	$(191)	$320,161
The following table summarizes the estimated fair value of investments classified as marketable securities by contractual maturity date (in thousands):

	September 30, 2024	December 31, 2023
Due within 1 year	$317,650	$320,161
Due in 1 to 2 years	52,283	—
Total marketable securities	$369,933	$320,161

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
During the nine months ended September 30, 2024 and 2023, there were maturities of marketable securities of $371.7 million and $287.6 million, respectively. During the nine months ended September 30, 2023, there were sales of marketable securities of $5.5 million. There were no sales of marketable securities during the nine months ended September 30, 2024. Realized losses on sales of marketable securities are recorded in other expense, net on the condensed consolidated statements of operations and comprehensive loss. Such losses were immaterial during the nine months ended September 30, 2023. There were no impairments of marketable securities during the nine months ended September 30, 2024 or 2023.
Strategic investments
Strategic investment activity during the nine months ended September 30, 2024 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Available-for- Sale Debt Securities	Total
Balance as of December 31, 2023	$7,179	$3,986	$362	$11,527
Interest accrued on available-for-sale debt securities	—	—	6	6
Purchases of strategic investments	498	1,419	—	1,917
Unrealized gain (loss) on strategic investments	671	(30)	—	641
Impairment of strategic investments	(184)	—	—	(184)
Balance as of September 30, 2024	$8,164	$5,375	$368	$13,907
Strategic investment activity during the nine months ended September 30, 2023 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Available-for- Sale Debt Securities	Total
Balance as of December 31, 2022	$7,286	$3,402	$355	$11,043
Interest accrued on available-for-sale debt securities	—	—	5	5
Purchases of strategic investments	—	526	—	526
Unrealized loss on strategic investments	—	(155)	—	(155)
Balance as of September 30, 2023	$7,286	$3,773	$360	$11,419
Strategic investments are recorded in other assets on the accompanying condensed consolidated balance sheets. As of September 30, 2024, in connection with the Company’s investments in limited partnerships, it has a contractual obligation to provide additional investment funding of up to $7.2 million at the option of the investees.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
4.FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial assets measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$326,137	$—	$—	$326,137
U.S. treasury securities	23,106	—	—	23,106
Commercial paper	—	19,348	—	19,348
Corporate notes and obligations	—	6,572	—	6,572
Marketable securities:
U.S. treasury securities	133,754	—	—	133,754
Commercial paper	—	36,080	—	36,080
Corporate notes and obligations	—	200,099	—	200,099
Strategic investments:
Investments in available-for-sale debt securities	—	—	368	368
Total	$482,997	$262,099	$368	$745,464

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$303,452	$—	$—	$303,452
Marketable securities:
U.S. treasury securities	128,576	—	—	128,576
Commercial paper	—	47,381	—	47,381
Corporate notes and obligations	—	139,680	—	139,680
Time deposits	—	4,524	—	4,524
Strategic investments:
Investments in available-for-sale debt securities	—	—	362	362
Total	$432,028	$191,585	$362	$623,975
5.LEASES
The Company has primarily entered into lease arrangements for office space, in addition to other miscellaneous equipment. The Company’s leases have initial non-cancelable lease terms ranging from one to 12 years. Some of the Company’s leases include an option for it to extend the term of the lease for up to 10 years.
During the nine months ended September 30, 2024, the Company modified its office lease in Austin, Texas to extend the lease terms and adjust the rent obligations, which resulted in an increase of $10.7 million in future rent commitments through 2036. Total operating lease commencements and modifications during the period resulted in net decreases to right of use assets–operating leases and corresponding operating lease liabilities on the accompanying condensed consolidated balance sheets of $3.6 million and $4.0 million, respectively, which primarily relate to the modified lease in Texas. These decreases to the asset and liability

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
were primarily due to higher discount rates in 2024 as compared to the original lease commencement periods, and tenant improvement allowances.
6.BUSINESS COMBINATIONS
Intelliwave
On May 30, 2024, the Company completed the acquisition of all outstanding equity of Intelliwave Technologies Inc. (“Intelliwave”), a construction materials management company, for $29.8 million in cash consideration, of which $1.5 million was paid during the three months ended September 30, 2024. The purpose of this acquisition was to accelerate development of the Company’s Workforce Management solution.
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
The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, but does not exceed 12 months. The purchase price allocation is subject to future adjustments, including to finalize the closing net working capital. During the three months ended September 30, 2024, the Company recorded a measurement period adjustment which did not have a material impact on goodwill.
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
The Company has not separately presented pro forma results reflecting the acquisition of Intelliwave or revenue and operating losses of Intelliwave for the period from the acquisition date through September 30, 2024, as the impacts were not material to the condensed consolidated financial statements. The acquisition-related transaction costs were not material and were expensed as incurred in the accompanying condensed consolidated statements of operations and comprehensive loss.
7.INTANGIBLE ASSETS AND GOODWILL
Intangible assets
During the nine months ended September 30, 2024, the Company completed the acquisition of Intelliwave, which was accounted for as a business combination, as described above in Note 6. During that period, the Company also acquired another developed technology for $3.9 million, which was accounted for as an asset acquisition. The acquired developed technology has an estimated useful life of four years, and the amortization expense is recorded in cost of revenue on the accompanying condensed consolidated statements of operations and comprehensive loss.
The Company’s finite-lived and indefinite-lived intangible assets are summarized as follows (in thousands):

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$186,183	$(87,868)	$98,315	4.1
Customer relationships	71,050	(40,459)	30,591	4.8
Total finite-lived intangible assets	257,233	(128,327)	128,906	4.3
In-process research and development	2,848	—	2,848
Total intangible assets	$260,081	$(128,327)	$131,754

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$166,453	$(67,221)	$99,232	4.3
Customer relationships	66,350	(30,884)	35,466	4.2
Total finite-lived intangible assets	232,803	(98,105)	134,698	4.3
In-process research and development	2,848	—	2,848
Total intangible assets	$235,651	$(98,105)	$137,546
The Company estimates that there is no significant residual value related to its finite-lived intangible assets. Amortization expense recorded on the Company’s finite-lived intangible assets is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$6,698	$5,506	$18,739	$16,492
Sales and marketing	3,224	3,106	9,475	9,319
Research and development	668	678	2,008	2,087
Total amortization of acquired intangible assets	$10,590	$9,290	$30,222	$27,898
Goodwill
The following table presents the changes in carrying amount of goodwill during the nine months ended September 30, 2024 (in thousands):

Beginning balance	$539,354
Additions	11,333
Other adjustments, net(1)	(466)
Ending balance	$550,221
(1) Includes measurement period adjustments for Intelliwave and the effect of foreign currency translation.

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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
8.ACCRUED EXPENSES
The following represents the components of accrued expenses contained within the Company’s condensed consolidated balance sheets at the end of each period (in thousands):

	September 30, 2024	December 31, 2023
Accrued bonuses	$19,058	$31,786
Accrued commissions	12,655	16,494
Accrued salary, payroll tax, and employee benefit liabilities	43,383	36,171
Other accrued expenses	16,131	15,624
Total accrued expenses	$91,227	$100,075
9.CONTINGENCIES
Litigation
From time to time, the Company may be subject to various litigation matters arising in the ordinary course of business. However, the Company is not aware of any currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.
Indemnifications
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, breaches of confidentiality or data protection requirements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses or be covered by the Company’s insurance programs. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable.
The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. To date, the Company has not accrued a liability for these guarantees because the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.
10.STOCK-BASED COMPENSATION
2021 Equity Incentive Plan
In May 2021, the Company’s board of directors (the “Board”) adopted, and the stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”) with the purpose of granting stock-based awards, including stock options, stock appreciation rights, restricted stock awards (“RSAs”), RSUs, PSUs, and other forms of awards, to employees, directors, and consultants. As of December 31, 2023, a total of 44,622,937 shares of common stock were authorized for issuance under the 2021 Plan. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to either (i) 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (ii) a lesser number of shares determined by the Board prior to the applicable January 1. Accordingly, on January 1, 2024, the number of shares of common stock that may be issued under the 2021 Plan increased by an additional 7,240,323 shares. As a result, as of September 30, 2024, a total of 51,863,260 shares of common stock are authorized for issuance under the 2021 Plan. As of September 30, 2024, a total of 33,973,395 shares of common stock were available for issuance under the 2021 Plan. No stock options have been issued under the 2021 Plan.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Stock options
No stock options were granted during the periods presented.
The following table summarizes the stock option activity during the nine months ended September 30, 2024:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2023	4,340,052	$12.57
Exercised	(962,063)	12.86
Canceled/Forfeited	(750)	19.16
Outstanding at September 30, 2024	3,377,239	12.48
Exercisable at September 30, 2024	3,377,239	$12.48
As of September 30, 2024, there is no unrecognized stock-based compensation cost for stock options previously granted by the Company.
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
The following table summarizes the RSU activity during the nine months ended September 30, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2023	7,382,073	$59.35
Granted	3,612,068	74.43
Vested	(2,603,690)	60.54
Canceled/Forfeited	(1,011,285)	64.78
Outstanding at September 30, 2024	7,379,166	$65.63
As of September 30, 2024, the total unrecognized stock‑based compensation cost for all RSUs outstanding was $453.8 million, which is expected to be recognized over a weighted‑average vesting period of 2.6 years.
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
The following table summarizes the PSU activity during the nine months ended September 30, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2023	77,971	$55.63
Granted (1)	112,255	74.49
Vested	(15,227)	63.52
Outstanding at September 30, 2024	174,999	$67.04
(1) This represents awards granted at 100% attainment of the performance conditions.
As of September 30, 2024, the total unrecognized stock‑based compensation cost for all PSUs outstanding was $4.6 million, which is expected to be recognized over a weighted‑average vesting period of 1.7 years.
Restricted stock awards
In November 2021, the Company issued 199,670 RSAs to certain key employees in connection with the acquisition of Levelset that vest based on their continued service over a two-year period. The fair value of the RSAs issued was $95.05 per share, which was the closing trading stock price of the Company’s common stock on the acquisition date. These shares are released from restriction quarterly over a two-year period assuming the continued service of the employees. As of September 30, 2024 and December 31, 2023, all shares had vested, as such there was no stock-based compensation expense recognized during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $7.7 million, including $5.5 million related to RSAs whose vesting was accelerated upon the departure of certain employees. During the nine months ended September 30, 2023, the Company also expensed $3.4 million related to the accelerated vesting of cash retention amounts upon such employees’ departure.
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
The fair value of the ESPP purchase rights on the date of grant using the Black-Scholes option pricing model was estimated using the following assumptions during the nine months ended September 30, 2024:

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
Employee payroll contributions accrued in connection with the ESPP were $9.8 million and $5.0 million as of September 30, 2024 and December 31, 2023, respectively, and are included within accrued expenses on the accompanying condensed consolidated balance sheets. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders’ equity on the purchase date. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period. During the nine months ended September 30, 2024 and 2023, the Company recognized stock-based compensation expense of $6.6 million and $7.9 million, respectively, in connection with the ESPP. During the nine months ended September 30, 2024 and 2023, 276,349 and 316,042 shares of the Company’s common stock were purchased under the ESPP, respectively.
As of September 30, 2024, unrecognized stock-based compensation expense related to the ESPP was $4.6 million, which is expected to be recognized over a weighted-average period of 0.4 years.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Stock-based compensation
The Company recorded total stock-based compensation cost from stock options, RSUs, PSUs, RSAs, and the ESPP as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$2,079	$1,931	$6,015	$5,509
Sales and marketing	13,924	14,310	42,408	41,781
Research and development	18,311	16,347	49,657	52,395
General and administrative	13,861	12,221	39,452	32,549
Total stock-based compensation expense	$48,175	$44,809	$137,532	$132,234
Stock-based compensation capitalized for software development and cloud-computing arrangement implementation costs	3,599	2,706	9,553	6,989
Total stock-based compensation cost	$51,774	$47,515	$147,085	$139,223
11.INCOME TAXES
For the three months ended September 30, 2024 and 2023, income tax (benefits) expenses recorded by the Company were $(0.4) million and $0.2 million, respectively. For the nine months ended September 30, 2024 and 2023, income tax expenses recorded by the Company were $0.4 million and $0.6 million, respectively. As of September 30, 2024, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The following weighted-average potentially dilutive shares are excluded from the calculation of diluted earnings per share as they are anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RSUs, PSUs, and RSAs subject to future vesting	7,797,263	8,536,196	7,718,910	8,706,812
Shares issuable pursuant to the ESPP	462,177	626,176	397,394	506,780
Shares of common stock issuable from stock options	3,477,429	4,691,842	3,772,744	5,147,097
Total	11,736,869	13,854,214	11,889,048	14,360,689
13.GEOGRAPHIC INFORMATION
The following table sets forth the Company’s revenues by geographic region, which is determined based on the billing location of the customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue by geographic region:
U.S.	$251,806	$212,902	$724,273	$593,135
Rest of the world	44,079	35,005	125,387	96,834
Total revenue	$295,885	$247,907	$849,660	$689,969
Percentage of revenue by geographic region:
U.S.	85%	86%	85%	86%
Rest of the world	15%	14%	15%	14%
14.RESTRUCTURING
In January 2024, the Company executed a reduction of 4% of its global workforce as part of its ongoing evaluation of its operations to ensure alignment of its workforce with, and to enable greater investment in, key growth opportunities. The reduction in force was completed by March 31, 2024.
The following table summarizes the severance and other benefit costs incurred during the nine months ended September 30, 2024 by line item within the condensed consolidated statement of operations and comprehensive loss (in thousands) related to this restructuring event:

Cost of revenue	$318
Sales and marketing	1,298
Research and development	1,750
General and administrative	819
Total restructuring-related costs	$4,185
As of September 30, 2024, the remaining liability was immaterial for restructuring-related costs.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
15.SUBSEQUENT EVENTS
On October 29, 2024, the Board authorized a stock repurchase program to repurchase up to $300.0 million of the Company’s outstanding common stock. The Company intends to opportunistically repurchase shares of its common stock from time to time through the open market, or other transactions in accordance with applicable securities laws, in each case, subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of its common stock under this authorization. The timing of stock repurchases and the actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities, and will be subject to the discretion of the Company’s management within its authorization. The stock repurchase program will be funded using the Company's working capital. The stock repurchase program does not obligate the Company to acquire any particular number of shares of the Company’s common stock, or any shares at all. The stock repurchase program expires on October 29, 2025, and may be suspended or discontinued at any time at the Company's discretion and without notice.

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

Certain Factors Affecting Our Performance
Acquiring New Customers and Retaining and Expanding Existing Customers’ Use of Our Platform
We believe that the market for our platform is large, and we are highly focused on our long-term growth. Our ability to generate revenue, continue to grow our business, and serve the broader needs of the construction industry depends on our ability to efficiently acquire new customers, retain existing customers and expand their use of our products, services, and platform, and maintain or increase the pricing of our products and services. We drive new customer acquisitions by investing across our sales and marketing engine to engage prospective customers, increase brand awareness, and drive adoption of our products, services, and platform. We drive retention of existing customers and expansion of their use of our products, services, and platform by focusing on our customers’ success.
To support these efforts, in July 2024 we began to evolve our GTM operating model by, among other things, transitioning to a general manager model, with general managers for our North America, Europe, Asia-Pacific, and Middle East regions and our public sector business, each of whom will be empowered to assess and deploy the appropriate strategies and tactics for customers within their respective regions. As another example, we are also adding new product and technical specialists to our GTM teams, who we believe can add value for our customers by matching the evolving needs of our customers’ diverse buyer personas with our products and services, and helping our customers understand and implement the full potential of our platform. Evolving our GTM operating model involves new investment, particularly as we increase our sales headcount, ramp and invest in additional enablement for our sales teams, and add the new specialists to our teams. We believe that these investments will allow us to build stronger and deeper customer relationships and improve our operating efficiency over time which, in turn, will result in better customer experiences and provide additional value to our customers, some of whom continue to face macroeconomic and other pressures that have negatively impacted their spending decisions. We anticipate some disruptions and adverse impacts to our financial and operating results in the near-term as we invest in and implement the evolved GTM operating model. Over the longer term, if we fail to successfully implement, or realize the benefits of, our evolved GTM operating model, or otherwise fail to acquire new customers, retain existing customers, or expand existing customers’ use of our products, services, and platform, our business, financial condition, and operating results will be adversely impacted, potentially materially. Notwithstanding these risks, we believe that implementing the evolved GTM model will improve our long-term operating efficiency, best position us for sustainable long-term growth, and enhance our ability to capture our large market opportunity.

Despite macroeconomic challenges, we have seen an increase in the number of customers that contributed more than $100,000 of annual recurring revenue ("ARR"), which increased from 1,921 as of September 30, 2023 to 2,261 as of September 30, 2024, reflecting a year-over-year growth rate of 18%. The number of customers on our platform has increased from 16,067 as of September 30, 2023 to 16,975 as of September 30, 2024, reflecting a year-over-year growth rate of 6%. All aforementioned customer counts exclude customers acquired from business combinations that do not have standard Procore annual contracts.
In addition, our gross retention rate (“GRR”) was 94% and 95% as of September 30, 2024 and September 30, 2023, respectively. Our GRR reflects only customer losses and does not reflect customer expansion or contraction. We believe our high GRR demonstrates that we serve a vital role in our customers’ operations, as the vast majority of our customers continue to use our products and platform and to renew their subscriptions. We believe that GRR is a key metric to understand our ability to retain our customer base, to evaluate whether our products and platform are addressing our customers’ needs throughout the year.
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
The following table presents our cRPO and non-current RPO at the end of each period:

	September 30,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Remaining performance obligations
Current	$738,856	$635,000	$103,856	16%
Non-current	334,560	255,381	79,179	31%
Total remaining performance obligations	$1,073,416	$890,381	$183,035	21%
We believe that cRPO is a key metric to track our ability to win fixed revenue commitments from new customers and to expand and retain existing customers. As of September 30, 2024, cRPO increased by $103.9 million, or 16%, year-over-year. Approximately 5% of the increase was attributable to existing customers and 95% was attributable to new customers acquired during the twelve months ended September 30, 2024. We expect RPO to change from period to period primarily due to the size, timing, and duration of new customer contracts and customer renewals.
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
International Growth
We see international expansion as a major, and largely greenfield, opportunity for growth as we look to capture a larger part of the worldwide construction market. We have an international sales and marketing presence with offices in Sydney, Australia; Toronto, Canada; London, England; Paris, France; Dublin, Ireland; and Dubai, United Arab Emirates (“UAE”). We have also developed focused sales and marketing efforts in Germany, where we do not maintain an office location. As a result of our international efforts, we support multiple languages and currencies. Non-U.S. revenue as a percentage of our total revenue was 15% and 14%

for the nine months ended September 30, 2024 and 2023, respectively. We determine the percentage of non-U.S. revenue based on the billing location of each customer. Fluctuations in foreign currencies may positively or negatively impact the amount of revenue that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars.
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
Macroeconomic Factors
Macroeconomic and geopolitical factors, such as trends within the commercial construction industry, elevated inflation, higher interest rates than we’ve seen in recent history, volatility in capital markets, bank failures, fluctuations in foreign exchange rates, global pandemics (such as the COVID-19 pandemic), and wars and other conflicts (such as the Russia-Ukraine war) may impact our customers’ spending, as well as our operating expenses and cash flows. We believe that macroeconomic factors have resulted in cautious customer spending, contributing to the decline in our cRPO annual growth rate. However, as such factors evolve, we continue to monitor the ways in which they may directly or indirectly impact our business, results of operations, and financial condition. See the section titled “Risk Factors” in Part I, Item 1A, of our 2023 Form 10-K for further discussion.

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
Cost of Revenue
Cost of revenue primarily consists of personnel-related compensation expenses for our customer support team, including salaries, benefits, stock-based compensation, payroll taxes, commissions, and bonuses. Additionally, cost of revenue includes non-personnel-related expenses, such as third-party hosting costs, amortization of capitalized software development costs related to our platform, amortization of acquired technology intangible assets, software license fees, and allocated overhead. Cost of revenue also includes severance costs incurred related to the restructuring event in January 2024, which is described in Note 14 of our condensed consolidated financial statements. We expect our cost of revenue to increase on an absolute dollar basis as our revenue and acquisition activities increase. We intend to continue to invest additional resources in platform hosting, customer support, and software development as we grow our business, evolve our GTM operating model, and ensure that our customers are realizing the full benefit of our products. The level and timing of investment in these areas could affect our cost of revenue in the future.
Costs related to the development of internal-use software for new products and major platform enhancements are capitalized until the software is substantially complete and ready for its intended use. Capitalized software development costs are amortized on a straight-line basis over the developed software’s estimated useful life of two years and the amortization is recorded in cost of revenue.
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. For each of these categories of expense, personnel-related compensation expenses are the most significant component, which include salaries, stock-based compensation, commissions, benefits, payroll taxes, bonuses, and severance expenses as a result of the restructuring event in January 2024, which is described in Note 14 of our condensed consolidated financial statements.
Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related compensation expenses for our sales and marketing organizations. Additionally, sales and marketing expenses include non-personnel-related expenses, such as advertising costs, marketing events, travel, trade shows, and other marketing activities; contractor costs to supplement our staff levels; consulting services; amortization of acquired customer relationship intangible assets; and allocated overhead. We expense advertising and other promotional expenditures as incurred. We expect sales and marketing expenses to increase on an absolute dollar basis and vary from period to period as a percentage of revenue, as our business continues to grow, as we evolve our GTM operating model, and as we increase our investment in sales and marketing to drive customer growth.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes of U.S. state franchise taxes and certain foreign jurisdictions in which we conduct business. As we expand our international operations, we expect to incur increased foreign tax expenses. We have a full valuation allowance for net U.S. deferred tax assets. The U.S. valuation allowance primarily includes net operating loss carryforwards and tax credits related primarily to research and development for our operations in the U.S. We expect to maintain this full valuation allowance for our net U.S. deferred tax assets for the foreseeable future.

Results of Operations
The following tables set forth our condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated. Certain percentages below may not sum due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Revenue	$295,885	$247,907	$849,660	$689,969
Cost of revenue(1)(2)(3)	54,954	44,125	148,778	126,631
Gross profit	240,931	203,782	700,882	563,338
Operating expenses
Sales and marketing(1)(2)(3)(4)	141,370	129,672	390,286	372,397
Research and development(1)(2)(3)(4)	80,791	72,708	223,698	225,960
General and administrative(1)(3)(4)	55,267	51,753	157,077	143,324
Total operating expenses	277,428	254,133	771,061	741,681
Loss from operations	(36,497)	(50,351)	(70,179)	(178,343)
Interest income	5,962	4,721	17,714	14,612
Interest expense	(488)	(490)	(1,439)	(1,477)
Accretion income, net	3,816	2,952	10,665	6,615
Other income (expense), net	466	(486)	(26)	(1,009)
Loss before (benefit from) provision for income taxes	(26,741)	(43,654)	(43,265)	(159,602)
(Benefit from) provision for income taxes	(353)	193	400	573
Net loss	$(26,388)	$(43,847)	$(43,665)	$(160,175)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Revenue	100%	100%	100%	100%
Cost of revenue(1)(2)(3)	19%	18%	18%	18%
Gross profit	81%	82%	82%	82%
Operating expenses
Sales and marketing(1)(2)(3)(4)	48%	52%	46%	54%
Research and development(1)(2)(3)(4)	27%	29%	26%	33%
General and administrative(1)(3)(4)	19%	21%	18%	21%
Total operating expenses	94%	103%	91%	107%
Loss from operations	(12%)	(20%)	(8%)	(26%)
Interest income	2%	2%	2%	2%
Interest expense	0%	0%	0%	0%
Accretion income, net	1%	1%	1%	1%
Other income (expense), net	0%	0%	0%	0%
Loss before (benefit from) provision for income taxes	(9%)	(18%)	(5%)	(23%)
(Benefit from) provision for income taxes	0%	0%	0%	0%
Net loss	(9%)	(18%)	(5%)	(23%)

(1)Includes stock-based compensation expense and amortization of capitalized stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue	$4,188	$2,981	11,056	8,357
Sales and marketing	14,034	14,390	42,725	41,964
Research and development	18,321	16,350	49,684	52,401
General and administrative	13,912	12,253	39,602	32,637
Total stock-based compensation expense*	$50,455	$45,974	$143,067	$135,359
*Includes amortization of capitalized stock-based compensation of $2.3 million and $1.2 million, respectively, for the three months ended September 30, 2024 and 2023; and $5.5 million and $3.1 million, respectively, for the nine months ended September 30, 2024 and 2023; which was initially capitalized as capitalized software and cloud-computing arrangement implementation costs.
(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue	$6,698	$5,506	$18,739	$16,492
Sales and marketing	3,224	3,106	9,475	9,319
Research and development	668	678	2,008	2,087
Total amortization of acquired intangible assets	$10,590	$9,290	$30,222	$27,898
(3)Includes employer payroll tax on employee stock transactions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue	$113	$133	$485	$439
Sales and marketing	815	766	2,867	2,383
Research and development	521	638	3,089	2,885
General and administrative	281	501	1,820	1,636
Total employer payroll tax on employee stock transactions	$1,730	$2,038	$8,261	$7,343

(4)Includes acquisition-related expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Sales and marketing	$—	$548	$1,448	$2,002
Research and development	—	136	—	6,324
General and administrative	$51	19	$614	19
Total acquisition-related expenses	$51	$703	$2,062	$8,345
Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Revenue	$295,885	$247,907	$47,978	19%
During the three months ended September 30, 2024, our revenue increased by $48.0 million, or 19%, compared to the three months ended September 30, 2023, of which approximately 89% was attributable to revenue from existing customers and approximately 11% was attributable to revenue from new customers acquired during the three months ended September 30, 2024. The increase in revenue from existing customers includes the net benefit of a full quarter of subscription revenue in the third quarter of 2024 from customers that were newly acquired or expanded their subscriptions between the beginning of the third quarter of 2023 and the end of the second quarter of 2024 and continued or expanded their subscriptions, as applicable, in the third quarter of 2024.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Cost of revenue	$54,954	$44,125	$10,829	25%
Gross profit	240,931	203,782	37,149	18%
Gross margin	81%	82%
The increase in cost of revenue during the three months ended September 30, 2024 was primarily attributable to a $4.9 million increase in amortization of capitalized software development costs. The increase in cost of revenue was also attributable to a $2.6 million increase in third-party cloud hosting and related services as we grow our customer base; a $2.3 million increase in personnel-related expenses, including increases of $2.0 million in salaries and wages and $0.3 million in stock-based compensation expense; and a $1.2 million increase in amortization of developed technology intangible assets. We decreased our cost of revenue headcount by 6% since September 30, 2023, as we continue to focus on improving operating efficiency.

Operating Expenses

	Three Months Ended September 30,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Sales and marketing	$141,370	$129,672	$11,698	9%
The increase in sales and marketing expenses during the three months ended September 30, 2024 was primarily attributable to a $4.4 million increase in professional fees for professional services, including contractors to supplement our staff levels. The increase in sales and marketing expense was also attributable to a $4.1 million increase in marketing events and expenses, a $1.5 million increase in travel costs, and a $1.4 million increase in personnel-related expenses, including an increase of $1.9 million in salaries and wages, partially offset by a decrease of $0.5 million in stock-based compensation expense. We decreased our sales and marketing headcount by 5% since September 30, 2023, as we focused on improving operating efficiency. However, we have started to, and expect that we will continue to, increase our sales and marketing headcount as we continue to invest in the evolution of our GTM operating model.

	Three Months Ended September 30,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Research and development	$80,791	$72,708	$8,083	11%
The increase in research and development expenses during the three months ended September 30, 2024 was primarily attributable to a $3.9 million increase in professional service fees, including contractors to supplement our staff levels. The increase in research and development expenses was also attributable to a $2.6 million increase in personnel-related expenses, including increases of $2.0 million in stock-based compensation expense and $0.7 million in salaries and wages driven by an increase in headcount; and a $0.7 million increase in computer software expenses. We increased our research and development headcount by 20% since September 30, 2023 in order to continue to build, enhance, maintain, and scale our products, services, and platform.

	Three Months Ended September 30,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
General and administrative	$55,267	$51,753	$3,514	7%
The increase in general and administrative expenses during the three months ended September 30, 2024 was primarily due to a $4.4 million increase in personnel-related expenses, including increases of $3.0 million in salaries and wages and $1.6 million in stock-based compensation expense. The increase in general and administrative expenses was also attributable to a $2.4 million increase in professional service fees, including contractors to supplement our staff levels, and a $0.7 million increase in computer software expenses. The increase in general and administrative expenses was partially offset by a $4.2 million decrease in bad debt expenses primarily relating to the receivables from our materials financing business, which we ceased originations under in the fourth quarter of 2023. Our general and administrative headcount has remained consistent since September 30, 2023.

Interest Income, Interest Expense, Accretion Income, Net, Other Expense, Net, and Provision for Income Taxes

	Three Months Ended September 30,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Interest income	$5,962	$4,721	$1,241	26%
Interest expense	488	490	(2)	0%
Accretion income, net	3,816	2,952	864	29%
Other income (expense), net	466	(486)	952	*
(Benefit from) provision for income taxes	(353)	193	(546)	*
*Percentage not meaningful
During the three months ended September 30, 2024, our interest income increased by $1.2 million due to an increase in the balances of our money market funds, cash savings accounts, and marketable securities.
During the three months ended September 30, 2024, accretion income, net increased by $0.9 million due to an increase both in our purchases of marketable securities and the balance of our marketable securities portfolio year over year.
Comparison of the Nine Months Ended September 30, 2024 and 2023
Revenue

	Nine Months Ended September 30,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Revenue	$849,660	$689,969	$159,691	23%
During the nine months ended September 30, 2024, our revenue increased by $159.7 million, or 23%, compared to the nine months ended September 30, 2023, of which approximately 73% was attributable to revenue from existing customers and approximately 27% was attributable to revenue from new customers acquired during the nine months ended September 30, 2024. The increase in revenue from existing customers includes the net benefit of a full nine months of subscription revenue in the first nine months of 2024 from customers that were newly acquired or expanded their subscriptions in 2023 and continued or expanded their subscriptions, as applicable, in the first nine months of 2024.
Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended September 30,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Cost of revenue	$148,778	$126,631	$22,147	17%
Gross profit	700,882	563,338	137,544	24%
Gross margin	82%	82%
The increase in cost of revenue during the nine months ended September 30, 2024 was primarily attributable to a $9.5 million increase in amortization of capitalized software development costs. The increase in cost of revenue was also attributable to a $7.8 million increase in third-party cloud hosting and related services as we grow our customer base; a $3.2 million in personnel-related expenses, including increases of $2.2 million in salaries and wages, $0.7 million in stock-based compensation expense, and $0.3 million in severance costs incurred related to the restructuring event in January 2024; and a $2.2 million increase in amortization of developed technology intangible assets. We decreased our cost of revenue headcount by 6% since September 30, 2023, as we continue to focus on improving operating efficiency.
Operating Expenses

	Nine Months Ended September 30,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Sales and marketing	$390,286	$372,397	$17,889	5%
The increase in sales and marketing expenses during the nine months ended September 30, 2024 was primarily attributable to a $6.6 million increase in professional fees for professional services, including contractors to supplement our staff levels. The increase in sales and marketing expenses was also attributable to a $4.3 million increase in personnel-related expenses, including increases of $2.1 million in salaries and wages, $1.3 million in severance costs incurred related to the restructuring event in January 2024, and $0.5 million in stock-based compensation expense; a $3.3 million increase in marketing events and expenses; a $2.2 million increase in travel costs; and a $1.5 million increase in computer software expenses. We decreased our sales and marketing headcount by 5% since September 30, 2023, as we focused on improving operating efficiency. However, we have started to, and expect that we will continue to, increase our sales and marketing headcount as we continue to invest in the evolution of our GTM operating model.

	Nine Months Ended September 30,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Research and development	$223,698	$225,960	$(2,262)	(1%)
The decrease in research and development expenses during the nine months ended September 30, 2024 was primarily attributable to a $6.2 million decrease in acquisition-related expenses, including $4.9 million related to the acceleration of cash retention payments in the first quarter of 2023 upon the departure of certain employees from our previous acquisitions. The decrease in research and development expenses was also attributable to a decrease of $5.8 million in personnel-related expenses, including a decrease of $5.0 million in salaries and wages as a higher percentage of our software development costs were capitalized and $2.7 million in stock-based compensation expense, partially offset by an increase of $1.8 million due to severance costs incurred related to the restructuring event in January 2024. The decreases in research and development expenses were partially offset by a $6.4 million increase in professional fees for professional services, including contractors to supplement our staff levels, and a $2.2 million increase in computer software expenses. We increased our research and development headcount by 20% since September 30, 2023 in order to continue to build, enhance, maintain, and scale our products, services, and platform.

	Nine Months Ended September 30,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
General and administrative	$157,077	$143,324	$13,753	10%
The increase in general and administrative expenses during the nine months ended September 30, 2024 was primarily due to a $14.6 million increase in personnel-related expenses, including increases of $6.9 million in stock-based compensation expense, $6.8 million in salaries and wages, and $0.8 million due to severance costs incurred related to the restructuring event in January 2024. The increase in general and administrative expenses was also attributable to a $4.5 million increase in professional fees for professional services, including contractors to supplement our staff levels, and a $1.8 million increase in computer software expenses. The increase in general and administrative expenses was partially offset by a $8.5 million decrease in bad debt expenses primarily relating to the receivables from our materials financing business, which we ceased originations under in the fourth quarter of 2023. Our general and administrative headcount has remained consistent since September 30, 2023.
Interest Income, Interest Expense, Accretion Income, Net, Other Expense, Net, and Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Interest income	$17,714	$14,612	$3,102	21%
Interest expense	1,439	1,477	(38)	(3%)
Accretion income, net	10,665	6,615	4,050	61%
Other income (expense), net	(26)	(1,009)	983	(97%)
Provision for income taxes	400	573	(173)	(30%)
During the nine months ended September 30, 2024, our interest income increased by $3.1 million due to an increase in the balances of our money market funds, cash savings accounts, and marketable securities.
During the nine months ended September 30, 2024, accretion income, net increased by $4.1 million due to an increase both in our purchases of marketable securities and the balance of our marketable securities portfolio year over year.
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

Non-GAAP Gross Profit, Non-GAAP Gross Margin, Non-GAAP Operating Expenses, Non-GAAP Income from Operations, and Non-GAAP Operating Margin
We define these non-GAAP financial measures as the respective GAAP measures, excluding stock-based compensation expense, amortization of acquired intangible assets, employer payroll tax related to employee stock transactions, and acquisition-related expenses. Non-GAAP gross margin is the ratio calculated by dividing non-GAAP gross profit by total revenue. Non-GAAP operating margin is the ratio calculated by dividing non-GAAP income from operations by total revenue.
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

The following tables present reconciliations of our GAAP financial measures to our non-GAAP financial measures for the periods presented:
Reconciliation of gross profit and gross margin to non-GAAP gross profit and non-GAAP gross margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(dollars in thousands)
Revenue	$295,885	$247,907	$849,660	$689,969
Gross profit	240,931	203,782	700,882	563,338
Stock-based compensation expense	4,188	2,981	11,056	8,357
Amortization of acquired technology intangible assets	6,698	5,506	18,739	16,492
Employer payroll tax on employee stock transactions	113	133	485	439
Non-GAAP gross profit	$251,930	$212,402	$731,162	$588,626
Gross margin	81%	82%	82%	82%
Non-GAAP gross margin	85%	86%	86%	85%

Reconciliation of operating expenses to non-GAAP operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(dollars in thousands)
Revenue	$295,885	$247,907	$849,660	$689,969
GAAP sales and marketing	141,370	129,672	390,286	372,397
Stock-based compensation expense	(14,034)	(14,390)	(42,725)	(41,964)
Amortization of acquired intangible assets	(3,224)	(3,106)	(9,475)	(9,319)
Employer payroll tax on employee stock transactions	(815)	(766)	(2,867)	(2,383)
Acquisition-related expenses	—	(548)	(1,448)	(2,002)
Non-GAAP sales and marketing	$123,297	$110,862	$333,771	$316,729
GAAP sales and marketing as a percentage of revenue	48%	52%	46%	54%
Non-GAAP sales and marketing as a percentage of revenue	42%	45%	39%	46%

GAAP research and development	$80,791	$72,708	$223,698	$225,960
Stock-based compensation expense	(18,321)	(16,350)	(49,684)	(52,401)
Amortization of acquired intangible assets	(668)	(678)	(2,008)	(2,087)
Employer payroll tax on employee stock transactions	(521)	(638)	(3,089)	(2,885)
Acquisition-related expenses	—	(136)	—	(6,324)
Non-GAAP research and development	$61,281	$54,906	$168,917	$162,263
GAAP research and development as a percentage of revenue	27%	29%	26%	33%
Non-GAAP research and development as a percentage of revenue	21%	22%	20%	24%

GAAP general and administrative	$55,267	$51,753	$157,077	$143,324
Stock-based compensation expense	(13,912)	(12,253)	(39,602)	(32,637)
Employer payroll tax on employee stock transactions	(281)	(501)	(1,820)	(1,636)
Acquisition-related expenses	(51)	(19)	(614)	(19)
Non-GAAP general and administrative	$41,023	$38,980	$115,041	$109,032
GAAP general and administrative as a percentage of revenue	19%	21%	18%	21%
Non-GAAP general and administrative as a percentage of revenue	14%	16%	14%	16%

Reconciliation of loss from operations and operating margin to non-GAAP income (loss) from operations and non-GAAP operating margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(dollars in thousands)
Revenue	$295,885	$247,907	$849,660	$689,969
Loss from operations	(36,497)	(50,351)	(70,179)	(178,343)
Stock-based compensation expense	50,455	45,974	143,067	135,359
Amortization of acquired intangible assets	10,590	9,290	30,222	27,898
Employer payroll tax on employee stock transactions	1,730	2,038	8,261	7,343
Acquisition-related expenses	51	703	2,062	8,345
Non-GAAP income from operations	$26,329	$7,654	$113,433	$602
Operating margin	(12%)	(20%)	(8%)	(26%)
Non-GAAP operating margin	9%	3%	13%	0%

Liquidity and Capital Resources
As of September 30, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $809.2 million, which were held in money market funds, U.S. treasury securities, corporate notes and obligations, commercial paper, checking accounts, and savings accounts. Our investments in marketable securities are exposed to interest rate risk; however, due to the short-term nature of our investments, we do not anticipate being exposed to material risks due to changes in interest rates.
As of September 30, 2024, we had outstanding letters of credit, on an unsecured basis, totaling approximately $4.4 million to secure various leased office facilities in the U.S. and Australia.
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
During the nine months ended September 30, 2024, operating lease commencements and modifications resulted in increases of $10.7 million in future rent commitments through 2036, relating to the office lease in Austin, Texas, which were modified to extend the lease terms and adjust the rent obligations. There have been no other material changes to our contractual obligations from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K. We believe our existing cash, cash equivalents, and marketable securities will be sufficient to meet our needs for at least the next 12 months. While we have generated positive cash flows from operations in recent years, we have continued to generate losses from operations, as reflected in our accumulated deficit of $1.2 billion as of September 30, 2024. We may not achieve profitability in the foreseeable future and may require additional capital resources to execute strategic initiatives to grow our business.
This assessment is a forward-looking statement and involves risks and uncertainties. Our additional future capital requirements will depend on many factors, including our revenue growth rate, new customer acquisition and subscription renewal activity, timing of billing activities, our ability to integrate the companies or technologies we acquire and realize strategic and financial benefits from our investments and acquisitions, other strategic transactions or investments we may enter into, the volume and timing of any stock repurchases under our stock repurchase program, the timing and extent of spending to support further sales and marketing and research and development efforts, general and administrative expenses to support our growth, including international expansion, and inflation. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing to fund these activities. If we are unable to raise additional capital when desired, or on acceptable terms, our business, results of operations, and financial condition could be materially adversely affected.
As of September 30, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$167,116	$51,272
Net cash used in investing activities	(108,947)	(58,539)
Net cash provided by financing activities	22,438	26,650

Operating Activities
Our largest source of cash from operating activities is collections from the sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting and software license expenses, and overhead.
Net cash provided by operating activities was $167.1 million during the nine months ended September 30, 2024 which resulted from a net loss of $43.7 million, adjusted for non-cash charges of $201.7 million and a net cash inflow of $9.0 million from changes in operating expenses and liabilities. The $9.0 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:
•a $34.3 million decrease in accounts receivable primarily due to timing of billings and cash receipts from customers; and
•a $11.0 million increase in accounts payable primarily due to timing of cash payments to our vendors.
These changes in our operating assets and liabilities were partially offset by the following:
•a $12.1 million increase in prepaid expenses and other assets primarily due to timing of cash payments to our vendors;
•a $8.5 million decrease in accrued expenses and other liabilities primarily due to the size and timing of bonus and commission accruals and payouts, accrued ESPP contributions, payroll, and cash payments to our vendors;
•a $6.3 million decrease in deferred revenue primarily due to timing of billings and seasonality;
•a $6.2 million decrease in operating lease liabilities related to lease payments; and
•a $3.2 million increase in deferred contract cost assets related to commissions as a result of additional customer contracts closed during the period.
Net cash provided by operating activities was $51.3 million during the nine months ended September 30, 2023, which resulted from a net loss of $160.2 million, adjusted for non-cash charges of $194.1 million and net cash inflows of $17.4 million from changes in operating assets and liabilities. The $17.4 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:
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
•a $8.2 million decrease in operating lease liabilities related to lease payments;
•a $5.1 million increase in deferred contract cost assets related to commissions as a result of additional customer contracts closed during the period;
•a $2.0 million decrease in accrued expenses and other liabilities primarily due to the size and timing of bonus and commission accruals and payouts, accrued ESPP contributions, payroll, and cash payments to our vendors; and
•a $1.9 million increase in prepaid expenses and other assets primarily due to the acceleration of acquisition-related expenses associated with cash retention payments, which had been paid in advance, upon the departure of certain employees from our previous acquisitions;

Investing Activities
Net cash used in investing activities of $108.9 million during the nine months ended September 30, 2024 consisted of cash outflows for purchases of marketable securities of $410.6 million, capitalized software development costs of $32.5 million, business combinations of $25.9 million, purchases of property and equipment of $7.5 million primarily related to computer equipment purchases and improvements to our leased offices, asset acquisitions of $3.8 million, and purchases of strategic investments of $1.9 million. Such outflows were partially offset by $371.7 million in maturities of marketable securities and $1.6 million of customer repayments for materials financing.
Net cash used in investing activities of $58.5 million during the nine months ended September 30, 2023 consisted of purchases of marketable securities of $309.3 million, capitalized software development costs of $25.2 million, originations for materials financing of $23.6 million, purchases of property and equipment of $8.1 million primarily related to improvements to our leased offices and computer equipment purchases, and asset acquisitions of $6.0 million partially offset by $287.6 million in maturities of marketable securities, $21.1 million of customer repayments for materials financing, and $5.5 million in sales of marketable securities.
Financing Activities
Net cash provided by financing activities of $22.4 million during the nine months ended September 30, 2024 consisted of $13.2 million in proceeds from employee purchases under the ESPP and $12.4 million in proceeds from stock option exercises, partially offset by $1.6 million in payments on our finance lease obligations, $1.5 million in payments for deferred business combination consideration, and $0.1 million in payments for deferred asset acquisition consideration.
Net cash provided by financing activities of $26.7 million during the nine months ended September 30, 2023 consisted of $13.0 million in proceeds from employee purchases under the ESPP and $15.1 million in proceeds from stock option exercises, partially offset by $1.5 million in payments on our finance lease obligations.
Stock Repurchase Program
On October 29, 2024, our board of directors (the “Board”) authorized a stock repurchase program to repurchase up to $300.0 million of our outstanding common stock. We intend to opportunistically repurchase shares of our common stock from time to time through the open market (including via pre-set trading plans), or other transactions in accordance with applicable securities laws, in each case, subject to market conditions, applicable legal requirements, and other relevant factors. The timing of stock repurchases and the actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities, and will be subject to the discretion of our management within its authorization. The stock repurchase program will be funded using our working capital. The stock repurchase program does not obligate us to acquire any particular number of shares of our common stock, or any shares at all. The stock repurchase program expires on October 29, 2025, and may be suspended or discontinued at any time at our discretion and without notice.

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
Our significant accounting policies are described in Note 2 of our condensed consolidated financial statements. Our critical accounting policies and more significant judgments and estimates used in the preparation of our financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K. There have been no significant changes to these policies for the nine months ended September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue is denominated in U.S. Dollars, with the remainder denominated in Australian Dollars, Canadian Dollars, Great British Pounds, Euros, Singapore Dollars, and UAE Dirham. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the U.S., Australia, Canada, England, Egypt, Singapore, France, Ireland, Czech Republic, Costa Rica, India, and the UAE. Our results of current and future operations and cash flows are, therefore, subject to the risk of fluctuations in foreign currency exchange rates. This exposure is the result of selling in multiple currencies and payment of personnel-related expenses and other operating expenses in countries where the functional currency is the local currency. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flow. These exposures may change over time as business practices evolve and economic conditions change. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $809.2 million as of September 30, 2024. Cash, cash equivalents, and marketable securities consist of money market funds, U.S. treasury securities, corporate notes and obligations, commercial paper, checking accounts, and savings accounts. The cash and cash equivalents are held for working capital and general corporate purposes. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of September 30, 2024, a hypothetical 100 basis points increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2024, the end of the period covered by this report.
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
(b)Changes in Internal Control Over Financial Reporting.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. There have not been any changes in internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties set forth below and described in Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes thereto, before making a decision to invest in our common stock. Except as set forth below, there have been no material changes described in Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K. The risks and uncertainties set forth below and described in Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of such risks occur, our business, financial condition, results of operations, and prospects could be materially adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.
We cannot guarantee that our stock repurchase program will enhance stockholder value, stock repurchases could affect the price of our common stock and diminish our cash reserves, and any failure to repurchase our common stock after we have announced our intention to do so may negatively affect the price of our common stock.
On October 29, 2024, the Board authorized a stock repurchase program to repurchase up to $300.0 million of our outstanding common stock. We intend to opportunistically repurchase shares of our common stock from time to time through the open market (including via pre-set trading plans), or other transactions in accordance with applicable securities laws, in each case, subject to market conditions, applicable legal requirements, and other relevant factors. The timing of stock repurchases and the actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities, and will be subject to the discretion of our management within its authorization. The stock repurchase program will be funded using our working capital. The stock repurchase program does not obligate us to acquire any particular number of shares of our common stock, or any shares at all. The stock repurchase program expires on October 29, 2025, and may be suspended or discontinued at any time at our discretion and without notice.
Although our stock repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our common stock may increase above the levels at which we deem it prudent to repurchase shares, and short-term stock price fluctuations could reduce our ability to properly manage the program and the overall effectiveness of the program. The stock repurchase program could also affect the price of our common stock and increase volatility. The existence of our stock repurchase program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Repurchasing our common stock reduces the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or investments, other business opportunities, and other general corporate projects. We cannot guarantee that the stock repurchase program will be fully or partially consummated. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation, investor confidence in us, or our stock price. For these and other reasons, we may fail to realize the anticipated value of the stock repurchase program or enhance long-term stockholder value as a result of the stock repurchase program.

.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Items 3 and 4 are not applicable and have been omitted.

Item 5. Other Information.
Stock Repurchase Program
On October 29, 2024, the Board authorized a stock repurchase program to repurchase up to $300.0 million of our outstanding common stock. We intend to opportunistically repurchase shares of our common stock from time to time through the open market, or other transactions in accordance with applicable securities laws, in each case, subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of our common stock under this authorization. The timing of stock repurchases and the actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities, and will be subject to the discretion of our management within its authorization. The stock repurchase program will be funded using our working capital. The stock repurchase program does not obligate us to acquire any particular number of shares of our common stock, or any shares at all. The stock repurchase program expires on October 29, 2025, and may be suspended or discontinued at any time at our discretion and without notice.
Insider Trading Arrangements
During the quarterly period ended September 30, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase of sale of our securities as set forth in the table below.

Type of Trading Arrangement

Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold***	Expiration Date
Benjamin C. Singer, Chief Legal Officer & Corporate Secretary	Adoption	August 15, 2024	x		76,928****	November 30, 2025

* Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
***Represents the maximum number of shares that may be sold pursuant to the Rule 10b5-1 trading arrangement. The number of shares actually sold may be lower and will depend on the satisfaction of certain conditions as set forth in the written plan.
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

Procore Technologies, Inc.

Date: October 31, 2024	By:	/s/ Craig F. Courtemanche, Jr.
Craig F. Courtemanche, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2024	By:	/s/ Howard Fu
Howard Fu
Chief Financial Officer and Treasurer (Principal Financial Officer)