Form 10-K
period 2024-12-31
PROCORE TECHNOLOGIES, INC.
filed 2025-02-26
CIK 1611052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2024, was $7,044.4 million.
The number of shares of Registrant’s Common Stock outstanding as of February 19, 2025 was 149,924,206.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2024 fiscal year ended December 31, 2024.

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
•our ability to develop new products, platform capabilities, services, and features, and whether our customers and prospective customers will adopt these new products, services, and features;
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
Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. These risks include, among others, the following:
•we have experienced rapid growth in prior periods, and such growth may not be indicative of our future performance. If we fail to properly manage future growth, our business, financial condition, results of operations, and prospects could be materially adversely affected;
•we have a history of losses and may not be able to achieve or sustain profitability in the future;
•our business has been, and may continue to be, significantly impacted by changes in the economy, in spending across the construction industry, and in the size and growth of our addressable market;
•the construction management software industry is evolving rapidly and may not develop in ways we expect. If we fail to respond adequately to changes in the industry, our business, financial condition, results of operations, and prospects could be materially adversely affected;
•our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to retain and expand our customer base, attract investors, and recruit and retain qualified personnel may be impaired, and our business may be harmed;
•our ability to increase our customer base, expand existing customers' use of our platform, and achieve broader market acceptance of our products, services, and platform will significantly depend on our ability to develop and expand our sales and marketing capabilities, including through the evolution of our GTM operating model, and any failure to do so could materially adversely affect our business, financial condition, results of operations, and prospects;
•we have experienced, and may continue to experience, disruptions and adverse impacts to our financial and operating results as we continue to invest in and implement our evolved GTM operating model, and any failure to manage such disruptions and adverse impacts could materially adversely affect our business, financial condition, results of operations, and prospects;
•because we recognize revenue from subscriptions to access our products over the term of the subscription, downturns or upturns in new business will not be immediately reflected in our results of operations;
•we are continuing to expand our operations outside the U.S., where we may be subject to increased business, regulatory, and economic risks (including fluctuations in currency exchange rates) that could materially adversely affect our business, financial condition, results of operations, and prospects;
•we operate in a competitive market, and we must continue to compete effectively;
•interruptions or performance issues associated with or otherwise impacting our products, services, and platform, including the interoperability of our platform across devices, operating systems, and third-party applications, could materially adversely affect our business, financial condition, results of operations, and prospects;
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
•we and the third parties with which we work are subject to stringent, changing, and potentially inconsistent laws, regulations, rules, policies, and obligations related to data privacy and security, both domestically and internationally, and our actual or perceived failure to comply with such obligations, or the failure or perceived failure of third parties with which we work to comply with such obligations, could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences, any of which could materially adversely affect our business, financial condition, results of operations, and prospects;
•if our information technology (“IT”) systems or data, or those of third parties with which we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences, any of which could materially adversely affect our business, financial condition, results of operations, and prospects;
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
•our business could be disrupted by macroeconomic factors, geopolitical events, or catastrophic occurrences; and
•we cannot guarantee that our stock repurchase program will enhance stockholder value, and any stock repurchases we make could increase the volatility of our common stock and diminish the cash reserves we have available to fund working capital and other projects, and any failure to repurchase our common stock after we have announced our intention to do so may negatively affect the price of our common stock.

PART I
Item 1. Business.
Overview
Our mission is to connect everyone in construction on a global platform.
We are the leading global provider of cloud-based construction management software, and are helping transform one of the oldest, largest, and least digitized industries in the world. We focus exclusively on connecting and empowering the construction industry’s key stakeholders, such as owners, general contractors, and specialty contractors, to collaborate and access our capabilities from any location on any internet-connected device. Our platform is modernizing and digitizing construction management by enabling timely access to critical project information, simplifying complex workflows, and facilitating seamless communication among relevant stakeholders, all of which we believe positions us to serve as the system of record for the construction industry. We are also continuing to develop other programs and services to address related challenges faced by the construction industry’s key stakeholders. Adoption of our products, services, and platform helps our customers increase productivity and efficiency, reduce rework and costly delays, improve safety and compliance, and enhance financial transparency and accountability.
In short, we build the software for the people that build the world.
We have established our leading market position by focusing on serving the unique needs of the construction industry. We work directly with stakeholders to develop the products and services they need and to provide high-quality support, available to all users at no additional charge. Our four integrated product categories—Preconstruction, Project Execution, Resource Management, and Financial Management—automate workflows, provide timely visibility, offer advanced analytics, and support collaboration across key stages of the construction project lifecycle. Each of our products can be accessed from the office or the jobsite on computers, smartphones, and tablets, enabling users to work wherever the job requires. Platform capabilities like our open application programming interfaces and our application marketplace (“App Marketplace”) allow customers to integrate our products with their internal systems. We offer over 500 integrations, including accounting, document management, and scheduling software, which provide our users with choice and flexibility, and demonstrably increase the stickiness of our platform as we aim to become the construction industry’s system of record. Our customers range from small businesses managing a few million dollars of annual construction volume to global enterprises managing billions of dollars of annual construction volume. Our core customers are owners, general contractors, and specialty contractors operating across the residential and non-residential segments of the construction industry. Our customers rely on our platform to help run their businesses more efficiently and safely, with enhanced collaboration and accountability among key stakeholders. We generate substantially all of our revenue from subscriptions to access our products. We primarily sell our products on a subscription basis for a fixed fee with pricing generally based on the number and mix of products a customer subscribes to and the fixed aggregate dollar volume of construction work contracted to run on our platform annually, which we refer to as annual construction volume. To help our customers address the variable nature of their construction volume, we offer (a) annual subscription contracts with construction volume over a one-year period; (b) multi-year subscription contracts with construction volume measured over successive one-year periods; and (c) pooled volume contracts with fixed flat annual fees based on construction volume measured over multiple years (typically, two- or three-year periods). As our customers subscribe to additional products or increase the annual construction volume contracted to run on our platform, we generate more revenue. We do not provide refunds for unused construction volume, or charge customers based on consumption or on a per-project basis.
Our business model is designed to encourage rapid, widespread adoption of our products by allowing for unlimited users, meaning we do not charge a per-seat or per-user fee. Customers can invite all project participants, including owners, general contractors, specialty contractors, architects, and engineers, to engage with our platform as part of a project team without incurring additional fees. Customers typically invite participants to join our platform, including their employees and collaborators, who are other project participants that engage with our platform but do not pay us for such use. Collaborators have access to relevant project information and product features for the duration of their involvement in a project and are incentivized to become customers, as collaborators do not control what information they get access to, may not be able to access project information after a job is complete, and cannot run their complete portfolio of projects on our platform. Once collaborators have used our platform, they may potentially become customers and evangelize Procore on future projects. Although we do not charge a per-seat or per-user fee, multiple participants can be customers on the same project, which allows each of them to retain access to project information for the duration of their subscription and allows us to receive revenue from multiple customers on the same project.
We believe that the market for our platform is large, and we are highly focused on our long-term growth. Our ability to generate revenue, continue to grow our business, and serve the broader needs of the construction industry depends on our ability to efficiently acquire new customers, retain existing customers and expand their use of our products, services, and platform, and maintain or increase the pricing of, and value provided by, our products and services. We drive new customer acquisitions by investing across our sales and marketing engine to engage prospective customers, increase brand awareness, and drive adoption of our products, services, and platform. We drive retention of existing customers and expansion of their use of our products, services, and platform by focusing on our customers’ success.
Despite macroeconomic challenges, we have seen an increase in the number of customers that contributed more than $100,000 of annual recurring revenue (“ARR”), which was 2,333, 2,008, and 1,576 as of December 31, 2024, 2023, and 2022, respectively, reflecting year-over-year growth rates of 16% in 2024 and 27% in 2023. Customers that contributed more than $100,000 of ARR represented 63%, 60%, and 57% of total ARR in each of the annual periods ending December 31, 2024, 2023, and 2022, respectively. The number of customers that contributed more than $1,000,000 of ARR was 86, 62, and 47 as of December 31, 2024, 2023, and 2022, respectively, reflecting year-over-year growth rates of 39% in 2024 and 32% in 2023. Customers that contributed more than $1,000,000 of ARR represented 17%, 14%, and 12% of total ARR in each of the annual periods ending December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, 2023, and 2022, the number of customers on our platform was 17,088, 16,367, and 14,488, respectively, reflecting year-over-year growth rates of 4% in 2024 and 13% in 2023. Our total customer count is heavily influenced by the number of small- and medium-sized business (“SMB”) customers we add in a given period. Furthermore, SMB customers represent a small portion of our total ARR, whereas Enterprise and Mid Market customers represent the vast majority of our total ARR. As a result, we believe the better metric to assess our business performance is the growth in the number of customers that contributed more than $100,000 of ARR. All aforementioned customer counts exclude customers acquired from business combinations that do not have standard Procore annual contracts. For a description of how we calculate ARR, see the sub-heading titled “Acquiring New Customers and Retaining and Expanding Existing Customers’ Use of Our Platform,” under the heading “Certain Factors Affecting Our Performance” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our success in building our customer base, expanding usage and value for existing customers, and helping digitize the industry has allowed us to achieve significant growth. We generated revenue of $1,151.7 million in 2024, $950.0 million in 2023, and $720.2 million in 2022, representing year-over-year growth of 21% in 2024 and 32% in 2023. We had net losses of $106.0 million in 2024, $189.7 million in 2023, and $286.9 million in 2022.
Our Industry
We serve the construction industry ecosystem, which is highly fragmented and specialized.
The construction process relies on coordination among highly fragmented and specialized groups. Key stakeholders engage in financing, budgeting, designing, building, and maintaining commercial, residential, industrial, and infrastructure projects while navigating varying responsibilities, risk profiles, and motives. Completing a project safely, on time, and within budget requires effective collaboration between stakeholders across workstreams, sharing information in a timely and effective manner, and navigating increasing contractual and regulatory complexity.
Our customers include key stakeholders in the construction ecosystem, such as:
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
The construction industry has four defining characteristics:
•Construction is a custom business. Construction projects are typically custom, and each project has a distinctive combination of dynamic variables, including unique project teams, design, materials, financing, terrain, regulations, and schedules.
•The workforce is mobile and decentralized. Construction happens on the jobsite, not at the office, which increases the importance of mobile access to project data. Construction workers often operate with out-of-date or incomplete project information and struggle to collaborate effectively with other stakeholders, leading to mistakes that may translate to costly rework and extended project timelines. Given mistakes not only impact the progress of the project but also expose workers to safety risks, the need for mobile collaboration solutions and timely access to instructions, designs, documentation, and reporting is becoming increasingly critical for managing and optimizing a dispersed workforce.
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
•Change is constant. Construction project designs, schedules, and budgets are modified frequently. Construction teams typically run into unforeseen issues requiring a workaround, or the owner may decide to make a modification to the project. As a result, the design that teams set out to build rarely matches the finished product. A modification can trigger costly changes to a project’s schedule and require timely communication to teams on the ground to minimize or avoid mistakes.
Our Platform
Our platform is built to be modern, intuitive, and open, with a modular and extensible architecture that not only includes the breadth and depth of functionality of our own products, but also integrates with third-party applications and our customers’ own customized applications. We offer a broad set of product solutions that we primarily monetize through subscriptions. We also support and enhance our customers’ use of these product solutions with a comprehensive set of platform capabilities.
Product Solutions
Our platform includes four integrated product solutions that allow data and workflows to transparently cross the phases of a construction project. Our customers typically purchase subscriptions to access our products on a product-by-product basis. The products that a customer chooses to purchase within each integrated product solution depend on the customer’s specific requirements and the distinct buyer personas that will utilize the products. We also provide different functionality to customers for each product, depending on a customer’s unique needs. Our platform approach allows us to drive additional spend from our customers by cross-selling additional product solutions, services, and platform capabilities that address their needs.
•Preconstruction. Our Preconstruction products, including Estimating, Bid Management, 2D/3D Takeoff, Design Coordination, and Prequalification, facilitate collaboration between internal and external stakeholders during the takeoff, planning, budgeting, estimating, bidding, design, and partner selection phases of a construction project. Our products are designed to help reduce financial and operational risk across key stakeholders before construction begins.

•Project Execution. Our Project Execution products, including Project Management, Quality, Safety, Field Scheduling, and Closeout, connect construction project teams by helping to ensure project information is aggregated in an up-to-date cloud-based platform, available to all project participants, and accurate so that work on the jobsite is completed correctly and safely. These products enable collaboration, information transmission and storage, and safety regulation compliance for teams on the jobsite and in the back office. Users have the ability to log critical information, track project progress, and escalate issues for approvals from the correct team members. They can also identify, understand, and proactively resolve the causes of issues and risky behaviors before they result in an injury or accident.
•Resource Management. Our Resource Management products, including Field Productivity, Workforce Planning, Equipment Management, and Materials Management, help customers schedule, track, and forecast workforce and equipment productivity, improve time management, communicate more efficiently with their workforces, optimize procurement and movement of materials, and better manage profitability on construction projects. By using these products, customers can create detailed productivity records that can be referenced during the bidding process.
•Financial Management. Our Financial Management products, including Project Financials, Accounting Integrations, and Procore Pay, provide customers with visibility into the financial health of their individual construction projects and portfolios, facilitate untethered access to financial data, and support payments between key stakeholders. These products improve cost management, invoice collection, review, and approval, and budget forecasting and tracking. Our platform also supports integrations with a majority of the industry’s preferred accounting systems to minimize data entry errors. Our Procore Pay solution handles all aspects of the payment process between general contractors and subcontractors via a single system that promotes visibility and transparency for tracking payment requirements and automates the exchange of lien waivers.
Platform Capabilities
Our platform features a number of capabilities that underlie our product solutions and enable us to launch new products and services and increase the breadth and depth of our existing products and services. Our broad range of platform capabilities support the diverse needs of the different personas that use our products and platform. In order to create a centralized hub for construction project information, we have developed an extensible platform that connects our customers’ business applications, people, devices, and data. Our platform capabilities include:
•Artificial Intelligence (“AI”). We are developing capabilities that will allow customers to leverage AI in our platform to help increase productivity, reduce risks, and deliver projects on time and within budget. Our AI platform capabilities include Copilot, an AI-powered assistant that acts as a central hub and conversational interface enabling users to interact with and retrieve project-specific information and status, and Insights, which analyzes industry, company, and project data within our platform in order to provide timely and contextual advice to users by identifying trends and predicting potential project risks.
•Analytics. Our platform gives customers the ability to generate deep insights from aggregated data across all projects, various products, and integrated accounting software. Customers can track trends and conduct analysis using pre-built reports, all of which are customizable to suit individual customer needs.
•Building Information Modeling (“BIM”). Our platform enables all users in the field to view and collaborate on 3D models, which allows project teams to more efficiently plan and construct their projects. Field workers can access project models quickly, with an easy-to-use navigation interface that ties 3D models to drawings. Users can bridge the gap between 3D modeling and 2D documentation and enhance accuracy by generating 2D drawings or views directly from 3D models. These capabilities improve decision-making and reduce rework by ensuring that work is coordinated and installed correctly the first time.
•Collaborations. Our platform allows users to connect projects across accounts and share project information with other team members. Our Collaborations platform capabilities include Connectability,

which helps customers streamline construction projects, enhance productivity, and reduce errors by syncing the latest drawings across projects and teams and storing project information in one place.
•Document Management. Our platform allows customers to safely store, access, and share project documents. Users can quickly upload revisions to drawings and specifications to help ensure that project team members have up-to-date project information whether they’re working in the field or in the office.
•Ecosystem. Our Ecosystem platform capabilities enable our App Marketplace, which helps customers enhance their use of our products with third-party integrations, connecting critical business workflows and processes, and allowing customers to maintain a single system of record while leveraging software solutions that provide an array of functionality. Our App Marketplace houses over 500 integrations, including to other construction software technology companies.
•Enterprise Flexibility. Our platform offers configurable fields and forms, improving the degree of precision with which customers can track data and secure documentation. It also allows customers to create designated workflows to match the approval sequence and processes that are appropriate for their businesses. In addition, our platform provides comprehensive user permission functionality. Permissions define who has access to certain project and company-level information. By default, we provide customers with several role-based permission templates, and these permissions are configurable down to the tool access level by user.
•Maps. Our platform allows customers to visualize construction data by storing and viewing photos of their active projects on an interactive map. Users can filter the items on a map with the help of GPS data.
•Zones. Our platform provides regional locations for our global cloud infrastructure that allow customers to store and manage their data locally, closer to their business while driving availability, observability, and reliability.
Our Core Customer Stakeholders and the Benefits Provided by Our Platform
We serve customers ranging from small businesses managing a few million dollars of annual construction volume to global enterprises managing billions of dollars of annual construction volume. Our core customers are owners, general contractors, and specialty contractors operating across the residential and non-residential segments of the construction industry. For additional information on these core customers, see “Our Industry” above.
We believe that our ability to deliver products and platform capabilities that address our customers’ specific needs, including by enabling streamlined communication and timely access to data, is essential to driving increased productivity and efficiency, reducing rework and costly delays, improving safety and compliance, and enhancing financial transparency and accountability.
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
General contractors
General contractors often manage their businesses with small profit margins, with little room for error. Inadequate information flows, such as not providing specialty contractors with the latest set of plans, can result in costly project delays, overages, and unfulfilled expectations. General contractors are also compelled to perform duplicate data entry in disparate systems and are accustomed to dealing with invoicing errors, information silos, and disconnected point solutions. We have developed a cloud-based platform to allow general contractors to manage their projects from a smart device in their hand, with the goal of facilitating exceptional teamwork, reducing costly rework, mitigating risk, and improving profit margins.
Specialty contractors
For specialty contractors to be successful, it is imperative that they are able to effectively track and manage their crews, materials, equipment, and cash flow. However, specialty contractors often utilize disparate point software solutions or antiquated documentation systems, such as pen and paper or physical whiteboards, which means they lack a consistent way to track labor production rates, monitor safety compliance and quality of work, ensure they are working off the latest set of plans and schedules, or document work completed as part of the invoicing process. Specialty contractors frequently experience delays and disruptions in work progress as a result of not having timely access to the most up-to-date information, such as when other stakeholders make changes to project plans or schedules and do not effectively communicate those changes to specialty contractors. Our platform features intuitive, easy-to-use tools that allow specialty contractors to leverage accurate, timely information, reduce unnecessary data entry, visualize productivity trends, document completed work, and get paid the correct amounts faster.
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
As we grow, we believe that the value of our business will increase across three key dimensions:
•Network. Our business model is designed to encourage rapid, widespread adoption by allowing for unlimited users, meaning that we do not charge a per-seat or per-user fee. Customers can invite all project participants to engage with our platform as part of a project team, including customers’ employees and collaborators, who are other project participants who engage with our platform but do not pay us for such use. Thereafter, collaborators have an incentive to become customers so that they can manage their complete portfolio of projects on our platform, use our products to improve their business processes, and maintain ownership of project data. For example, Connectability for Drawings enables customers to share drawings across all of their associated accounts, allowing for drawings for a downstream project to sync to an upstream project.
•Products. We believe our expertise in construction and close relationship with our customers and collaborators enable us to deliver easy-to-use and feature-rich products, specifically tailored to solve the problems of the industry’s key stakeholders and help them manage their businesses more effectively. Our products are offered à la carte and are integrated into our cloud-based platform. Our customer support team provides live support to all users at no additional cost, as well as numerous online resources. We also provide optional professional services at an extra cost to support customers who are implementing new product solutions or who need ongoing guidance with their product subscriptions.
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

Our Growth Strategy
We intend to leverage our existing products and industry presence to establish our products, services, and platform as the industry standard in construction, both domestically and internationally. The key elements of our strategy to accomplish these objectives are as follows:
•Maintain and advance our technology leadership. We believe that the investments we have made in research and development to build our technology have been core differentiators of our products and platform. We plan to continue to invest in technology innovation, product development, and platform capabilities.
•Acquire new customers. We believe the market for construction technology and collaboration tools is in its early phases of adoption. We plan to continue to expand our sales and marketing efforts to drive awareness of our products, services, and platform, and grow our customer base, focusing on owners, general contractors, and specialty contractors. The portion of our current user base made up of collaborators invited to participate in our customers’ projects represents a significant opportunity to increase our revenue. These users are incentivized to become customers in order to gain visibility and control across their projects with actionable insights from a single system. In the future, we have the potential to monetize additional adjacent stakeholders, including a broad set of industry participants who are potential customers of our existing products and services and those whom we plan to address with targeted new products and services over time. Such new products and services may allow us to attract new customers as well as expand existing customer relationships.
•Increase and diversify spend within our existing customer base. We plan to drive additional spend from existing customers by upselling construction volume, cross-selling additional existing products and services, and offering new products and services that address additional customer needs.
•Expand internationally. We believe there is a global need for construction management software and that the global market is currently underpenetrated, representing a significant opportunity. We plan to hire sales and customer experience teams and expand our presence in certain countries where we already operate, as well as pursue a presence in new geographies.
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
•Pursue targeted acquisitions. Our acquisition strategy primarily focuses on accelerating our product roadmap through tuck-in acquisitions of smaller companies, some of which are from our App Marketplace and already integrated with the Procore platform. We have made, and may in the future make, select acquisitions to add innovative features and functionality to our platform, accelerate our end-to-end cloud-based platform strategy, and bring talent to our team. Our App Marketplace provides us with visibility into our customers’ interactions with many third-party integrations and provides a pipeline for potential future acquisitions. For example, we acquired Intelliwave Technologies Inc. (“Intelliwave”), a construction materials management company, in 2024, and Unearth Technologies, Inc. (“Unearth”), a geographic information systems asset management platform, in 2023, both of which were existing App Marketplace partners. Our existing integrations with App Marketplace partners like these streamline the integration of their solutions into our platform post-acquisition and allow us to quickly deliver a seamless customer experience across our platform.
Sales and Marketing
We primarily sell subscriptions to access our products through our direct sales team, which is specialized by geography, followed by size and type of stakeholder, and is serviced regionally by offices in the U.S., Canada, Australia, England, the United Arab Emirates (“UAE”), and Ireland. As a result of our international efforts, we support multiple languages and currencies.
In July 2024 we began to evolve our GTM operating model by, among other things, transitioning to a general manager model, with general managers for our North America, Europe, Asia-Pacific, and Middle East

regions and our public sector business, each of whom is empowered to assess and deploy the appropriate strategies and tactics for customers within their respective regions. We are also adding new product and technical specialists to our GTM teams, who we believe can add value for our customers by matching the evolving needs of our customers’ diverse buyer personas with our products and services, and helping our customers understand and implement the full potential of our platform. We believe that these investments will allow us to build stronger and deeper customer relationships and improve our operating efficiency over time which, in turn, will result in better customer experiences and provide additional value to our customers, some of whom continue to face macroeconomic and other pressures that have negatively impacted their spending decisions. Our construction volume-based pricing model and number of product offerings create multiple opportunities for expansion.
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
Our Competition
The market for construction management software is competitive and rapidly evolving. We believe the market is in its early phases of maturity and technology adoption as many companies in the construction industry still rely on a combination of rudimentary workflows, including manual paper-based methods, email, fax, and spreadsheet-based processes. Where incumbent technology has been adopted, it has generally had a limited impact because of a lack of modern, cloud-based tools, limited breadth and depth of functionality, or a lack of integrations between point solutions.
We believe our competitors primarily exist across the following four categories:
•aggregated construction management tools, including products offered by various software companies that serve multiple industries and buyers. Some of these companies’ products integrate with our platform and are available in our App Marketplace.
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

Our Employees and Human Capital Resources
People are our most vital asset in building and growing our business. We are also proud to have been able to maintain our culture as our business has grown, which is based on three core values: openness, ownership, and optimism. We believe that these three core values are foundational to building a high-performing, engaged organization where our employees feel empowered to deliver exceptional results while growing their careers. We believe that having a strong culture is integral to our ability to attract and retain exceptionally talented and motivated employees.
We invest in our employees and provide a broad range of benefits and well-being and development offerings to help them grow and thrive. Our compensation and benefits offerings are competitively designed to attract, reward, and retain talented individuals to drive our business forward. We evaluate these offerings on a regular basis, adjusting as needed.
As of December 31, 2024, we had 4,203 full-time employees, with 3,221 based in the U.S. and 982 based in our international locations.
Our Intellectual Property
We rely on trademarks, patents, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements, and employee invention assignment agreements to establish and protect our proprietary rights. As of December 31, 2024, we had 80 issued patents in the U.S. and 93 pending patent applications in the U.S. Additionally, we had 3 issued patents in foreign countries, 28 pending patent applications in foreign countries, as well as 6 pending international patent applications that preserve our right to file additional foreign patent applications in the future, as of such date. Our issued patents in the U.S. will expire between 2034 and 2043. We continually review our development efforts to assess the existence and patentability of new intellectual property.
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
Government Regulations
We are, and may become, subject to a number of U.S. federal and state, as well as numerous foreign, laws and regulations that involve matters important to our business, including in connection with our pursuit of Federal Risk and Authorization Management Program (“FedRAMP”) authorization. Compliance with these laws and regulations has not had, and is currently not expected to have, a material effect on our capital expenditures, results of operations, and competitive position as compared to prior periods. Nevertheless, because global laws and regulations have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such applicable law or regulation, and any noncompliance could have a material impact on our business in subsequent periods. For a discussion of risks related to these various areas of government regulation, see “Risk Factors—Our business is subject to a wide range of laws and regulations, many of which are evolving, and our failure to comply with such laws and regulations could materially adversely affect our business, financial condition, results of operations, and prospects” and “Risk Factors—Increased government scrutiny of the technology industry generally, or our operations specifically, could negatively affect our business."

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

Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of such future risks or any of the following risks occur, our business, financial condition, results of operations, and prospects could be materially adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Industry
We have experienced rapid growth in prior periods, and such growth may not be indicative of our future performance. If we fail to properly manage future growth, our business, financial condition, results of operations, and prospects could be materially adversely affected.
We have experienced rapid growth in prior periods. Our revenue was $1,151.7 million in 2024, $950.0 million in 2023, and $720.2 million in 2022. Our results of operations may fluctuate significantly, which could make our future results difficult to predict and could cause our results of operations to fall below expectations. You should not rely on the revenue growth of any prior period as an indication of our future performance. While our revenue has continued to increase, our revenue growth rate has declined and may continue to decline in the future as a result of a variety of factors, including our ability to effectively manage our growth and investments (including through the evolution of our GTM operating model), macroeconomic conditions, and the maturation of our business. Our overall revenue growth and results of operations depend on a number of factors, including many that are out of our control. These factors include our ability to do the following: attract new customers and retain and expand sales of subscriptions to our existing customers; increase sales to owners and specialty contractors, as well as monetize new stakeholders; develop new products and services, further improve our existing products, services, and platform, and expand our App Marketplace with additional integrations; provide our customers and collaborators with support that meets their needs; invest financial and operational resources to support future growth in our customer, collaborator, and third-party relationships; expand our operations domestically and internationally; and retain and motivate existing personnel, and attract, integrate, and retain new personnel, particularly with respect to our sales and marketing and engineering and product development teams.
Our future growth also depends on changes in our customers’ IT budgets, the timing and success of new products and services introduced by us or our competitors, the pace of development of the construction management software industry, regulatory and macroeconomic conditions, and economic conditions and business practices within the construction industry, including construction spending in the public and private sectors. The overall sentiment in the construction industry continues to be uncertain, which presents challenges to our future growth. We expect this sentiment to continue at least for the short term as a result of macroeconomic factors.
If we are not able to maintain revenue growth or accurately forecast future growth, our business, financial condition, results of operations, and prospects could be materially adversely affected.
We have a history of losses and may not be able to achieve or sustain profitability in the future.
We have a history of losses, and we may not achieve or maintain profitability in the future. We incurred net losses of $106.0 million in 2024, $189.7 million in 2023, and $286.9 million in 2022. As of December 31, 2024, we had an accumulated deficit of $1.2 billion. We are not certain whether or when we will be able to achieve or sustain profitability in the future. We also expect our expenses to increase in future periods as we continue to invest in growth, which could negatively affect our future results of operations if our revenue does not correspondingly increase. In particular, we intend to continue to expend substantial financial and other resources on the following: expanding our sales and marketing and customer success teams, including as part of evolving our GTM operating model, to drive new subscriptions, increase the use of our products, services, and platform by existing customers, and support our international growth; developing our technology infrastructure, including systems architecture, scalability, availability, performance, and data security and privacy; investing in our engineering and product development teams and developing new products, services, and platform functionality; and pursuing strategic acquisition and investment opportunities.

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
Our business has been, and may continue to be, significantly impacted by changes in the economy, in spending across the construction industry, and in the size and growth of our addressable market.
Our business has been, and may continue to be, affected by changes in the economy, especially those affecting the construction industry. The overall sentiment in the construction industry continues to be uncertain, which presents challenges to our future growth. We expect this sentiment to continue at least for the short term as a result of macroeconomic factors. If the construction industry experiences a decrease in overall construction volume, the amount our customers pay for our products could be reduced as we generally price our products based on a customer’s annual construction volume, which is the fixed aggregate dollar volume of construction work contracted to run on our platform annually. In times of unfavorable economic conditions, our revenue may decrease because customers may choose to purchase less construction software. Rising inflation may increase our vendor, employee, and facility costs, and further decrease demand for our products. Unfavorable or deteriorating market conditions, reductions in the rate of construction growth, reductions in government spending and funding of infrastructure or other construction projects, reduced demand for public projects, and any resulting effects on spending by our customers or prospective customers could also have an adverse impact on our business.
The construction industry is also cyclical and has experienced periods of economic expansion and contraction. Periods of economic contraction for the construction industry have been, and may continue to be, caused by a wide range of factors, including tightening of economic policies, financial and credit market fluctuations, tariffs on imported goods, weakening exchange rates, elevated inflation, interest rate increases and fluctuations, supply chain disruptions, labor shortages, commodity prices, and policies that reduce government spending. We cannot accurately predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry, or how any such event may impact our business or the business of our customers. To the extent we do not effectively address these risks and challenges, our business, financial condition, results of operations, and prospects could be materially adversely affected.
Further, our addressable market size estimates and market growth forecasts for the construction industry are based on assumptions, estimates, and third-party data that may be inaccurate. The size of our total addressable market depends on a number of factors, including the economic factors mentioned above, digitization of the construction industry globally, customer demand among existing and new customers, construction volume, and overall IT spending, among many others. Even if our estimates and forecasts relating to the size and expected growth of our total addressable market are accurate, we may not be able to capture enough of that growth and our business may not grow in those markets at the rates we anticipate, if at all, which could materially adversely affect our business, financial condition, results of operations, and prospects.
The construction management software industry is evolving rapidly and may not develop in ways we expect. If we fail to respond adequately to changes in the industry, our business, financial condition, results of operations, and prospects could be materially adversely affected.
The construction management software industry is evolving rapidly. Widespread acceptance and use of construction management technology in general, and of our platform in particular, is critical to our future growth. While we believe that our construction management software addresses a significant market opportunity, demand for our products, services, and platform may develop more slowly than we expect. If that happens, our business, financial condition, results of operations, and prospects could be materially adversely affected.
Demand for construction management software in general, and for our products, services, and platform in particular, is affected by a number of factors, some of which are beyond our control. Some of these factors include: general awareness of construction management software; availability, functionality, and pricing and packaging of products and services that compete with ours; ease of adoption and use; the reliability, performance, or perceived performance of our products and platform, including interruptions to the use of our products and platform; and the development and awareness of our brand. Even though we use internal data to assess the likelihood of success of introducing new products and services or changes to existing products and services, we may incorrectly calculate such risks or assume undue risks with respect to such products. Competitors may also develop and introduce new products or entirely new technologies to replace our existing products, including through the use of AI, which could make our platform obsolete or otherwise adversely affect our business. If our investments in engineering and product development do not accurately anticipate user demand or if we fail to develop our products, features, or capabilities in a manner that satisfies customer needs in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our products, which could materially adversely affect our business, financial condition, results of operations, and prospects.
Furthermore, our ability to grow our customer base and retain and increase revenue from customers depends on our ability to enhance and improve our products, services, and platform in response to changes in the construction management software industry and customer demand. In response to such shifts, we may introduce changes to our existing products and services or introduce new products and services, which may require significant expenditures in research and development and customer support, which may harm our results of operations. While we have designed our existing products for easy adoption, our customers depend on our customer success teams to provide implementation, training, and support services, especially when it comes to new products and features. If we do not provide effective ongoing support, our ability to sell additional products to existing and prospective customers could be adversely affected. As part of the evolution of our GTM operating model, we are introducing new technical roles to help our customers realize the full value of our platform and thereby create deeper relationships with our customers. If these investments do not result in increased revenue from both new and existing customers, our business, financial condition, results of operations, and prospects could be materially adversely affected.
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
Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to retain and expand our customer base, attract investors, and recruit and retain qualified personnel may be impaired, and our business may be harmed.
We believe that our brand identity and brand awareness are critical to our sales and marketing efforts. We also believe that maintaining and enhancing our brand is critical to retaining and expanding our customer base, attracting investors, and recruiting and retaining qualified personnel, and, in particular, conveying to customers and collaborators that our platform offers capabilities that address the needs of the construction ecosystem throughout the project lifecycle. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. If we experience difficulties with software development, customer service or professional services that negatively impact new or existing products, we may experience negative publicity or lose market acceptance.
In July 2024, we began to evolve our GTM operating model by, among other things, transitioning to a general manager model. As a part of this process, we are hiring new product and technical specialists into our GTM teams. While we believe this transition will result in a more effective GTM organization, we have seen and may continue to see some disruptions and adverse impacts to our financial and operating results in the near-term as we invest in and implement the evolved GTM operating model. If we fail to successfully implement the evolved GTM operating model, our ability to serve our customers and effectively address their concerns will be adversely impacted, which may result in unfavorable publicity or a negative perception of our products, services, or platform. Any unfavorable publicity or negative perception of our products, services, or platform or the providers of construction management software generally, could adversely affect our reputation and our ability to attract and retain customers. If we fail to promote and maintain our brand, or if we incur increased expenses in this effort, our business, financial condition, results of operations, and prospects could be materially adversely affected.

Companies are also facing increasing scrutiny related to their environmental, social, and governance (“ESG”) practices and reporting as new laws and regulations relating to ESG matters are under consideration or being adopted, and as new norms emerge with regard to ESG reporting and initiatives. Regardless of whether such claims are accurate, negative claims or publicity involving us in relation to ESG topics could damage our reputation, brand image, and ultimately impact our business, financial condition, results of operations, and prospects.
Our ability to increase our customer base, expand existing customers' use of our platform, and achieve broader market acceptance of our products, services, and platform will significantly depend on our ability to develop and expand our sales and marketing capabilities, including through the evolution of our GTM operating model. Any failure to do so could materially adversely affect our business, financial condition, results of operations, and prospects.
Continuing and increasing sales of our products and services depends to a significant extent on our ability to expand our sales and marketing capabilities, including through the evolution of our GTM operating model. It is difficult to predict customer demand, customer retention, and expansion rates, the size and growth rate of the market, the entry of competitive products and services, or the success of existing competitive products and services. Our sales efforts involve educating prospective customers about the uses and benefits of our products, services, and platform. We spend substantial time and resources on our sales efforts without any assurance that our efforts will result in a sale. We expect that we will continue to need intensive sales efforts to educate prospective customers about the uses and benefits of our construction management software and services, and we may have difficulty convincing prospective customers of the value of adopting our products and services. We plan to continue expanding our sales force, both domestically and internationally. Identifying, recruiting, and training qualified sales representatives is time-consuming and resource-intensive, and they may not be fully trained and productive for a significant amount of time following their hiring, if ever. In addition, the cost to acquire customers is high due to these considerable sales and marketing efforts. Our business will be harmed if our efforts do not generate a corresponding increase in revenue. Even if we are successful in convincing prospective customers of the value of our products and services, they may decide not to purchase our products and services for a variety of reasons, some of which are out of our control. The failure of our efforts to secure sales after investing resources in a lengthy sales process could materially adversely affect our business, financial condition, results of operations, and prospects.
We have experienced, and may continue to experience, disruptions and adverse impacts to our financial and operating results as we continue to invest in and implement our evolved GTM operating model, and any failure to manage such disruptions and adverse impacts could materially adversely affect our business, financial condition, results of operations, and prospects.
We have experienced, and may continue to experience, headwinds with respect to our sales productivity. These headwinds have resulted in a decline in revenue growth and current remaining performance obligations (“cRPO”) growth. In July 2024, we began to evolve our GTM operating model, by, among other things, transitioning to a general manager model, in order to deepen customer relationships and improve our operating efficiency by building nimble customer-focused teams under empowered general managers. We have experienced, and may continue to experience, disruptions and adverse impacts to our financial and operating results in the near-term as we continue to invest in and implement our evolved GTM operating model. It is difficult to predict whether these changes will achieve their desired effects, and there is no guarantee we will achieve the growth or operational improvements and efficiencies that we are anticipating as a result of our GTM operating model evolution. Further, even if we do achieve such growth or efficiencies, there is no guarantee that we will be able to continue to increase productivity under the evolved GTM operating model once it is in place. Implementing any operating model change presents additional potential risks including, among others, customer and partner confusion as their account teams are updated, diversion of management’s attention from core ongoing business activities, and failure to onboard and ramp new hires efficiently or at all. If we are unable to manage the resulting short-term adverse impacts to our business, fail to successfully implement, or realize the full benefits of, our evolved GTM operating model over the long term, or otherwise fail to acquire new customers, retain existing customers, or expand existing customers’ use of our products, services, and platform, our business, financial condition, results of operations, and prospects could be materially adversely affected.

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
Our ability to recognize revenue may also be affected by the length and unpredictability of the sales cycle for our products, especially with respect to larger enterprises, owners, and governmental entities. Such customers typically undertake a significant evaluation and negotiation process due to their leverage, size, organizational structure, and regulatory and approval requirements, all of which can lengthen our sales cycle. Further, certain macroeconomic conditions or uncertainty related to the macroeconomic environment may cause such customers to take corresponding actions to manage costs, which can increase the length of sales cycles, reduce budgets, cause slowdowns in customer consumption, or cause customers to reduce their spend with us at renewal by running less construction volume on our platform, reducing the number of products purchased, or cancelling their subscriptions entirely. We may spend substantial time, effort, and money on sales efforts for such customers without any assurance that our efforts will produce any sales or that these customers will deploy our platform widely enough across their business to justify our substantial upfront investment. As a result, we anticipate increased sales to large enterprises, owners, and governmental entities will lead to higher upfront sales costs and greater unpredictability, which could materially adversely affect our business, results of operations, financial condition, and prospects.
In addition, as required by the revenue recognition standard under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, we disclose the transaction price allocated to remaining performance obligations (“RPO”). It is possible that analysts and investors could misinterpret our disclosure or that the terms of our customer subscriptions or other circumstances could cause our methods for calculating this disclosure to differ significantly from others, which could lead to inaccurate or unfavorable forecasts by analysts and investors that could negatively impact our business and prospects.
We are continuing to expand our operations outside the U.S., where we may be subject to increased business, regulatory, and economic risks (including fluctuations in currency exchange rates) that could materially adversely affect our business, financial condition, results of operations, and prospects.
We had customers running projects in approximately 150 countries as of December 31, 2024, and 15% of our revenue in 2024 was generated from customers outside the U.S. We expect to continue to expand our international presence, which may include opening offices in new jurisdictions and providing our products, services, and platform in additional languages. Any new markets or countries into which we attempt to sell our products or services may not be receptive to our efforts. For example, we may not be able to further expand our operations in some countries if we are not able to adapt our products, services, and platform to fit the needs of prospective customers in those countries or if we are unable to satisfy certain government- and industry-specific laws or regulations. In addition, our international operations and expansion efforts require considerable management attention and the investment of significant resources, while subjecting us to new risks and increasing certain risks that we already face, including risks associated with:
•providing our products, services, and platform in different languages and customizing them to support local requirements;
•compliance by us and our partners with applicable international laws and regulations, including laws and regulations with respect to anti-corruption, competition, import and export controls, tariffs, trade barriers, economic sanctions, employment, construction, privacy, data protection and sovereignty, consumer protection, and unsolicited email, and the risk of penalties and fines against us and individual members of management or employees if our practices are deemed to be out of compliance;

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
•political and economic instability, including as a result of the Russia-Ukraine war and the Israel-Hamas war, and a shifting and uncertain geopolitical landscape;
•generally longer payment cycles and greater difficulty in collecting accounts receivable; and
•higher costs of doing business internationally, including increased accounting, tax, travel, infrastructure, and legal compliance costs, and costs associated with fluctuations in currency exchange rates.
Compliance with laws and regulations applicable to our global operations substantially increases our cost of doing business. We may be unable to keep current with changes in laws and regulations as they occur, and there can be no assurance that we, our employees, contractors, partners, and agents will be able to maintain compliance. Any violations could result in enforcement actions, fines, civil and criminal penalties, damages, injunctions, or reputational harm. If we are unable to maintain compliance or manage the complexity of our global operations successfully, we may need to relocate or cease operations in certain foreign jurisdictions, which could materially adversely affect our business, financial condition, results of operations, and prospects.
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
With the introduction of new products, services, and technologies by competitors, including through the use of AI, and the emergence of new market entrants in the construction management software industry, we expect competition to continue and intensify. Other companies may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively. Many of our competitors have competitive advantages over us, such as better name recognition, longer operating histories, larger marketing budgets, existing or more established relationships, greater third-party integrations, access to larger customer bases, greater financial, technical, pricing, packaging, and marketing strategies, and other resources. Some of our competitors may make acquisitions or enter into strategic relationships with third parties to offer a broader range of products and services than we do; others may have more effective sales and marketing strategies or may deploy those strategies in ways that enable them to acquire customers at a lower cost than we can. These combinations may make it more difficult for us to effectively compete. Our market and the technology landscape in general will also be impacted by the continued adoption of AI in ways that are currently unforeseeable and that could have significant benefits for our competitors. Additionally, as we introduce new products and services in the market, we may face new or different competitors who may similarly have competitive advantages over us. Such competitive pressures may erode our market share and may hinder or slow our expansion into new markets. We expect these competitive dynamics to continue as competitors attempt to strengthen or maintain their market positions.

Many factors affect our pricing and packaging strategies, which we revisit from time to time. For example, the quality of our products and services allows us to sell them at a premium as compared to some of our competitors. Certain competitors offer, or may in the future offer, lower-priced or free products or services that compete with our products or may bundle and offer a broader range of products or services. We may not be able to compete at such lower price points or with such product configurations. There can be no assurance that we will not be forced to engage in price-cutting initiatives or other discounts, or to increase our marketing and other expenses, in order to attract and retain customers in response to competitive pressures, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.
Interruptions or performance issues associated with or otherwise impacting our products, services, and platform, including the interoperability of our platform across devices, operating systems, and third-party applications, could materially adversely affect our business, financial condition, results of operations, and prospects.
We have experienced, and may in the future experience, service interruptions and other performance issues. Our future growth depends in part on the ability of our existing and prospective customers to rely on access to our products, services, and platform.
Increasing numbers of users on our platform and increasing bandwidth requirements may degrade the performance of our products or platform due to capacity constraints and other internet infrastructure limitations. Frequent or persistent interruptions, including those from increased usage, could cause existing or prospective users to believe that our platform is unreliable, leading them to switch to competitors, which could materially adversely affect our business, financial condition, results of operations, and prospects.
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
One of the most important features of our platform is its broad interoperability with a range of devices, web browsers, operating systems, and integrations. Accessibility across this range is oftentimes out of our control, including as a result of reliance on third-party service providers or applications. For example, in July 2024, a software update by a cybersecurity technology company caused widespread crashes of Windows systems into which it was integrated around the globe, including certain Windows systems that were used by a limited number of our employees and may have been used by our third-party service providers, vendors, and customers. Even though we did not deem the crashes to be a material cybersecurity incident, in the future, we may be impacted by similar third-party software-induced interruptions to our operations, which could materially adversely affect our business, financial condition, results of operations, and prospects.
Integrations and products are constantly evolving, and we may not be able to modify our platform to assure its compatibility with such developments. In addition, some competitors may be able to disrupt the compatibility of our platform with their integrations, which some of our customers may rely upon. In other instances, the operability of our platform features relies on third-party service providers or partners that may be unable to accommodate our evolving service needs, choose to terminate or decline to renew agreements with us, or demand more favorable terms, among other things, any of which may cause service changes, interruptions, or delays for our customers. If our platform has operability or interoperability challenges with any of our integrations, customers may not adopt our platform, and our App Marketplace may not be useful to customers, which could materially adversely affect our business, financial condition, results of operations, and prospects.
In certain limited applications or situations, we use AI (including generative AI) in our products, services, and business operations. AI presents risks, challenges, and unintended consequences that could affect our business operations and our customers’ adoption and use of our products. Moreover, AI models may create flawed, incomplete, or inaccurate outputs, some of which may appear to be correct. This may happen if the inputs that an AI model relied on were inaccurate, incomplete, or flawed (including if a bad actor “poisons” an AI model with bad inputs or logic), or if the logic of the AI model is flawed (a so-called “hallucination”). We, our customers, or other third parties may rely on or use such outputs to our or their detriment, or it may lead to adverse outcomes, which may negatively impact our ability to attract and retain customers and expose us to brand or reputational harm, competitive harm, and/or legal liability.
Additionally, our products, services, and platform are inherently complex and may contain material defects or errors, particularly when new products or features are released. We have in the past found defects or errors in our products, services, and platform, and we may detect new defects or errors in the future. Any real or perceived failures or vulnerabilities in our products, services, or platform, or any real or perceived delay in resolving them, could result in negative publicity or lead to data security, access, retention, or performance issues. In addition, the costs incurred in correcting such defects or errors may be substantial. Any of these risks could materially adversely affect our business, financial condition, results of operations, and prospects.
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
Our U.S. employees, including our executive officers, work for us on an “at-will” basis, which means they may terminate their employment with us at any time. If Mr. Courtemanche or one or more of our key personnel or members of our management team resign or otherwise cease to provide us with their services, our business, financial condition, results of operations, and prospects could be materially adversely affected.
Our continued success is also dependent on our ability to attract and retain other qualified personnel possessing a broad range of skills and expertise. There is significant competition for personnel with the skills and technical knowledge that we require. To continue to enhance our products, services, and platform, develop new products and services, and add new and innovative functionality, it will be critical for us to continue to grow our research and development teams. We have in the past hired, and may in the future hire, employees from competitors or other companies. Their former employers have in the past, and may in the future, assert that we or these employees have breached such employee’s legal obligations, resulting in a diversion of our time and resources. If we fail to meet our hiring needs, at all or on the timeframes we expect, including in connection with the evolution of our GTM operating model, or if we fail to successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity, and retention could all suffer. Any of these factors could materially adversely affect our business, financial condition, results of operations, and prospects.
If we cannot maintain our company culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success.
We believe that our corporate culture fosters innovation, teamwork, passion, and focus on execution and has contributed to our success. As we grow, we may find it difficult to maintain our corporate culture. In addition, many of our employees work remotely and there is no guarantee that we will be able to maintain our corporate culture when much of our team is dispersed. Any failure to preserve our culture could harm our future success, including our ability to recruit and retain qualified personnel, innovate and operate effectively, and execute on our business strategies. In addition, in the past we have carried out, and we may in the future carry out, reductions in our workforce to ensure that our resources are aligned to our business strategy. Such reductions in our workforce could negatively impact our reputation as an employer and harm our company culture. If we experience any of these risks, our ability to attract new employees and retain existing employees could be impaired, which could materially adversely affect our business, financial condition, results of operations, and prospects.
Risks Related to Our Regulatory and Legal Environment
We and the third parties with which we work are subject to stringent, changing, and potentially inconsistent laws, regulations, rules, policies, and obligations related to data privacy and security, both domestically and internationally. Our actual or perceived failure to comply with such obligations, or the failure or perceived failure of third parties with which we work to comply with such obligations, could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.
In the ordinary course of business, we collect, receive, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) proprietary, confidential, and sensitive information and data, including personal data, intellectual property, trade secrets, and sensitive third-party and customer data (collectively, “sensitive information”). For example, our customers store sensitive information on our platform, such as building plans and other information related to government works or projects for regulated industries, such as banks and healthcare facilities. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, internal and external privacy and security policies, contracts (including with our customers and other third parties), and other obligations relating to data privacy and security.
In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws).
Numerous U.S. states, including California, have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance.
For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, the “CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for administrative fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Additionally, several states and localities have enacted measures related to the use of AI in products and services. Moreover, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our data processing practices are subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands. Additional data privacy and security laws have also been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.
As we continue to expand globally, our obligations related to data protection will increase. Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s (“EU”) General Data Protection Regulation (the “EU’s GDPR”) and the United Kingdom’s (“U.K.”) General Data Protection Regulation (the “U.K.’s GDPR”) impose strict requirements for processing personal data. Under the EU’s GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater, for certain violations. Similarly, under the U.K.’s GDPR, government regulators may impose fines of up to 17.5 million pounds sterling or 4% of annual global turnover, whichever is greater, for certain violations. The application of the EU’s GDPR alongside the U.K.’s GDPR exposes us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. In addition, data subject or consumer protection organizations (which are authorized by law to represent data subjects' interests) may initiate litigation to represent their interests. There are also stringent local data protection requirements in Germany and cloud-server initiatives in France which may impact our operations in these countries. Furthermore, as our business continues to expand and evolve, the EU’s GDPR, the U.K.’s GDPR, and similar data protection regulations may apply additional obligations on us to further secure personal data, provide further rights to data subjects, and require additional reporting to regulators.
In Canada, the Personal Information Protection and Electronic Documents Act and various related provincial laws, as well as Canada’s Anti-Spam Legislation, applies to our operations, as does Australia’s Privacy Act 1988. We also have operations in Singapore and the UAE, which means that we may be subject to Singapore’s Personal Data Protection Act and the UAE’s Federal Data Protection Law No. 45 of 2021, respectively. In addition, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), which applies to our operations, broadly regulates processing personal data of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the EU’s GDPR. India’s new privacy legislation, the Digital Personal Data Protection Act, may also apply to our operations.
Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing AI, including the EU’s AI Act, and we expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision-making, which may complicate our use of AI, lead to regulatory fines or penalties, be incompatible with our use of AI, require us to change our business practices, retrain our AI, or prevent our use of AI. For example, the Federal Trade Commission has required other companies to turn over or disgorge valuable insights or trainings generated through the use of AI where they allege the company has violated privacy and consumer protection laws. Our use of this technology could also result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits.
In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the U.K. have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and the U.K. to the U.S. in compliance with law, such as the EEA and U.K.’s standard contractual clauses, the U.K.’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers of personal data to relevant U.S.-based organizations that participate in and self-certify compliance with the framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S.
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
We are bound by contractual obligations and laws related to data privacy and security, and our efforts to comply with such obligations and laws may not be successful. For example, certain privacy laws, such as the EU’s GDPR, the U.K.’s GDPR, and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We also publish privacy policies, marketing materials, white papers, and other statements, such as compliance with certain certifications, standards, or self-regulatory principles, concerning data privacy, security, and AI. Regulators in the U.S. are increasingly scrutinizing these statements, and if any of these policies, materials, or statements are found by our customers or regulators to be overly broad, deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
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
Our obligations related to data privacy and security (and consumers’ data privacy and security expectations) are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effect of future legal frameworks. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our IT, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business practices.
Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail, or be perceived to have failed, to do so. Moreover, despite our efforts, our personnel or third parties with which we work, such as vendors or developers, may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse consequences for us, including our inability to, or interruption in our ability to, operate our business and proceedings against us by governmental entities or others.

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
If our IT systems or data, or those of third parties with which we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.
In the ordinary course of our business, we, and the third parties with which we work, process substantial amounts of sensitive information.
Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of such sensitive information and IT systems, and those of the third parties on which we rely. Cloud-based platform providers of products and services have been targeted by such activities and are expected to continue to be targeted. The threats posed by such activities are prevalent and continue to grow, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors.
Some actors now engage and are expected to continue to engage in cyberattacks including, without limitation, nation-states and nation-state-supported actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with which we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and maintain the availability of our products, services, and platform.
We, the third parties with which we work, and our customers are subject to a variety of evolving threats, including, but not limited to, social-engineering attacks (including through deep fakes, which may be increasingly difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, break-ins, ransomware attacks, supply chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other IT assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, and other similar threats. Our products and services may also be subject to fraudulent usage and schemes, including from third parties accessing customer accounts or viewing data from our platform. In addition, remote work has become more common and has increased risks to our IT systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations.
Severe ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of sensitive information and income, reputational harm, and diversion of funds. While extortion payments have the potential to alleviate the negative impact of a ransomware attack, we may be unwilling or unable to make such payments for a variety of reasons, including, but not limited to, applicable laws or regulations prohibiting such payments.
Any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI platform could be leaked or disclosed to others, including if sensitive information is used to train the third party's AI model. Additionally, where an AI model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model.
We employ a shared responsibility model where our customers are responsible for using, configuring, and otherwise implementing security measures related to our products, services, and platform, and products in a manner that meets applicable cybersecurity standards, complies with laws, and addresses their information security risk. As part of this model, we make certain security features available to our customers that can be implemented at our customers' discretion, or identify security areas or measures for which our customers are responsible. For example, depending on the product implementation, our customers are responsible for adding and enforcing multi-factor authentication to access their accounts. In certain cases where our customers choose not to implement, or incorrectly implement, such features or measures, misuse our services, or otherwise experience their own vulnerabilities, policy violations, credential exposure or security incidents, even if we or our platform are not the cause of any customer security issue or incident that may result, our customer relationships, reputation, and operating results may be adversely impacted.
It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us, or the third parties with which we work, to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.
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
While we have implemented security measures designed to help protect against security incidents, there can be no assurance that these measures are or will be effective. Although we take certain steps to detect, mitigate, and remediate various vulnerabilities in our IT systems (such as our hardware and/or software, including that of third parties with which we work, and those used to operate our products), doing so takes significant time and resources and we are not able to detect, and have not been able to remediate, all vulnerabilities in our IT systems (including those that operate our products and those that are used to provide our services).
Additionally, our business depends upon the appropriate and successful implementation of our services by our customers. If our customers fail to use our service according to our specifications, our customers may suffer a security incident on their own systems or other adverse consequences. Even if such an incident is unrelated to our security practices, it could result in our incurring significant economic and operational costs in investigating, remediating, and implementing additional measures to further protect our customers from their own vulnerabilities, as well as in reputational harm.
For several reasons, including the introduction of new vulnerabilities, resource constraints, competing business demands, dependence on third parties, and technological challenges, a large number of high and critical unremediated vulnerabilities exist in our IT systems and will exist until our remediation efforts are completed. We have taken, and are taking, steps designed to mitigate these vulnerabilities in a prioritized manner based on our assessment of the risk posed by such vulnerabilities. Despite our efforts, there can be no assurance that these vulnerability mitigation measures will be effective. Moreover, we have experienced delays in developing and deploying remedial measures and patches designed to address any identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or IT systems, or those of the third parties with which we work (including our customers). A security incident or other interruption could disrupt our ability, and that of third parties with which we work, to provide our products, services, and platform. Our current security measures may be insufficient to prevent or deter such incidents or interruptions. We expend significant resources and have modified our business activities to try to protect against security incidents. Certain data privacy and security obligations have required us to implement and maintain security measures or industry-standard or reasonable security measures to protect our IT systems and sensitive information.
In addition, business transactions, such as acquisitions or integrations, have exposed us to these same or additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we have discovered security issues that were not found during due diligence of such acquired or integrated entities, and it has been and may continue to be difficult to integrate companies into our IT environment and security program.
Applicable data privacy and security obligations, including data breach laws and contractual obligations to various customers, may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. For example, SEC rules require disclosure on Form 8-K of the material aspects of the nature, scope, and timing of any material cybersecurity incident and the material impact or reasonably likely material impact of such incident. Determining whether a cybersecurity incident is notifiable or material may not be straightforward, and any such disclosures could be costly and could lead to negative publicity, loss of customer or partner confidence in the effectiveness of our security measures, diversion of management’s attention, governmental investigations, and the expenditure of significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach.
If we or third parties with which we work experience a security incident or are perceived to have experienced a security incident, we could experience significant consequences, including, but not limited to, government enforcement actions (e.g., investigations, audits, inspections, fines, and penalties), litigation (including class-related claims), additional reporting requirements and oversight, restrictions or bans on processing sensitive information (including personal data and sensitive third-party and customer data), loss of revenue or profits, loss of customers or sales, interruptions or stoppages in or modifications to our operations (including availability of data), indemnification obligations, negative publicity, and reputational harm. Security incidents and attendant consequences may also cause customers to stop using our products, services, and platform (including by declining to renew their subscriptions), deter new customers from using our products, services, and platform, and negatively impact our ability to grow and operate our business. In addition, security incidents experienced by others, such as competitors or customers, may lead to widespread negative publicity for us, our customers, or the construction software industry generally.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveal competitively sensitive details about our organization and could be used to undermine our competitive advantage. Furthermore, sensitive information of our company or our customers could be leaked, disclosed, or revealed as a result of, or in connection with, our employees’, personnel’s, or vendors’ use of generative AI technologies.
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
We are subject to a number of laws and regulations in the U.S. and internationally that apply generally to businesses, including laws and regulations governing the internet and the marketing, sale, and delivery of services over the internet. These laws and regulations, which continue to evolve, cover, among other things, taxation, tariffs, data protection and privacy, data security, data governance, AI, pricing, content, copyrights, distribution, mobile and other communications, advertising practices, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protection, consumer financial protection, payment regulation, payment processing and settlement services, domestic and cross-border money transmission, foreign currency exchange, anti-money laundering, fraud detection, economic and trade sanctions, the design and operation of websites, and the characteristics and quality of products that are offered online. We cannot guarantee that we have been or will in the future be fully compliant with such laws and regulations in every jurisdiction, as it is not entirely clear in every jurisdiction how existing laws and regulations governing such areas apply or will be enforced. Moreover, as the regulatory landscape continues to evolve, increasing regulation and enforcement efforts by federal, state, and foreign authorities, and the prospects for private litigation claims, become more likely. In addition, the adoption of new laws or regulations, or the imposition of other legal requirements, that adversely affect our ability to market or sell our products and services could harm our ability to offer, or customer demand for, our products and services, which could impact our revenue, impair our ability to expand our products and services, and make us more vulnerable to competition. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also require us to change our business practices and raise compliance costs or other costs of doing business. For example, on May 7, 2024, the Federal Communications Commission re-adopted “network neutrality” rules in the U.S. These rules could affect the services we and our customers use by restricting the offerings made by internet service providers or reducing their incentives to invest in their networks. The rules were stayed pending completion of an appeal by an order of the U.S. Court of Appeals for the Sixth Circuit on August 1, 2024. In addition, after a federal court judge denied a request for an injunction against California’s state-specific network neutrality law, California began enforcing that law on March 25, 2021. Other states could begin to enforce existing laws or adopt new network neutrality requirements. For example, a temporary injunction preventing implementation of a similar law in Vermont expired on April 20, 2022, although the challenge to that law remains pending and has been suspended until an appeal in another case addressing state powers to adopt internet regulation is resolved. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. The application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Because global laws and regulations have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such applicable law or regulation.
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
In certain instances, we rely on third-party service providers or partners to facilitate certain features of our platform or products that are subject to laws and regulations that may be complex, wide-ranging, and evolving, and whose compliance practices and licensure we are unable to control. If such third parties or partners are unable to effectively manage their compliance and licensure obligations in connection with the services they provide to us, or choose not to renew agreements with us because of the costs or burden of compliance with such obligations or for any other reason, our users may experience service changes, interruptions, or delays. Furthermore, we may be unable to find new service providers or partners, or may need to obtain replacement services on less favorable terms. For example, we rely on payment partners to facilitate payments through Procore Pay.
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
We may become involved in litigation and other disputes that could materially adversely affect our business, financial condition, results of operations, and prospects.
As we face increasing competition and gain a higher profile, we have become, and may in the future become, a party to litigation, claims, investigations, inquiries, proceedings, and other disputes related to, among other things, our intellectual property, commercial matters, business or employment practices, regulatory compliance (including securities law compliance), products, services, and platform. Declines in stock price, which we have experienced and may experience from time to time, can increase the risk of securities class action litigation. Such litigation can be costly and time-consuming, divert the attention of management and key personnel from our business operations, and dissuade prospective customers from subscribing to our products or services.
We have become, and may in the future become, party to legal proceedings and claims alleging infringement or misappropriation of intellectual property, whether with or without merit, which have been, and could continue to be, time-consuming to defend, and have resulted, and could continue to result, in costly litigation and diversion of resources. Such legal proceedings are unpredictable, and we could receive an unfavorable outcome in pending or future proceedings. If any such proceedings are successful, or if we need to settle disputes on terms that are unfavorable to us, we could be required to change our products and business practices, indemnify our customers or business partners, pay substantial settlement costs, or refund fees. We may also have to seek a license to continue practices found to be in violation of third-party rights, which may not be available to us on reasonable terms or may not be available to us at all.
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
Increased government scrutiny of the technology industry generally or our operations specifically could negatively affect our business.
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
In addition, the introduction of new products and services, expansion of our activities in certain jurisdictions or with certain government customers, or other actions we may take may subject us to additional laws, rules, and regulations, or other government scrutiny. We may not always be able to accurately predict the scope or applicability of certain laws, rules, or regulations to our business, particularly as we expand into new areas of operations, such as Procore Pay, which could negatively affect our business and our ability to pursue future plans. Compliance with any such new laws and regulations will be costly, time consuming, and, as a global commercial organization, require expenditure of our limited resources to be in compliance with the various standards across the jurisdictions in which we operate. Failure to adequately meet these new and upcoming disclosure requirements may affect the manner and locations in which we choose to conduct our business and could adversely affect our operating results. In addition, any perceived or actual breach by us of applicable laws, rules, and regulations could have a significant impact on our reputation as a trusted brand and could cause us to lose customers in existing and emerging lines of business, prevent us from acquiring new customers, require us to expend significant resources to remedy issues caused by such breaches and to avert further breaches, and expose us to legal risk and potential liability.
Our liability for third-party content on our platform, such as content posted by customers and other users, currently is limited by Section 230 of the Communications Decency Act (the “CDA”). The U.S. Congress and federal agencies have proposed further changes or amendments to the CDA each year since 2019, including, among other things, proposals that would narrow CDA immunity, expand government enforcement power relating to content moderation concerns, or repeal the CDA altogether. In addition, some states have passed, and other states may adopt, laws intended to limit the protection afforded by Section 230 of the CDA. For example, laws passed by Florida and Texas related to Section 230 of the CDA are the subject of pending legal challenges. We expect that courts will continue to interpret the scope of Section 230 of the CDA in cases in which platforms seek to invoke its protections. Any changes to the protection afforded by Section 230 of the CDA could decrease or change our protections from liability for third-party content in the U.S. There are other cases pending before the judiciary that may result in changes to the protections Section 230 of the CDA affords to internet platforms. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages or license costs. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. If any of these events occur, we may incur significant costs or be required to make significant changes to our products, services, business practices, or operations and our business could be seriously harmed. We also could be harmed by government investigations, litigation, or changes in laws and regulations directed at our business partners or suppliers in the technology industry that have the effect of limiting our ability to do business with those entities. For example, the U.S. government recently has taken action against companies operating in China intended to limit their ability to do business in the U.S. or with U.S. companies.
We are currently subject to regulatory inquiries in the ordinary course of business, and may face additional inquiries in the future. Regulatory actions, even if unsuccessful, can be costly, distract us from our core business, and can lead to high defense costs, damage awards, injunctions, increased business costs, fines, or required changes to our business practices. These actions could also demand significant management attention and operational resources, harming our business.
We are pursuing FedRAMP authorization in order to facilitate our ability to enter into contracts with U.S. federal entities and contractors. Achieving FedRAMP authorization requires significant time and resources, and there is no guarantee that we will be successful on the timelines we estimate, or at all. If we are successful, our business and operations will be subject to heightened regulatory requirements and scrutiny, along with the additional costs and challenges of complying with such requirements, and there is a risk that the costs of achieving and maintaining FedRAMP authorization will not be offset, in full or at all, by increased sales of our products, services, and platform. Contracting with government entities involves additional risks due to, among other things, the nature of the government procurement process and the costs and burden of complying with the complex and often changing requirements that apply to government contracts. We may face audits and investigations in connection with government contracts, and any violations thereof could lead to penalties, contract termination, fines, suspension from future government business, and damage to our reputation and operating results, among other risks. The sale of products and services to government entities also comes with challenges, such as longer sales and collection cycles and different budgeting processes.

There can be no assurance that our business will not be materially adversely affected, individually or in the aggregate, by such scrutiny or the outcomes of any such investigations, inquiries, litigation, or changes to laws and regulations in the future.
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
UPL generally refers to a person or entity that is not licensed to practice law but that gives legal advice or advertises its services as the practice of law. As a result of our acquisition of Express Lien, Inc. (d/b/a Levelset) (“Levelset”) in November 2021, certain lien rights management services that we now offer involve activities that could represent an alternative to traditional legal services and, as a result, may potentially subject us to UPL allegations. Our lien rights management business model includes the provision of document-processing services in connection with the filing of mechanic’s liens. In the past, various aspects of Levelset’s lien rights management offering have been subject to claims of UPL. We currently face, and may in the future continue to face, similar claims, actions, or proceedings.
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
Our Procore Pay payment solution is subject to a number of laws and regulations applicable to payment solutions, and our failure to comply with such laws and regulations could interfere with the success of Procore Pay.
Various laws and regulations govern the payments industry throughout the U.S.. Procore Pay, our payment solution, holds licenses, or is applying to hold licenses, to operate as a money transmitter (or its equivalent) in the states, as well as in the District of Columbia and certain territories, where such licenses are required. Licensed money transmitters are subject to numerous requirements, including restrictions on the investment of customer funds, reporting requirements, bond requirements, and inspection by state regulatory agencies. If we fail to comply with applicable laws or regulations required to maintain money transmitter licenses for Procore Pay, we could be subject to investigations and resulting liability, including governmental fines, restrictions on our business, or other sanctions, or be forced to cease doing business with residents of certain states or territories, forced to change our business practices, required to change our product functionality, or required to obtain additional licenses or regulatory approvals, which could impose additional costs and harm our business. There can be no assurance that we will be able to obtain money transmitter licenses in all jurisdictions in which we wish to operate. Even if we are able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could materially adversely affect our business, financial condition, results of operations, and prospects.
In 2025, Procore Pay began processing payments in markets where PPS is licensed as a money transmitter. In markets where PPS is not currently licensed as a money transmitter, Procore Pay relies on payment partners to process payments. Local regulators may use their authority over such partners to prohibit, restrict, or limit us from doing business in their respective jurisdictions. Our payment partners may be subject to extensive compliance obligations as well as enforcement actions, fines, and litigation if found to violate any legal or regulatory requirements that apply to them. Our payment partners may choose not to renew their agreement with us for this or any other reason, or may seek to involve us in enforcement actions, fines, or litigation related to the services they provide. Any significant disruption in the services provided through Procore Pay could prevent transactions from being processed in a timely manner, or at all. If we or our payment partners experience delays or disruptions in services or other issues, including in networks or systems that result in the inability to process payment in a timely manner, or at all, we could become involved in enforcement actions, fines, or litigation.
Procore Pay is also subject to anti-money laundering (“AML”) laws and regulations. Although we have an AML program in place that is designed to help prevent Procore Pay from being used to facilitate money laundering, terrorist financing, and other illicit activities, or from doing business in countries or with persons and entities included on designated country or person lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls and equivalent authorities in other countries, there is no guarantee that our program will result in full compliance with applicable AML requirements, which can shift rapidly. Non-compliance with AML laws and regulations or economic and trade sanctions may subject us to significant fines, penalties, lawsuits, and enforcement actions, result in regulatory sanctions and additional compliance requirements, increase regulatory scrutiny of our business, restrict our operations, and damage our reputation and brands. Our compliance history may be considered by OFAC and other regulators as part of any potential future investigation of our sanctions regulation.
We maintain a fraud risk management policy and procedures to help manage fraud risk and minimize exposure to substantial losses, but the policy and procedures may not prevent all fraud or risk of loss. If these programs are not continuously monitored and improved, senders could potentially direct payments to the wrong recipients or bad actors within a customer’s organization could make fraudulent payments, which could harm our reputation and damage our brand, business, and operating results.
Risks Related to Our Intellectual Property
Our failure to protect our intellectual property rights and proprietary information could diminish our brand and other intangible assets and otherwise materially adversely affect our business, financial condition, results of operations, and prospects.
We primarily rely and expect to continue to rely on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures, licenses, and contractual restrictions, to establish and protect our intellectual property rights and proprietary information, all of which provide only limited protection. As of December 31, 2024, we had 80 issued patents in the U.S. and 93 pending patent applications in the U.S. Additionally, we had 3 issued patents in foreign countries, 28 pending patent applications in foreign countries, as well as 6 pending international patent applications that preserve our right to file additional foreign patent applications in the future. Our issued patents in the U.S. will expire between 2034 and 2043. We continually review our development efforts to assess the existence and patentability of new intellectual property.
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
From time to time, we have been, and may continue to be, subject to claims of alleged infringement by us of the trademarks, copyrights, patents, and other intellectual property rights of third parties. Third parties may also knowingly or unknowingly infringe our proprietary rights. In any of these cases we may not be able to prevent infringement without incurring substantial expenses. Others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Additionally, pending and future patent, trademark, and copyright applications may not be approved, and our issued patents may be contested, circumvented, found unenforceable, or invalidated. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our intellectual property rights, protect our trade secrets, or determine the validity and scope of proprietary rights claimed by others. Any such litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our products, services, platform, brand, and other intangible assets may be diminished, and competitors may be able to more effectively replicate our platform and its features. Any of these events could materially adversely affect our business, financial condition, results of operations, and prospects.
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
In addition, the use of third-party open source software typically exposes us to greater risks than the use of third-party commercial software because open source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform. Any of the foregoing could materially adversely affect our business, financial condition, results of operations, and prospects, and could help competitors develop products and services that are similar to or better than ours.
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
Despite our ongoing and substantial efforts to limit such use, certain customers or other users may use our platform to transmit unauthorized, offensive, or illegal messages, calls, spam, phishing scams, and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, and report inaccurate or fraudulent data or information. These actions are in violation of our policies. Our efforts to defeat spamming attacks, illegal robocalls, and other fraudulent activity will not prevent all such attacks and activity. Such use of our platform could damage our reputation and we could face claims for damages, regulatory enforcement, copyright or trademark infringement, defamation, negligence, or fraud. Moreover, our customers’ and other users’ promotion of their products and services through our platform might not comply with federal, state, and foreign laws. We rely on contractual representations made to us by our customers that their use of our platform will comply with our policies and applicable law. Although we retain the right to verify that customers and other users are abiding by our policies, our customers and other users are ultimately responsible for compliance with our policies, and we do not systematically audit our customers or other users to confirm compliance with our policies. Although Section 230 of the CDA currently limits liability for third-party content posted on internet platforms, we cannot predict whether that protection will remain in effect. See the risk factor titled “Increased government scrutiny of the technology industry generally or our operations specifically could negatively affect our business.”
Risks Related to Our Acquisitions
We may be unsuccessful in making, integrating, and maintaining acquisitions, joint ventures, and strategic investments, which could materially adversely affect our business, financial condition, results of operations, and prospects.
We expect to continue to evaluate and complete a wide array of potential strategic transactions, including acquisitions of businesses, joint ventures, new technologies, services, products, and other assets, and other strategic investments. Any of these transactions could be material to our business, financial condition, results of operations, and prospects. However, we may not be able to find suitable acquisition, joint venture, and strategic investment candidates, and we may not be able to complete transactions on favorable terms or at all. In addition, transactions may be subject to regulatory scrutiny and the law related to such regulatory scrutiny is evolving, which creates uncertainty.
Even if we are able to complete these transactions, we may incur substantial costs and may not be able to realize the anticipated benefits of such transactions in the time frame expected or at all. In particular, if we are unable to successfully operate as a combined business after the completion of such transactions to achieve shared growth opportunities or combine reporting or other processes within the expected time frame, such delay may materially and adversely affect the benefits that we expect to achieve as a result of any such acquisition. For example, in October 2023, we ceased originations under our materials financing program, which we assumed pursuant to the Levelset acquisition. Such transactions may not ultimately strengthen our competitive position or achieve our strategic goals and may disrupt our ongoing business, increase our expenses, and otherwise present risks not contemplated at the time of the transaction. In addition, we may inherit commitments, risks, and liabilities of companies that we acquire that we are unable to successfully mitigate and that may be amplified by our existing business. Further, valuations supporting our acquisitions and strategic investments could change rapidly. Following any such transaction, we could determine that such valuations have experienced impairments or other-than-temporary declines in fair value which could materially adversely affect our business, financial condition, operating results, and prospects through the write-off of goodwill and other impairment charges.
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
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our business, financial condition, results of operations, and prospects. For example, the Tax Cuts and Jobs Act (the “TCJA”), the Coronavirus Aid, Relief and Economic Security Act, and the Inflation Reduction Act (the “IRA”) made many significant changes to the U.S. tax laws. Beginning in 2022, the TCJA requires taxpayers to capitalize and amortize certain research and development expenditures over five years if incurred in the U.S. and 15 years if incurred in foreign jurisdictions, rather than deducting them currently. Although there have been legislative proposals to repeal or defer the research and development expenditure capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified. As another example, the IRA includes provisions that will impact the U.S. federal income taxation of certain corporations, including imposing a minimum tax on the book income of certain large corporations and a 1% excise tax on the value of certain corporate stock repurchases by publicly traded companies that would be imposed on the company repurchasing such stock. Regulatory or accounting guidance with respect to existing or future tax laws could materially affect our tax obligations and effective tax rate. It is uncertain if, and to what extent, various states will conform to current federal law or any newly enacted federal tax legislation.
In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development (the “OECD”) and the European Commission), have recently proposed, recommended, or (in the case of certain countries) enacted, or are in the process of enacting, changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. In particular, the OECD is working on a two-pillar solution to address the tax challenges arising from the digitalization of the economy, commonly referred to as BEPS 2.0, which, to the extent implemented, would make important changes to the international tax system by allocating taxing rights in respect of certain profits of multinational enterprises above a fixed profit margin to the jurisdictions within which they carry on business (subject to certain revenue threshold rules which we do not currently meet but may meet in the future), referred to as the Pillar One proposal, and imposing a minimum effective tax rate on certain multinational enterprises, referred to as the Pillar Two proposal. A number of countries within which we carry on our business have implemented, or are currently expected to implement, core elements of the Pillar Two proposal. Based on our current understanding of the minimum revenue thresholds contained in the Pillar Two rules, we currently expect to be within their scope beginning in 2025. The OECD has issued administrative guidance providing transition and safe harbor rules in relation to the implementation of the Pillar Two proposal. We are monitoring developments and evaluating the potential impacts of these new rules, including on our effective tax rates, and considering our eligibility to qualify for these safe harbor rules. Any of the foregoing could materially adversely affect our business, financial condition, results of operations, and prospects, and we may be required to incur additional material costs and expenditure to ensure compliance with any such rules in each of the relevant jurisdictions within which we carry on our business.

Our ability to use our net operating loss carryforwards (“NOL carryforwards”) and certain other tax attributes may be limited.
As of December 31, 2024, we had $822.6 million of U.S. federal and $626.7 million of state NOL carryforwards available to reduce taxable income that we may have in the future. It is possible that we will not generate taxable income sufficient to use certain of these NOL carryforwards. Under current law, our U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the ability to utilize such federal NOL carryforwards to offset taxable income is limited to 80% of the current-year taxable income. In addition, federal NOL carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code (the “IRC”), respectively. Under those sections of the IRC, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or taxes may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. We have experienced ownership changes in the past, and may experience additional ownership changes in the future, as a result of shifts in our stock ownership, some of which may be outside of our control. Our ability to utilize our NOL carryforwards is conditioned upon generating future U.S. federal taxable income, and we do not know whether or when we will do so. Therefore, our NOL carryforwards generated prior to 2018 could expire unused. State NOL carryforwards and other state tax credits may be subject to similar limitations under state tax laws, and there may be periods during which the use of state NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state NOLs to offset taxable income in tax years beginning after 2023 and before 2027. If our ability to use our NOL carryforwards and tax credits is limited, or if our ability to utilize NOL carryforwards and certain tax credits is otherwise restricted by law, our business, financial condition, results of operations, and prospects could be materially adversely affected.
Risks Related to Capital Requirements, Our Marketable Securities Portfolio, and Liquidity
We may need to raise additional capital to grow our business, and such capital may not be available on terms acceptable to us, or at all, which could reduce our ability to compete and could materially adversely affect our business, financial condition, results of operations, and prospects.
We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. To support our business and operations, we will need sufficient capital to continue to make significant investments, and we may need to raise additional capital through equity or debt financings to fund such efforts. However, many factors, including recent economic volatility and interest rate changes, could adversely impact our ability to access additional capital. If such financing is not available on terms acceptable to us or at all, we may be unable to fund our growth or develop new business at the rate desired and our operating results may suffer. Debt financing increases expenses, may contain covenants that restrict the operation of our business, and must be repaid regardless of operating results. Equity financing, or debt financing that is convertible into equity, could result in dilution to our existing stockholders and a decline in our stock price.
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
We maintain a portfolio of marketable securities through a professional investment advisor. The investments in our portfolio are subject to our corporate investment policy, which focuses on preserving principal, maintaining liquidity, avoiding inappropriate concentration and credit risk, and capturing a market rate of return in accordance with the investment guidelines in the corporate investment policy. These investments are subject to general credit, liquidity, market, and interest rate risks. In particular, the value of our portfolio may decline due to changes in interest rates, instability in the global financial markets that reduces the liquidity of securities in our portfolio, and other factors, including unexpected or unprecedented events such as health epidemics or pandemics (including the COVID-19 pandemic). As a result, we may experience a significant decline in value or loss of liquidity of our investments, which could materially adversely affect our business, financial condition, results of operations, and prospects. We attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio’s overall risk profile, but the value of our investments may nevertheless decline. To the extent that we increase the amount of our security investments in the future, these risks could be exacerbated.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the New York Stock Exchange. Our management and other personnel devote a substantial amount of time to compliance with these requirements. We expect that the requirements of these laws, rules, and regulations will continue to increase our IT, legal, accounting, and financial compliance costs, make some activities more complex, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. We cannot predict or estimate the totality of additional costs we incur as a public company or the specific timing of such costs.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Failure to maintain effective disclosure controls could cause us to be required to restate our financial statements for prior periods, result in material misstatements in our financial statements, and cause us to fail to timely meet our periodic reporting obligations, among other outcomes. In addition, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”) to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our continuing compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
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
Our business could be disrupted by macroeconomic factors, geopolitical events, or catastrophic occurrences.
Our platform and the infrastructure on which our platform relies are vulnerable to damage or interruption from macroeconomic factors and geopolitical events, including trends within the construction industry, inflation and responses by governments to address it, interest rate changes, tariffs and trade wars, bank failures, a shifting and uncertain geopolitical landscape, military conflicts or wars (such as the Russia-Ukraine war and the Israel-Hamas war), health epidemics or pandemics (such as the COVID-19 pandemic), and supply chain disruptions, or catastrophic occurrences, including earthquakes, floods, fires, other natural disasters, power loss, telecommunication failures, terrorist attacks, criminal acts, sabotage, and other intentional acts of vandalism and misconduct, or other similar events, each of which could materially adversely affect our business, financial condition, results of operations, and prospects, or the business of our customers, partners, vendors, or the economy as a whole. For example, our corporate headquarters and a number of our members of our management in senior roles are located near Santa Barbara, California, a region known for, among other things, seismic activity and severe fires, and a catastrophic event in this region could materially adversely affect our business, financial condition, results of operations, and prospects. The impact of changes to our climate could result in an increase in the frequency or severity of such events. Climate-related events have the potential to disrupt our business, our third-party suppliers, and the business of our customers, may cause us to experience higher attrition, losses, and additional costs to maintain and resume operations, and may subject us to increased regulations, reporting requirements, standards, or expectations regarding the environmental impacts of our business.
Although we maintain incident management and disaster response plans, in the event of a major disruption, we may be unable to continue our operations and may experience system interruptions and reputational harm. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.
We cannot guarantee that our stock repurchase program will enhance stockholder value, and any stock repurchases we make could increase the volatility of our common stock and diminish the cash reserves we have available to fund working capital and other projects, and any failure to repurchase our common stock after we have announced our intention to do so may negatively affect the price of our common stock.
On October 29, 2024, our board of directors (our “Board”) authorized a stock repurchase program to repurchase up to $300.0 million of our outstanding common stock. We intend to opportunistically repurchase shares of our common stock from time to time through the open market (including via pre-set trading plans) or through other transactions in accordance with applicable securities laws, in each case, subject to market conditions, applicable legal requirements, and other relevant factors. The timing of stock repurchases and the actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities, and will be subject to the discretion of management within its authorization. The stock repurchase program will be funded using our working capital. The stock repurchase program does not obligate us to acquire any particular number of shares of our common stock, or any shares at all. The stock repurchase program expires on October 29, 2025, and may be suspended or discontinued at any time at our discretion and without notice.
Although our stock repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our common stock may increase above the levels at which we deem it prudent to repurchase shares, and short-term stock price fluctuations could reduce our ability to properly manage the program and the overall effectiveness of the program. The stock repurchase program could also affect the price of our common stock and increase volatility. The existence of our stock repurchase program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Repurchasing our common stock reduces the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or investments, other business opportunities, and other general corporate projects. We cannot guarantee that the stock repurchase program will be fully or partially consummated. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation, investor confidence in us, or our stock price. In addition, as part of the IRA, the U.S. implemented a 1% excise tax on the value of certain stock repurchases by publicly traded companies. This tax could increase the costs to us of any stock repurchases under the program. For these and other reasons, we may fail to realize the anticipated value of the stock repurchase program or enhance long-term stockholder value as a result of the stock repurchase program.
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
The market price of our common stock has in the past been volatile, and is likely to be volatile again in the future. In light of recent macroeconomic factors and geopolitical events, including trends within the construction industry, inflation and responses by governments to address it, interest rate changes, tariffs and trade wars, bank failures, a shifting and uncertain geopolitical landscape, military conflicts or wars (such as the Russia-Ukraine war and the Israel-Hamas war), health epidemics or pandemics (such as the COVID-19 pandemic), and supply chain disruptions, and the market for technology companies in particular, the stock market in general has experienced extreme volatility, which has often been unrelated to the operating performance of particular companies. The market price for our common stock may also be influenced by the following factors: actual or anticipated changes or fluctuations in our results of operations; the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections; repurchases or expectations with respect to repurchases by us of our common stock; announcements by us or competitors of new products or new or terminated significant contracts, commercial relationships, or capital commitments; changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular; rumors and market speculation involving us and other companies in our industry; and actual or anticipated developments in our business, competitors’ businesses, or the competitive landscape generally. In addition, the limited public float of our common stock may tend to increase the volatility of the trading price of our common stock. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for your shares. Additionally, the foregoing factors, along with other market and industry factors, may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from selling their shares at or above the price paid for the shares and may otherwise negatively affect the liquidity of our common stock.
Concentration of ownership of our common stock among our officers, directors, and principal stockholders may prevent new and other existing investors from influencing significant corporate decisions, including mergers, consolidations, or the sale of us or all or substantially all of our assets.
Our officers, directors, and stockholders who own more than 5% of our outstanding common stock, beneficially own, in the aggregate, a significant percentage of our outstanding common stock. Furthermore, one of our current directors is affiliated with one of our largest stockholders. As a result, such persons or their affiliates on our Board, if any, may have the ability to significantly influence matters submitted to our Board or stockholders for approval, including the appointment of our management, the election and removal of directors, and the approval of any significant transactions (including any merger, consolidation, or sale of all or substantially all of our assets), as well as our management and business affairs. This concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. In addition, it may result in the management of our company in ways with which other stockholders disagree. Further, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with one or more significant stockholders.
Certain provisions in our organizational documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove members of our Board or current management, and adversely affect our stock price.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our Board or take other corporate actions, including effecting changes in our management. These provisions include, but are not limited to:
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
•the requirement that a special meeting of stockholders may be called only by the our Board acting pursuant to a resolution adopted by a majority of our Board, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•the requirement to obtain approval of two-thirds of the then-outstanding voting power of our capital stock in order to make certain amendments to our amended and restated certificate of incorporation; and
•advance notice procedures and disclosure requirements with which stockholders must comply to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the U.S., as the exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
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

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk management and strategy
We maintain an information security program designed to identify, assess, and manage material risks arising from cybersecurity threats to our critical networks, third-party hosted services, communications systems, hardware, software, and data, including intellectual property and confidential, proprietary, or sensitive information, such as customer data.
Our President, Product and Technology (“President of P&T”), Chief Data Officer (“CDO”), the senior-most employee responsible for cybersecurity management, and other members of our cybersecurity and audit teams, help identify, assess, and manage cybersecurity threats and risks that may affect our business and operations. To help us in assessing these threats, we use various methods, including, as applicable, using a combination of manual and automated tools, subscribing to threat reports and external intelligence feeds, conducting vulnerability assessments and penetration tests, collaborating with law enforcement, and operating a bug bounty program.
Depending on the environment, systems, and data, we employ various technical, physical, and organizational measures designed to mitigate material cybersecurity risks, including an incident response plan, incident detection and response processes, a vulnerability management program, disaster recovery/business continuity plans, risk assessments, data encryption, network and access controls, a vendor risk management program, physical security, employee training, cybersecurity insurance, and dedicated cybersecurity staff.
In maintaining these measures, we consider certain principles from recognized frameworks, such as those published by the Committee of Sponsoring Organizations of the Treadway Commission, the International Organization for Standardization, and other applicable industry standards. Our approach to addressing cybersecurity risk is cross-functional and is designed to preserve the confidentiality, integrity, and availability of data by identifying, preventing, and mitigating cybersecurity incidents.
From time to time, we engage third-party service providers, including professional services firms, threat intelligence services, cybersecurity consultants, penetration testing firms, and forensic investigators, to assist with identifying, assessing, and managing cybersecurity risks.
We also rely on data-hosting companies and other third parties for certain business operations. We mitigate the associated cybersecurity risks through a third-party risk management program, which may include vendor risk assessments, security questionnaires, reviews of vendor security programs, and contractual obligations for vendors to maintain specific security measures.
For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under the heading “Risk Factors” in Part I of this Annual Report on Form 10-K, including the risk factor titled “If our IT systems or data, or those of third parties with which we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.”
Governance
Our Board oversees our enterprise risk management program, including cybersecurity risk. The audit committee of our Board (the “Audit Committee”) is responsible for oversight of our cybersecurity risk management processes, and a cross-functional cybersecurity committee (the “Cybersecurity Committee”), which is comprised of members of our management team, reports to the Audit Committee.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our management team, including our President of P&T, CDO, and the senior-most employee responsible for cybersecurity management. Our President of P&T has over 25 years of experience in senior executive roles that involved ownership of, and accountability for, cybersecurity matters, including Chief Information Officer, Chief Technology Officer, and Senior Vice President / General Manager. Our CDO has over 15 years of experience in IT and previously served as the Chief Information and Digital Experience Officer for a home automation company. Prior to that, she held various leadership roles at a computer software company.
Members of our management team, including our President of P&T, CDO, and the senior-most employee responsible for cybersecurity management, lead our cybersecurity assessment and management processes. Their responsibilities include hiring appropriate personnel, approving budgets, integrating cybersecurity considerations into our risk management strategy, overseeing security-related reports, communicating key priorities, and helping prepare for cybersecurity incidents.
We conduct periodic training to keep personnel informed of cybersecurity threats and to communicate evolving information security policies, standards, processes, and practices. Our cybersecurity incident response and vulnerability management processes are designed to escalate significant cybersecurity incidents to members of management, including to our President of P&T, CDO, the senior-most employee responsible for cybersecurity management, and the Cybersecurity Committee. Our President of P&T, CDO, the senior-most employee responsible for cybersecurity management, and the Cybersecurity Committee work with our incident response team to mitigate and remediate potential issues. These processes include reporting significant cybersecurity threats, risks, and mitigation activities to the Audit Committee and/or the Cybersecurity Committee, as appropriate.
The Audit Committee and the Cybersecurity Committee receive periodic reports, summaries, and presentations from management regarding our significant cybersecurity risks and threats, incidents, and response initiatives. Through our cybersecurity governance practices, we strive to achieve a strong cybersecurity posture and to refine our security measures to respond to emerging threats.
Item 2. Properties.
Our corporate headquarters are located in Carpinteria, California, where we lease approximately 168,000 square feet of office space pursuant to operating and finance leases that expire between September 2026 and March 2027, with options to renew through March 2037. In addition, we maintain additional offices in the U.S. in Austin, Texas; Willmar, Minnesota; Tampa, Florida; New Orleans, Louisiana; and internationally in Sydney, Australia; Edmonton, Canada; Toronto, Canada; Heredia, Costa Rica; Cairo, Egypt; London, England; Paris, France; Bangalore, India; Pune, India; Dublin, Ireland; Singapore, Republic of Singapore; and Dubai, UAE. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
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
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business and to carry out our capital allocation strategy (see the sub-heading titled “Capital Allocation Strategy,” under the heading “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our Board and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our Board may deem relevant. In addition, our ability to pay dividends may be restricted by agreements we may enter into in the future.
Holders of Record
As of February 19, 2025, there were 46 registered stockholders of record of our common stock. We believe a substantially greater number of beneficial owners hold shares through brokers, banks, or other nominees.

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

COMPARISON OF CUMULATIVE TOTAL RETURN
200
180
160
140
120
100
80
60
40
20
-
5/20/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
PCOR
S&P 500
NASDAQ Computer Index

Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
On October 29, 2024, our Board authorized a stock repurchase program to repurchase up to $300.0 million of our common stock. We did not repurchase any shares under our authorized stock repurchase program during the three months ended December 31, 2024.
Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. You should review the disclosures under the section titled “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K and under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments, except as required by law. A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023 is presented below. A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2023 compared to the year ended December 31, 2022 has been reported previously under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024.
Overview
Our mission is to connect everyone in construction on a global platform.
We are the leading global provider of cloud-based construction management software, and are helping transform one of the oldest, largest, and least digitized industries in the world. We focus exclusively on connecting and empowering the construction industry’s key stakeholders, such as owners, general contractors, and specialty contractors, to collaborate and access our capabilities from any location on any internet-connected device. Our platform is modernizing and digitizing construction management by enabling timely access to critical project information, simplifying complex workflows, and facilitating seamless communication among relevant stakeholders, all of which we believe positions us to serve as the system of record for the construction industry. We are also continuing to develop other programs and services to address related challenges faced by the construction industry’s key stakeholders. Adoption of our products, services, and platform helps our customers increase productivity and efficiency, reduce rework and costly delays, improve safety and compliance, and enhance financial transparency and accountability.
In short, we build the software for the people that build the world.
Our customers range from small businesses managing a few million dollars of annual construction volume to global enterprises managing billions of dollars of annual construction volume. Our core customers are owners, general contractors, and specialty contractors operating across the residential and non-residential segments of the construction industry. We primarily sell subscriptions to access our products through our direct sales team, which is specialized by geography, followed by size and type of stakeholder.
Our products are offered on our cloud-based platform and are designed to be easy to configure and deploy. Our users can access our products on computers, smartphones, and tablets through any web browser or from our mobile application available for both the iOS and Android platforms.
We generate substantially all of our revenue from subscriptions to access our products. We primarily sell our products on a subscription basis for a fixed fee with pricing generally based on the number and mix of products a customer subscribes to and the fixed aggregate dollar volume of construction work contracted to run on our platform annually, which we refer to as annual construction volume. As our customers subscribe to additional products or increase the annual construction volume contracted to run on our platform, we generate more revenue. We do not provide refunds for unused construction volume, or charge customers based on consumption or on a per-project basis. Our business model is designed to encourage rapid, widespread adoption of our products by allowing for unlimited users, meaning we do not charge a per-seat or per-user fee. Customers can invite all project participants, including owners, general contractors, specialty contractors, architects, and engineers, to engage with our platform as part of a project team without incurring additional fees. Customers typically invite participants to join our platform, including their employees and collaborators, who are other project participants that engage with our platform but do not pay us for such use. Although we do not charge a per-seat or per-user fee, multiple participants can be customers on the same project, which allows each of them to retain access to project information for the duration of their subscription and allows us to receive revenue from multiple customers on the same project.
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
To support these efforts, in July 2024 we began to evolve our GTM operating model by, among other things, transitioning to a general manager model, with general managers for our North America, Europe, Asia-Pacific, and Middle East regions and our public sector business, each of whom will be empowered to assess and deploy the appropriate strategies and tactics for customers within their respective regions. We are also adding new product and technical specialists to our GTM teams, who we believe can add value for our customers by matching the evolving needs of our customers’ diverse buyer personas with our products and services, and helping our customers understand and implement the full potential of our platform. Evolving our GTM operating model involves new investment, particularly as we increase our sales headcount, ramp and invest in additional enablement for our sales teams, and add the new specialists to our teams. We believe that these investments will allow us to build stronger and deeper customer relationships and improve our operating efficiency over time which, in turn, will result in better customer experiences and provide additional value to our customers, some of whom continue to face macroeconomic and other pressures that have negatively impacted their spending decisions. We anticipate some disruptions and adverse impacts to our financial and operating results in the near-term as we invest in and implement the evolved GTM operating model. Over the longer term, if we fail to successfully implement, or realize the benefits of, our evolved GTM operating model, or otherwise fail to acquire new customers, retain existing customers, or expand existing customers’ use of our products, services, and platform, our business, financial condition, results of operations, and prospects will be adversely affected, potentially materially. Notwithstanding these risks, we believe that implementing the evolved GTM operating model will improve our long-term operating efficiency, best position us for sustainable long-term growth, and enhance our ability to capture our large market opportunity.
Despite macroeconomic challenges, we have seen an increase in the number of customers that contributed more than $100,000 of ARR, which was 2,333, 2,008, and 1,576 as of December 31, 2024, 2023, and 2022, respectively, reflecting year-over-year growth rates of 16% in 2024 and 27% in 2023. Customers that contributed more than $100,000 of ARR represented 63%, 60%, and 57% of total ARR in each of the annual periods ending December 31, 2024, 2023, and 2022, respectively. The number of customers that contributed more than $1,000,000 of ARR was 86, 62, and 47 as of December 31, 2024, 2023, and 2022, respectively, reflecting year-over-year growth rates of 39% in 2024 and 32% in 2023. Customers that contributed more than $1,000,000 of ARR represented 17%, 14%, and 12% of total ARR in each of the annual periods ending December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, 2023, and 2022, the number of customers on our platform was 17,088, 16,367, and 14,488, respectively, reflecting year-over-year growth rates of 4% in 2024 and 13% in 2023. Our total customer count is heavily influenced by the number of SMB customers we add in a given period. Furthermore, SMB customers represent a small portion of our total ARR, whereas Enterprise and Mid Market customers represent the vast majority of our total ARR. As a result, we believe the better metric to assess our business performance is the growth in the number of customers that contributed more than $100,000 of ARR. All aforementioned customer counts exclude customers acquired from business combinations that do not have standard Procore annual contracts.
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
To calculate GRR at the end of a particular period, we first calculate our ARR from the cohort of active customers at the end of the period 12 months prior to the end of the period selected. We then calculate the value of ARR from any customers whose subscriptions terminated and were not renewed during the 12 months preceding the end of the period selected, which we refer to as cancellations. We then divide (a) the total prior period ARR minus cancellations by (b) the total prior period ARR to calculate GRR. Our GRR was 94%, 95%, and 95% as of December 31, 2024, 2023, and 2022, respectively.
Net retention rate (“NRR”) compares ARR from existing customers on a trailing 12-month basis. To calculate NRR at the end of a particular period, we first calculate ARR from the cohort of active customers at the end of the period 12 months prior to the end of the period selected. We then calculate the value of ARR from the same cohort of customers at the end of the current period selected, giving effect to expansion, contraction, or cancellations from this group of customers over the 12 months preceding the end of the period selected. We then divide (a) the total current period ARR by (b) the total prior period ARR to calculate NRR. Our NRR was 106% and 114%, as of December 31, 2024 and 2023, respectively. However, as further described below, we do not believe NRR is a key metric due to the impact of pooled volume contracts.
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
Remaining Performance Obligations
Our subscriptions typically have a term of one to three years. The transaction price allocated to RPO under our subscriptions represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancelable subscriptions that will be invoiced and recognized as revenue in future periods. Our cRPO represents future revenue under existing contracts that is expected to be recognized as revenue in the next 12 months.

The following table presents our cRPO and non-current RPO at the end of each period:

	Year Ended December 31,			% Growth Year Ended December 31,
	2024	2023	2022	2024	2023

	(dollars in thousands)
cRPO	$829,666	$698,284	$561,200	19%	24%
Non-current RPO	456,801	302,215	236,300	51%	28%
Total RPO	$1,286,467	$1,000,499	$797,500	29%	25%
We believe that cRPO is a key metric to track our ability to win fixed revenue commitments from new customers and to expand and retain existing customers. cRPO increased by $131.4 million in 2024 and $137.1 million in 2023, representing a year-over-year growth rate of 19% in 2024 and 24% in 2023. We believe that macroeconomic factors have resulted in cautious customer spending, contributing to a decline in the cRPO annual growth rate. During 2024, approximately 26% of the increase was attributable to existing customers and 74% was attributable to new customers acquired during the year. During 2023, approximately 34% of the increase was attributable to existing customers and 66% was attributable to new customers acquired during the year. We expect RPO to change from period to period primarily due to the size, timing, and duration of new customer contracts and customer renewals.
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
We intend to continue to invest in building additional products, services, offerings, features, and functionality that expand our capabilities and facilitate the extension of our platform. For example, in May 2024, we acquired Intelliwave, a construction materials management company that enhances our Resource Management solution; in September 2023, we acquired Unearth, a geographic information systems asset management platform that helps general contractors and infrastructure providers connect assets, data, and field teams; and in September 2023, we launched Procore Pay, a payment solution that handles all aspects of the payment processes between general contractors and subcontractors. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. While the impact of these developments, including Procore Pay, are not yet material to our business, our future success is dependent on our ability to successfully develop or acquire, market, and sell existing and new products and services to both new and existing customers.
International Growth
We see international expansion as a major, and largely greenfield, opportunity for growth as we look to capture a larger part of the worldwide construction market. We have an international sales and marketing presence with offices in Sydney, Australia; Toronto, Canada; London, England; Dublin, Ireland; and Dubai, UAE. As a result of our international efforts, we support multiple languages and currencies. Non-U.S. revenue as a percentage of our total revenue was 15% and 14% for the years ended December 31, 2024 and 2023, respectively. We determine the percentage of non-U.S. revenue based on the billing location of each customer. Fluctuations in foreign currencies may positively or negatively impact the amount of revenue that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars.
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
Macroeconomic Factors
Macroeconomic factors and geopolitical events that impact the construction industry, such as elevated inflation and responses by governments to address it, higher interest rates than we've seen in recent history, volatility in capital markets, bank failures, fluctuations in foreign exchange rates, global pandemics, trade wars or shifting tariffs, evolving and potentially conflicting regulatory requirements, and wars and other conflicts may impact our customers’ spending as well as our operating expenses and cash flows. We believe that macroeconomic factors have resulted in cautious customer spending and increased customer pricing sensitivity, contributing to the decline in our cRPO annual growth rate, among other impacts. However, as such factors evolve, we continue to monitor the ways in which they may directly or indirectly impact our business, results of operations, and financial condition. See the section titled “Risk Factors” in Part I of this Annual Report on Form 10-K for further discussion.
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
Cost of Revenue
Cost of revenue primarily consists of personnel-related compensation expenses for our customer support team, including salaries, benefits, stock-based compensation, payroll taxes, commissions, and bonuses. Additionally, cost of revenue includes non-personnel-related expenses, such as third-party hosting costs, amortization of capitalized software development costs related to our platform, amortization of acquired technology intangible assets, software license fees, and allocated overhead. Cost of revenue also includes severance costs incurred related to the restructuring event in January 2024, which is described in Note 17 of our consolidated financial statements. We expect our cost of revenue to increase on an absolute dollar basis as our revenue and acquisition activities increase. We intend to continue to invest additional resources in platform hosting, customer support, and software development as we grow our business, evolve our GTM operating model, and ensure that our customers are realizing the full benefit of our products. The level and timing of investment in these areas could affect our cost of revenue in the future.
Costs related to the development of internal-use software for new products and major platform enhancements are capitalized until the software is substantially complete and ready for its intended use. Capitalized software development costs are amortized on a straight-line basis over the developed software’s estimated useful life of two years and the amortization is recorded in cost of revenue.
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. For each of these categories of expense, personnel-related compensation expenses are the most significant component, which include salaries, stock-based compensation, commissions, benefits, payroll taxes, bonuses, and severance costs incurred related to the restructuring event in January 2024, which is described in Note 17 of our consolidated financial statements.
Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related compensation expenses for our sales and marketing organizations. Additionally, sales and marketing expenses include non-personnel-related expenses, such as advertising costs, marketing events, travel, trade shows, and other marketing activities; contractor costs to supplement our staff levels; amortization of acquired customer relationship intangible assets;

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
Research and Development
Research and development expenses primarily consist of personnel-related compensation expenses for our engineering, product, and design teams, net of capitalized software development costs. Additionally, research and development expenses include non-personnel-related expenses, such as contractor costs to supplement our staff levels, consulting services, amortization of certain acquired intangible assets used in research and development activities, and allocated overhead. We expect research and development expenses to increase on an absolute dollar basis and vary from period to period as a percentage of revenue for the foreseeable future as we continue to build, enhance, maintain, and scale our products, services, and platform.
General and Administrative
General and administrative expenses primarily consist of personnel-related compensation expenses for our IT, human resources, finance, legal, executive, and other administrative functions. Additionally, general and administrative expenses include non-personnel-related expenses, such as professional fees for audit, legal, tax, and other external consulting services, including acquisition-related transaction expenses; costs associated with operating as a public company, including insurance costs, professional services, investor relations, and other compliance costs; property and use taxes; licenses, travel, and entertainment costs; and allocated overhead. We expect general and administrative expenses to increase on an absolute dollar basis and vary from period to period as a percentage of revenue, as our business continues to grow, including in relation to our international expansion.
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

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Revenue	$1,151,708	$950,010	$720,203
Cost of revenue(1)(2)(3)	205,612	174,462	148,416
Gross profit	946,096	775,548	571,787
Operating expenses
Sales and marketing(1)(2)(3)(4)	552,019	494,908	424,976
Research and development(1)(2)(3)(4)	312,987	300,571	270,982
General and administrative(1)(3)(4)	217,513	195,746	166,283
Total operating expenses	1,082,519	991,225	862,241
Loss from operations	(136,423)	(215,677)	(290,454)
Interest income	23,694	19,779	5,826
Interest expense	(1,899)	(1,957)	(2,135)
Accretion income, net	13,583	9,794	2,035
Other expense, net	(3,136)	(360)	(1,737)
Loss before provision for income taxes	(104,181)	(188,421)	(286,465)
Provision for income taxes	1,775	1,273	466
Net loss	$(105,956)	$(189,694)	$(286,931)

	Year Ended December 31,
	2024	2023	2022

	(as a percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue(1)(2)(3)	18%	18%	21%
Gross profit	82%	82%	79%
Operating expenses
Sales and marketing(1)(2)(3)(4)	48%	52%	59%
Research and development(1)(2)(3)(4)	27%	32%	38%
General and administrative(1)(3)(4)	19%	21%	23%
Total operating expenses	94%	104%	120%
Loss from operations	(12%)	(23%)	(40%)
Interest income	2%	2%	1%
Interest expense	0%	0%	0%
Accretion income, net	1%	1%	0%
Other expense, net	0%	0%	0%
Loss before provision for income taxes	(9%)	(20%)	(40%)
Provision for income taxes	0%	0%	0%
Net loss	(9%)	(20%)	(40%)

(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Cost of revenue	$15,478	$11,491	$7,253
Sales and marketing	58,058	55,162	53,397
Research and development	67,961	68,275	63,262
General and administrative	53,336	44,406	38,974
Total stock-based compensation expense*	$194,833	$179,334	$162,886
*Includes amortization of capitalized stock-based compensation of $8.0 million and $4.5 million, respectively, for the years ended December 31, 2024 and 2023, which was initially capitalized as capitalized software and cloud-computing arrangement implementation costs, and was primarily amortized in cost of revenue.
(2)Includes amortization of acquired intangible assets as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Cost of revenue	$25,437	$22,396	$22,428
Sales and marketing	12,700	12,425	12,425
Research and development	2,657	2,757	3,528
Total amortization of acquired intangible assets	$40,794	$37,578	$38,381
(3)Includes employer payroll tax on employee stock transactions as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Cost of revenue	$612	$540	$308
Sales and marketing	3,227	2,766	1,955
Research and development	3,535	3,217	2,474
General and administrative	2,086	1,910	1,202
Total employer payroll tax on employee stock transactions	$9,460	$8,433	$5,939
(4)Includes acquisition-related expenses as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Sales and marketing	1,448	2,483	1,725
Research and development	32	6,370	5,549
General and administrative	808	35	2,128
Total acquisition-related expenses	$2,288	$8,888	$9,402

Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Revenue	$1,151,708	$950,010	$201,698	21%
In 2024, our revenue increased by $201.7 million, or 21%, compared to 2023, of which approximately 64% was attributable to revenue from existing customers and approximately 36% was attributable to revenue from new customers acquired during 2024. The increase in revenue from existing customers includes the net benefit of a full year of subscription revenue in 2024 from customers that were newly acquired in 2023 and continued their subscriptions in 2024, and customers that expanded their subscriptions in 2024 through the purchase of additional construction volume or products and services.
Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Cost of revenue	$205,612	$174,462	$31,150	18%
Gross profit	946,096	775,548	170,548	22%
Gross margin	82%	82%
The increase in cost of revenue during 2024 was primarily attributable to an increase of $13.7 million in amortization of capitalized software development costs. The increase in cost of revenue was also attributable to a $9.6 million increase in third-party cloud hosting and related services as we grow our customer base; a $4.1 million increase in personnel-related expenses, including increases of $2.7 million in salaries and wages, $0.9 million in stock-based compensation expense, and $0.3 million in severance costs incurred related to the restructuring event in January 2024; and a $3.0 million increase in amortization of developed technology intangible assets. Our cost of revenue headcount remained consistent since December 31, 2023, as we continue to focus on improving operating efficiency.
Operating Expenses

	Year Ended December 31,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Sales and marketing	$552,019	$494,908	$57,111	12%
The increase in sales and marketing expenses during 2024 was primarily attributable to an increase of $18.7 million in marketing events and expenses to drive customer growth. The increase in sales and marketing expenses was also attributable to a $15.1 million increase in professional fees, including contractors to support our staff levels and professional service fees to support our GTM operating model; a $13.6 million increase in personnel-related expenses, including increases of $9.3 million in salaries and wages, $2.6 million in stock-based compensation expense, and $1.3 million in severance costs incurred related to the restructuring event in January 2024; a $5.5 million increase in travel-related costs; and a $3.0 million increase in computer software expenses. We increased our sales and marketing headcount by 7% since December 31, 2023 to support our GTM operating model.

	Year Ended December 31,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Research and development	$312,987	$300,571	$12,416	4%
The increase in research and development expenses during 2024 was primarily attributable to an increase of $13.5 million in professional fees, including contractors to support our staff levels. The increase in research and development expenses was also attributable to a $2.5 million increase in computer software expenses, and a $1.3 million increase in travel-related costs. The increases in research and development expenses were partially offset by a decrease of $6.2 million in acquisition-related expenses, including $4.9 million related to the acceleration of cash retention payments in the first quarter of 2023 upon the departure of certain employees from our previous acquisitions; and a decrease of $0.2 million in personnel-related expenses, including decreases of $1.9 million in salaries and wages and $0.3 million in stock-based compensation expense, partially offset by an increase of $1.8 million in severance costs incurred related to the restructuring event in January 2024. We increased our research and development headcount by 42% since December 31, 2023 in order to continue to build, enhance, maintain, and scale our products, services, and platform as part of our global workforce strategy.

	Year Ended December 31,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
General and administrative	$217,513	$195,746	$21,767	11%
The increase in general and administrative expenses during 2024 was primarily attributable to an increase of $19.2 million in personnel-related expenses, including increases of $9.4 million in salaries and wages, $8.9 million in stock-based compensation expense, and $0.8 million in severance costs incurred related to the restructuring event in January 2024. The increase in general and administrative expenses was also attributable to a $10.3 million increase in professional fees, including contractors to support our staff levels and professional service fees to support our corporate strategic initiatives; a $2.6 million increase in computer software expenses; and a $1.8 million increase in travel-related costs. The increases in general and administrative expenses were partially offset by a $7.1 million decrease in bad debt expenses primarily relating to the receivables from our materials financing business, which we ceased originations under in the fourth quarter of 2023. We increased our general and administrative headcount by 2% since December 31, 2023 in order to continue to support the efficiency of other departments and the growth of our business.
Interest Income, Interest Expense, Accretion Income, Net, Other Expense, Net, and Provision for Income Taxes

	Year Ended December 31,		Change
	2024	2023	Dollar	Percent

	(dollars in thousands)
Interest income	$23,694	$19,779	$3,915	20%
Interest expense	1,899	1,957	(58)	(3%)
Accretion income, net	13,583	9,794	3,789	39%
Other expense, net	3,136	360	2,776	*
Provision for income taxes	1,775	1,273	502	39%
*Percentage not meaningful
During 2024, our interest income increased by $3.9 million due to an increase in the balances of our money market funds, cash savings accounts, and marketable securities; accretion income, net increased by $3.8 million due to an increase in the balances of our marketable securities; and other expense, net increased due to foreign currency losses.

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
Stock-based compensation expense includes the net effects of capitalization and amortization of stock-based compensation expense related to capitalized software and cloud-computing arrangement implementation costs. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of the compensation provided to our employees. Because of varying available valuation methodologies, subjective assumptions, and the variety of equity instruments that can impact a company’s non-cash expenses, we believe that providing non-GAAP financial measures that exclude stock-based compensation expense allows for meaningful comparisons between our operating results from period to period. The expense related to amortization of acquired intangible assets is a non-cash expense is and dependent upon estimates and assumptions, which can vary significantly and are unique to each asset acquired; therefore, we believe that non-GAAP measures that adjust for the amortization of acquired intangible assets provide investors a consistent basis for comparison across accounting periods. The amount of employer payroll tax-related items on employee stock transactions is dependent on restricted stock unit (“RSU”) settlements, option exercises, related stock price, and other factors that are beyond our control and that do not correlate to the operation of our business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution than the accounting charges associated with such grants). Since the amount of employer payroll tax-related items on employee stock transactions is highly variable due to factors outside our control, and unrelated to our core operations, operating results, revenue-generating activities, business strategy, industry, or regulatory environment, management does not consider employer payroll tax on employee stock transactions in the evaluation of the business or in making operating plans. Accordingly, we believe this adjustment in arriving at our non-GAAP measures provides investors with a better understanding of the performance of our core business in a manner that is consistent with management’s view of the business. Acquisition-related expenses include external and incremental transaction costs, such as legal and due diligence costs, and retention payments. These expenses are unpredictable and generally would not have otherwise been incurred in the periods presented as part of our continuing operations. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related expenses, may not be indicative of such future costs. We believe excluding acquisition-related expenses facilitates the comparison of our financial results to our historical operating results and to other companies in our industry. Overall, we believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results period-over-period and to those of peer companies.
The following tables present reconciliations of our GAAP financial measures to our non-GAAP financial measures for the periods presented:
Reconciliation of gross profit and gross margin to non-GAAP gross profit and non-GAAP gross margin:

	Year Ended December 31,
	2024	2023	2022

	(dollars in thousands)
Revenue	$1,151,708	$950,010	$720,203
Gross profit	946,096	775,548	571,787
Stock-based compensation expense	15,478	11,491	7,253
Amortization of acquired technology intangible assets	25,437	22,396	22,428
Employer payroll tax on employee stock transactions	612	540	308
Non-GAAP gross profit	$987,623	$809,975	$601,776
Gross margin	82%	82%	79%
Non-GAAP gross margin	86%	85%	84%

Reconciliation of operating expenses to non-GAAP operating expenses:

	Year Ended December 31,
	2024	2023	2022

	(dollars in thousands)
Revenue	$1,151,708	$950,010	$720,203
GAAP sales and marketing	552,019	494,908	424,976
Stock-based compensation expense	(58,058)	(55,162)	(53,397)
Amortization of acquired intangible assets	(12,700)	(12,425)	(12,425)
Employer payroll tax on employee stock transactions	(3,227)	(2,766)	(1,955)
Acquisition-related expenses	(1,448)	(2,483)	(1,725)
Non-GAAP sales and marketing	$476,586	$422,072	$355,474
GAAP sales and marketing as a percentage of revenue	48%	52%	59%
Non-GAAP sales and marketing as a percentage of revenue	41%	44%	49%

GAAP research and development	$312,987	$300,571	$270,982
Stock-based compensation expense	(67,961)	(68,275)	(63,262)
Amortization of acquired intangible assets	(2,657)	(2,757)	(3,528)
Employer payroll tax on employee stock transactions	(3,535)	(3,217)	(2,474)
Acquisition-related expenses	(32)	(6,370)	(5,549)
Non-GAAP research and development	$238,802	$219,952	$196,169
GAAP research and development as a percentage of revenue	27%	32%	38%
Non-GAAP research and development as a percentage of revenue	21%	23%	27%

GAAP general and administrative	$217,513	$195,746	$166,283
Stock-based compensation expense	(53,336)	(44,406)	(38,974)
Employer payroll tax on employee stock transactions	(2,086)	(1,910)	(1,202)
Acquisition-related expenses	(808)	(35)	(2,128)
Non-GAAP general and administrative	$161,283	$149,395	$123,979
GAAP general and administrative as a percentage of revenue	19%	21%	23%
Non-GAAP general and administrative as a percentage of revenue	14%	16%	17%

Reconciliation of loss from operations and operating margin to non-GAAP income (loss) from operations and non-GAAP operating margin:

	Year Ended December 31,
	2024	2023	2022

	(dollars in thousands)
Revenue	$1,151,708	$950,010	$720,203
Loss from operations	(136,423)	(215,677)	(290,454)
Stock-based compensation expense	194,833	179,334	162,886
Amortization of acquired intangible assets	40,794	37,578	38,381
Employer payroll tax on employee stock transactions	9,460	8,433	5,939
Acquisition-related expenses	2,288	8,888	9,402
Non-GAAP income (loss) from operations	$110,952	$18,556	$(73,846)
Operating margin	(12%)	(23%)	(40%)
Non-GAAP operating margin	10%	2%	(10%)
Liquidity and Capital Resources
As of December 31, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $821.4 million, which were held in money market funds, U.S. treasury securities, corporate notes and obligations, commercial paper, checking accounts, and savings accounts. Our investments in marketable securities are exposed to interest rate risk; however, due to the short-term nature of our investments, we do not anticipate being exposed to material risks due to changes in interest rates.
As of December 31, 2024, we had outstanding letters of credit on an unsecured basis totaling approximately $4.3 million to secure various leased office facilities in the U.S. and Australia.
Our cash sources primarily consist of cash generated from sales to our customers, maturities of our marketable securities, proceeds from employees through stock option exercises and our employee stock purchase plan (“ESPP”), and interest income on our marketable securities, money market funds, and savings account balances.
Our cash requirements are primarily for operating expenses, which include personnel-related costs, purchase obligations primarily for hosting and software license and other services, lease obligations, and capital expenditures for our employees and offices. We also fund investments which help drive our strategic business growth through acquisitions and investments in equity securities and limited partnership funds. In February 2025, we began using cash to fund withholding taxes due upon the vesting of employee RSUs by net share settlement, rather than our previous approach of selling shares of our common stock issued to employees to cover applicable withholding taxes.
In the next 12 months, we have net contractual tenant improvement reimbursements benefit from operating leases of $3.2 million, and net contractual commitments consisting of finance lease obligations of $4.0 million and non-cancelable purchase commitments of $28.7 million, as disclosed in Note 6 and Note 11 of the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In February 2025, the Company modified its office leases in Austin, Texas to expand the leased premises and extend the lease terms, which resulted in an $9.2 million net contractual tenant improvement reimbursements benefit in the next 12 months. We believe our existing cash, cash equivalents, and marketable securities will be sufficient to meet our needs for at least the next 12 months. While we have generated positive cash flows from operations in recent years, we have continued to generate losses from operations, as reflected in our accumulated deficit of $1.2 billion as of December 31, 2024. We may not achieve profitability in the foreseeable future and may require additional capital resources to execute strategic initiatives to grow our business.
This assessment is a forward-looking statement and involves risks and uncertainties. Beyond the next 12 months, we have net contractual commitments that we are reasonably likely to incur consisting of operating lease obligations of $57.8 million, finance lease obligations of $52.4 million, and non-cancelable purchase commitments of $23.1 million, as disclosed in Note 6 and Note 11 of the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The amendment to the office leases in Austin, Texas in February 2025 resulted in an additional $31.2 million operating lease obligation, net of tenant improvement reimbursement, beyond the next 12 months. Our additional future capital requirements will depend on many factors, including our revenue growth rate, new customer acquisition and subscription renewal activity, timing of billing activities, our ability to integrate the companies or technologies we acquire and realize strategic and financial benefits from our investments and acquisitions, other strategic transactions or investments we may enter into, the volume and timing of any stock repurchases under our stock repurchase program, the timing and extent of spending to support further sales and marketing and research and development efforts, general and administrative expenses to support our growth (including international expansion), and inflation. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing to fund these activities. If we are unable to raise additional capital when desired, or on acceptable terms, our business, results of operations, and financial condition could be materially adversely affected.
Further, as of December 31, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2024	2023	2022

	(dollars in thousands)
Net cash provided by operating activities	$196,172	$92,015	$12,608
Net cash used in investing activities	(150,109)	(76,061)	(340,476)
Net cash provided by financing activities	36,236	41,165	38,652
Operating Activities
Our largest source of cash from operating activities is collections from the sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting and software license expenses, and overhead.
Net cash provided by operating activities was $196.2 million in 2024 which resulted from a net loss of $106.0 million, adjusted for non-cash charges of $277.9 million and a net cash inflow of $24.2 million from changes in operating expenses and liabilities. The $24.2 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:
•a $79.1 million increase in deferred revenue primarily due to the growth of our business and timing of billings; and
•a $19.7 million increase in accounts payable primarily due to timing of cash payments to our vendors.
These changes in our operating assets and liabilities were partially offset by the following:
•a $39.5 million increase in accounts receivable primarily due to the growth of our business and timing of billings and cash receipts from customers;
•a $15.5 million decrease in accrued expenses and other liabilities primarily due to the size and timing of bonus accruals, payroll accruals, and cash payments to our vendors;
•a $9.0 million increase in deferred contract cost assets related to commissions as a result of additional customer contracts closed during the period;
•a $7.3 million decrease in operating lease liabilities related to lease payments; and

•a $3.3 million increase in prepaid expenses and other current assets primarily due to timing of cash payments to our vendors.
Net cash provided by operating activities was $92.0 million in 2023, which resulted from a net loss of $189.7 million, adjusted for non-cash charges of $258.3 million and a net cash inflow of $23.4 million from changes in operating assets and liabilities. The $23.4 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:
•a $106.6 million increase in deferred revenue primarily due to the growth of our business and timing of billings; and
•a $4.8 million increase in accrued expenses and other liabilities primarily due to personnel-related expenses and timing of cash payments to our vendors.
These changes in our operating assets and liabilities were partially offset by the following:
•a $57.5 million increase in accounts receivable primarily due to timing of billings and cash receipts from customers from the growth of our business;
•a $13.8 million decrease in operating lease liabilities related to lease payments;
•a $9.3 million increase in deferred contract cost assets related to commissions as a result of additional customer contracts closed during the period; and
•a $6.4 million increase in prepaid expenses and other assets primarily due to timing of cash payments to our vendors.
Investing Activities
Net cash used in investing activities of $150.1 million in 2024 consisted of cash outflows for purchases of marketable securities of $491.5 million, capitalized software development costs of $49.5 million, business combinations of $25.9 million, purchases of property and equipment of $19.1 million, asset acquisitions of $3.8 million, and purchases of strategic investments of $2.4 million. Such outflows were partially offset by $440.5 million in maturities of marketable securities and $1.6 million of customer repayments for materials financing.
Net cash used in investing activities of $76.1 million in 2023 consisted of purchases of marketable securities of $402.4 million, capitalized software development costs of $34.7 million, originations for materials financing of $24.0 million, purchases of property and equipment of $10.3 million, and asset acquisitions of $7.8 million. Such outflows were partially offset by $372.2 million of maturities of marketable securities, $26.2 million of customer repayments for materials financing, and $5.5 million in sales of marketable securities.
Financing Activities
Net cash provided by financing activities of $36.2 million in 2024 consisted of $24.1 million in proceeds from employee purchases under the ESPP and $15.7 million in proceeds from stock option exercises, partially offset by $2.0 million in payments on our finance lease obligations and $1.5 million in deferred business combination consideration.
Net cash provided by financing activities was $41.2 million in 2023, which primarily consisted of $25.4 million in proceeds from our ESPP and $17.6 million in proceeds from stock option exercises, partially offset by $1.8 million in payments on our finance lease obligations.
Capital Allocation Strategy
We have a balanced approach to capital allocation based on the following priorities: driving organic and efficient revenue growth; investing in accretive mergers and acquisitions; and returning capital to stockholders through regular evaluation of share repurchases, as appropriate.
Stock Repurchase Program
On October 29, 2024, our Board authorized a stock repurchase program to repurchase up to $300.0 million of our outstanding common stock. We intend to opportunistically repurchase shares of our common stock from time to time through the open market (including via pre-set trading plans), or other transactions in accordance with applicable securities laws, in each case, subject to market conditions, applicable legal requirements, and other relevant factors. The timing of stock repurchases and the actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities, and will be subject to the discretion of our management within its authorization. The stock repurchase program will be funded using our working capital. The stock repurchase program does not obligate us to acquire any particular number of shares of our common stock, or any shares at all. The stock repurchase program expires on October 29, 2025, and may be suspended or discontinued at any time at our discretion and without notice. We did not repurchase any shares under our authorized stock repurchase program during the year ended December 31, 2024.
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
In 2022, we began granting PSUs to certain employees, which vest based on the achievement of certain operating performance targets. Such awards also require the employees' continued service through the date the related shares vest. We recognize compensation expense for such awards on a graded vesting basis, through the expected vest date, beginning in the period in which it becomes probable that the performance target will be achieved. Management reassesses the probability of achievement for such awards each reporting period. The portion of expense recognized in any period may fluctuate depending on changing estimates of the achievement of the performance conditions.
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
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $821.4 million as of December 31, 2024. Cash, cash equivalents, and marketable securities consist of money market funds, U.S. treasury securities, corporate notes and obligations, commercial paper, checking accounts, and savings accounts. The cash and cash equivalents are held for working capital and general corporate purposes. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of December 31, 2024, a hypothetical 100 basis points increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Procore Technologies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Procore Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company’s consolidated revenue was $1,151.7 million for the year ended December 31, 2024. The Company generates substantially all of its revenue from subscriptions for access to its software products and related support. Access to software products and support represents a series of distinct services as the Company fulfills its obligation to the customer and the customer receives and consumes the benefits of the software products and support over the subscription term. The series of distinct services represents a single performance obligation. The transaction price is determined by the stated fixed fees in the contract and revenue is recognized ratably over the term of the subscription agreement.
The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to revenue recognized.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to the revenue recognition process, including controls over the revenue recognized. These procedures also included, among others (i) evaluating the revenue recognized on a test basis by (a) obtaining and inspecting source documents, such as contracts with customers and (b) recalculating revenue recognized based on the terms of the related contract, and (ii) evaluating occurrence and accuracy of revenue on a test basis, by examining valid contracts and other supporting documents, as applicable.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 26, 2025
We have served as the Company’s auditor since 2015.

Procore Technologies, Inc.
Consolidated Balance Sheets

	December 31,
(in thousands, except number of shares and par value)	2024	2023
Assets
Current assets
Cash and cash equivalents	$437,722	$357,790
Marketable securities (amortized cost of $337,253 and $320,166 at December 31, 2024 and 2023, respectively)	337,673	320,161
Accounts receivable, net of allowance for credit losses of $6,109 and $4,791 at December 31, 2024 and 2023, respectively	246,472	206,644
Contract cost asset, current	33,922	28,718
Prepaid expenses and other current assets	44,090	42,421
Total current assets	1,099,879	955,734
Marketable securities, non-current (amortized cost of $46,042 and $0 at December 31, 2024 and 2023, respectively)	46,042	—
Capitalized software development costs, net	112,321	83,045
Property and equipment, net	43,592	36,258
Right of use assets - finance leases	31,727	34,375
Right of use assets - operating leases	28,790	44,141
Contract cost asset, non-current	47,505	44,564
Intangible assets, net	120,946	137,546
Goodwill	549,651	539,354
Other assets	20,918	18,551
Total assets	$2,101,371	$1,893,568
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$33,146	$13,177
Accrued expenses	88,740	100,075
Deferred revenue, current	584,719	501,903
Other current liabilities	21,427	27,275
Total current liabilities	728,032	642,430
Deferred revenue, non-current	5,815	7,692
Finance lease liabilities, non-current	41,352	43,581
Operating lease liabilities, non-current	32,697	37,923
Other liabilities, non-current	5,122	6,332
Total liabilities	813,018	737,958
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized at December 31, 2024 and 2023; 0 shares issued and outstanding at December 31, 2024 and 2023.	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at December 31, 2024 and 2023; 149,853,135 and 144,806,464 shares issued and outstanding at December 31, 2024 and 2023, respectively.	15	15
Additional paid-in capital	2,535,868	2,295,807
Accumulated other comprehensive loss	(2,737)	(1,375)
Accumulated deficit	(1,244,793)	(1,138,837)
Total stockholders’ equity	1,288,353	1,155,610
Total liabilities and stockholders’ equity	$2,101,371	$1,893,568
The accompanying notes are an integral part of these consolidated financial statements.

Procore Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except share and per share amounts)	2024	2023	2022
Revenue	$1,151,708	$950,010	$720,203
Cost of revenue	205,612	174,462	148,416
Gross profit	946,096	775,548	571,787
Operating expenses
Sales and marketing	552,019	494,908	424,976
Research and development	312,987	300,571	270,982
General and administrative	217,513	195,746	166,283
Total operating expenses	1,082,519	991,225	862,241
Loss from operations	(136,423)	(215,677)	(290,454)
Interest income	23,694	19,779	5,826
Interest expense	(1,899)	(1,957)	(2,135)
Accretion income, net	13,583	9,794	2,035
Other expense, net	(3,136)	(360)	(1,737)
Loss before provision for income taxes	(104,181)	(188,421)	(286,465)
Provision for income taxes	1,775	1,273	466
Net loss	$(105,956)	$(189,694)	$(286,931)
Net loss per share attributable to common stockholders, basic and diluted	$(0.72)	$(1.34)	$(2.10)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	147,444,772	141,961,467	136,525,728
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax	$(1,787)	$437	$(1,355)
Unrealized income (loss) on available-for-sale debt and marketable securities, net of tax	425	504	(378)
Total other comprehensive (loss) income	(1,362)	941	(1,733)
Comprehensive loss	$(107,318)	$(188,753)	$(288,664)
The accompanying notes are an integral part of these consolidated financial statements.

Procore Technologies, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2021	134,046,926	$13	$1,852,071	$(583)	$(662,212)	$1,189,289
Exercise of stock options	1,716,286	—	22,317	—	—	22,317
Stock-based compensation	—	—	171,704	—	—	171,704
Issuance of common stock upon settlement of restricted stock units	2,845,174	1	—	—	—	1
Issuance of common stock for employee stock purchase plan	551,753	—	22,133	—	—	22,133
Adjustment of holdback shares released for business combination	(605)	—	—	—	—	—
Other comprehensive loss	—	—	—	(1,733)	—	(1,733)
Net loss	—	—	—	—	(286,931)	(286,931)
Balance as of December 31, 2022	139,159,534	$14	$2,068,225	$(2,316)	$(949,143)	$1,116,780
Exercise of stock options	1,371,834	—	17,630	—	—	17,630
Stock-based compensation	—	—	184,552	—	—	184,552
Issuance of common stock upon settlement of restricted stock units	3,699,168	1	—	—	—	1
Issuance of common stock for employee stock purchase plan	575,928	—	25,400	—	—	25,400
Other comprehensive income	—	—	—	941	—	941
Net loss	—	—	—	—	(189,694)	(189,694)
Balance as of December 31, 2023	144,806,464	$15	$2,295,807	$(1,375)	$(1,138,837)	$1,155,610
Exercise of stock options	1,187,141	—	15,773	—	—	15,773
Stock-based compensation	—	—	200,219	—	—	200,219
Issuance of common stock upon settlement of restricted stock units	3,393,832	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	465,698	—	24,069	—	—	24,069
Other comprehensive loss	—	—	—	(1,362)	—	(1,362)
Net loss	—	—	—	—	(105,956)	(105,956)
Balance as of December 31, 2024	149,853,135	$15	$2,535,868	$(2,737)	$(1,244,793)	$1,288,353
The accompanying notes are an integral part of these consolidated financial statements.

Procore Technologies, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023	2022
Operating activities
Net loss	$(105,956)	$(189,694)	$(286,931)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock-based compensation	186,880	174,835	162,886
Depreciation and amortization	89,753	71,633	63,039
Accretion of discounts on marketable debt securities, net	(12,830)	(9,790)	(2,009)
Abandonment of long-lived assets	1,428	1,488	1,344
Noncash operating lease expense	11,102	13,092	10,170
Unrealized foreign currency loss (gain), net	2,304	(524)	(351)
Deferred income taxes	(881)	(769)	(283)
Provision for credit losses	591	8,052	2,584
(Increase) decrease in fair value of strategic investments	(454)	287	483
Changes in operating assets and liabilities, net of effect of asset acquisitions and business combinations
Accounts receivable	(39,501)	(57,492)	(35,817)
Deferred contract cost assets	(8,993)	(9,306)	(21,974)
Prepaid expenses and other assets	(3,318)	(6,368)	(3,754)
Accounts payable	19,729	(938)	459
Accrued expenses and other liabilities	(15,501)	4,759	34,623
Deferred revenue	79,091	106,590	97,029
Operating lease liabilities	(7,272)	(13,840)	(8,890)
Net cash provided by operating activities	196,172	92,015	12,608
Investing activities
Purchases of property and equipment	(19,143)	(10,325)	(15,782)
Capitalized software development costs	(49,529)	(34,685)	(33,648)
Purchases of strategic investments	(2,367)	(764)	(3,959)
Purchases of marketable securities	(491,475)	(402,424)	(369,206)
Maturities of marketable securities	440,537	372,240	85,632
Sales of marketable securities	—	5,452	—
Originations of materials financing	—	(23,972)	(23,489)
Customer repayments of materials financing	1,605	26,242	18,685
Asset acquisitions, net of cash acquired	(3,792)	(7,825)	—
Acquisition of businesses, net of cash acquired	(25,945)	—	—
Settlement of post-close working capital adjustments from business combinations	—	—	1,291
Net cash used in investing activities	$(150,109)	$(76,061)	$(340,476)
The accompanying notes are an integral part of these consolidated financial statements.

Procore Technologies, Inc.
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
(in thousands)	2024	2023	2022
Financing activities
Proceeds from stock option exercises	$15,737	$17,618	$22,364
Proceeds from employee stock purchase plan	24,069	25,400	22,133
Payments of deferred offering costs	—	—	(270)
Payment of deferred business combination consideration	(1,470)	—	(3,870)
Payment of deferred asset acquisition consideration	(81)	—	—
Principal payments under finance lease agreements, net of proceeds from lease incentives	(2,019)	(1,853)	(1,705)
Net cash provided by financing activities	36,236	41,165	38,652
Net increase (decrease) in cash, cash equivalents and restricted cash	82,299	57,119	(289,216)
Effect of exchange rate changes on cash	(2,367)	855	(180)
Cash, cash equivalents and restricted cash, beginning of period	357,790	299,816	589,212
Cash, cash equivalents and restricted cash, end of period	$437,722	$357,790	$299,816

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$437,722	$357,790	$296,712
Restricted cash, non-current at end of period included in other assets	—	—	3,104
Total cash, cash equivalents and restricted cash at end of period shown in the consolidated statements of cash flows	$437,722	$357,790	$299,816
Supplemental disclosure of cash flow information
Cash paid for interest other than finance leases	$25	$4	$94
Cash paid for income taxes, net of refunds received	2,674	859	700
Stock-based compensation capitalized for cloud-computing arrangement costs	104	296	256
Cash received for lease incentives	2,620	789	2,024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	1,874	1,953	2,017
Operating cash flows from operating leases	11,871	15,971	12,092
Financing cash flows from finance leases	2,221	2,054	1,906
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses at year end	1,638	754	1,472
Capitalized software development costs included in accounts payable and accrued expenses at year end	3,775	1,905	1,645
Deferred asset acquisition payment included in other current liabilities and other non-current liabilities at year end	1,400	1,405	—
Stock-based compensation capitalized for software development	13,235	9,421	8,562
Conversion of available-for-sale debt securities into equity securities	350	—	3,680
Right of use assets obtained in exchange for operating lease liabilities	(3,875)	15,385	10,198
Noncash net change due to operating lease remeasurement	(89)	(115)	(1,642)
The accompanying notes are an integral part of these consolidated financial statements.

Procore Technologies, Inc. Notes to Consolidated Financial Statements

1.ORGANIZATION AND DESCRIPTION OF BUSINESS
Description of business
Procore Technologies, Inc. (together with its subsidiaries, “Procore” or the “Company”) provides a cloud-based construction management platform and related products and services that allow the construction industry’s key stakeholders, such as owners, general contractors, and specialty contractors, to collaborate on construction projects.
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
Segments
The Company operates as a single operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer (“CEO”). In recent years, the Company has completed a number of acquisitions which have allowed it to expand its platform capabilities and related products and services.
The Company generates substantially all of its revenue from subscriptions for access to its software products and related support. While the Company provides different products and services, including as a result of its acquisitions, its business operates as one operating segment because its CODM evaluates the Company’s revenue, expenses and assets as reported on the consolidated income statement and balance sheet for purposes of assessing financial performance and allocating resources on a consolidated basis. The CODM uses consolidated revenue, expenses, and assets in deciding whether to invest into various parts of the Company, such as managing budget and acquisitions.

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Concentrations of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, investments in marketable securities, accounts receivable, and materials financing receivables.
The Company maintains its cash, cash equivalents, and restricted cash balances with major financial institutions that may at times exceed federally insured limits. However, the Company believes that these financial institutions are financially sound with minimal credit risk. During the years ended December 31, 2024 and 2023, there were no credit losses recorded on cash, cash equivalents, or restricted cash.
Investments in marketable securities consist primarily of investment-grade securities and the Company’s investment policy limits the amount of credit exposure to any individual issuer. The Company periodically assesses its portfolio of marketable securities for impairment due to credit losses. The Company evaluates each investment in an unrealized loss position to determine if any portion of the unrealized loss is related to credit losses. In determining whether a credit loss may exist, the Company considers the extent of the unrealized loss position, any adverse conditions specifically related to the security or the issuer’s operating environment, the pay structure of the security, the issuer’s payment history, and any changes in the issuer’s credit rating. Unrealized losses on marketable securities due to expected credit losses are recognized in other expense, net in the accompanying consolidated statements of operations and comprehensive loss. During the years ended December 31, 2024 and 2023, there were no credit losses recorded on marketable securities.
Accounts receivable are recorded at the invoiced amounts, do not require collateral or bear interest, and mainly result from subscriptions to access the Company’s software products. The Company regularly assesses the need for allowances for expected losses from these accounts receivable. Each reporting period, the Company evaluates the collectability of its accounts receivable based on a number of factors such as the age of the receivables, credit quality, historical experience, and current and future economic conditions that may affect a customer’s ability to pay. As of December 31, 2024 and 2023, the Company's allowance for expected credit losses was $6.1 million and $4.8 million, respectively. No customer represented 10% or more of the consolidated accounts receivable balance as of December 31, 2024 and 2023. No single customer accounted for 10% or more of total revenue for the years ended December 31, 2024, 2023, and 2022.
The Company also had receivables related to its materials financing program that financed customers’ purchases of construction materials on deferred payment terms. The related allowance recorded on the Company’s materials financing receivables was primarily based on expectations of credit losses based on a number of factors, such as the age of the receivables, historical loss data, and macroeconomic conditions that may affect a customer’s ability to pay. The Company ceased originations under its materials financing program in October 2023.
Cash, cash equivalents, and restricted cash
The Company classifies all investments that are readily convertible to known amounts of cash and have maturities of three months or less from the date of purchase as cash equivalents, which are carried at fair value. Cash includes cash held in checking and savings accounts. As of December 31, 2024 and 2023, cash equivalents comprised money market funds that were recorded at fair value which approximates amortized cost.
From time to time, the Company may post cash collateral to satisfy certain contractual arrangements that arise in the normal course of business and that is contractually restricted as to use. The Company held no restricted cash as of December 31, 2024 or 2023.
Marketable securities
Investments with stated maturities of greater than three months are classified as marketable securities, which consist of United States (“U.S.”) treasury securities, commercial paper, corporate notes and obligations, and time deposits. All marketable securities held as of December 31, 2024 and 2023 are classified as available-for-sale debt securities, which are recorded at fair value. The Company's marketable securities are classified as either short-term or long-term in the accompanying consolidated balance sheets based on the security's

Procore Technologies, Inc. Notes to Consolidated Financial Statements

contractual maturity at the balance sheet date. The Company re-evaluates such classification at each balance sheet date.
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
Foreign currency transactions and translation
The functional currency of the Company’s foreign subsidiaries in Australia, Canada, and England is the local currency of such countries, and the functional currency of the Company’s subsidiaries in Mexico, Egypt, Singapore, United Arab Emirates, France, Ireland, Germany, India, Czech Republic, and Costa Rica is U.S. Dollars. For foreign subsidiaries where the functional currency is the local currency of such countries, assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the balance sheet date, stockholders’ equity is translated at the applicable historical exchange rate, and revenue and expenses are translated using the average exchange rates during the period. The effect of exchange rate changes resulting from the translation of the foreign subsidiary financial statements is accounted for as a component of accumulated other comprehensive loss.
In addition, the Company incurs foreign currency transaction gains and losses, including those related to intercompany agreements among the Company and its subsidiaries, which are recorded in other expense, net in the accompanying consolidated statements of operations and comprehensive loss. Foreign currency gains and losses were not material for the years ended December 31, 2024, 2023, and 2022.
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

Procore Technologies, Inc. Notes to Consolidated Financial Statements

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
Self-insurance reserves
The Company has elected to partially self-fund its health insurance plan. To reduce its risk related to high-dollar claims, the Company maintains individual stop-loss insurance. The Company estimates its exposure for claims incurred at the end of each reporting period, including claims not yet reported, with the assistance of an independent third-party actuary. As of December 31, 2024 and 2023, the Company’s self-insurance accrual was $2.7 million and $3.3 million, respectively, included within other current liabilities on the accompanying consolidated balance sheets.
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
Available-for-sale debt securities
The Company may hold investments in debt securities of privately held companies, which are classified as available-for-sale debt securities. Such available-for-sale debt securities are recorded at fair value with changes in fair value recorded in other comprehensive income or loss. The Company periodically reviews its available-for-sale debt securities to determine if there has been an other-than-temporary decline in fair value. If the impairment is deemed other-than-temporary, the portion of the impairment related to credit losses is recognized in other expense, net in the accompanying consolidated statements of operations and comprehensive loss, and the portion related to non-credit related losses is recognized as a component of comprehensive loss.

Procore Technologies, Inc. Notes to Consolidated Financial Statements

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
The Company has an in-process research and development (“IPR&D”) intangible asset, which is considered indefinite-lived and is assessed annually for impairment. Upon completion of the project, the IPR&D intangible asset will be considered a finite-lived intangible asset and amortized over its estimated useful life. If the project were to be abandoned, the IPR&D would be considered fully impaired and recognized in research and development expenses within the accompanying consolidated statements of operations and comprehensive loss.
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

Procore Technologies, Inc. Notes to Consolidated Financial Statements

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
Cloud computing arrangements
The Company capitalizes qualifying implementation costs related to hosting arrangements that are service contracts (cloud computing arrangements). Such costs are amortized on a straight-line basis over the software’s estimated useful life, which is generally the term of the hosting relationship, and ranges from three to five years. The related amortization expense is recorded in operating expenses within the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2024 and 2023, the Company’s gross capitalized costs were $11.5 million and $10.3 million, respectively, and the related accumulated amortization was $4.8 million and $2.9 million, respectively. Capitalized amounts are included in prepaid expenses and other current assets and other assets on the accompanying consolidated balance sheets.
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

Procore Technologies, Inc. Notes to Consolidated Financial Statements

As of December 31, 2024 and 2023, the carrying value of the Company’s financial instruments included in current assets and current liabilities (including accounts receivable, accounts payable, and accrued expenses) approximate fair value due to the short-term nature of such items. The Company measures its cash held in money market funds, marketable securities, and investments in available-for-sale debt securities at fair value each reporting period. The estimation of fair value for available-for-sale debt securities in private companies requires the use of significant unobservable inputs, and as a result, the Company classifies these assets as Level 3 within the fair value hierarchy.
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
Materials financing revenues and receivables
In connection with its acquisition of Express Lien, Inc. (d/b/a Levelset) (“Levelset”), in November 2021, the Company assumed a materials financing program to help facilitate the purchase of construction materials from fulfillment partners (the Company’s suppliers) on behalf of its customers, allowing such customers to finance their materials purchases from the Company on deferred payment terms. Prior to the Company ceasing originations under its materials financing program in October 2023, the fulfillment partner was primarily responsible for fulfilling the materials purchases and the Company did not have control over such materials. The Company earned revenues from origination fees and finance charges on the amounts it financed for customers on deferred payment terms, which were typically 120 days. Such fees earned were computed and recognized based on the effective interest method and are presented net of any related reserves and amortization of deferred origination costs. During the year ended December 31, 2024, credit losses incurred in connection with the Company's materials financing program were immaterial. During the year ended December 31, 2023, the Company incurred credit losses of $8.1 million in connection with its materials financing program, which are recorded in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.
As of December 31, 2024, there were no gross receivables outstanding from customers or allowance for credit losses related to the materials financing program. As of December 31, 2023, gross receivables under the materials financing program were $5.7 million, and the related allowance for expected credit losses was $3.8 million. Materials financing receivables, net of allowances, are recorded within prepaid expenses and other current assets on the accompanying consolidated balance sheets.
Revenue recognition
The Company generates substantially all of its revenue from subscriptions for access to its software products and related support. The software products are hosted on its cloud-based SaaS construction management platform. Subscriptions are sold for a fixed fee and revenue is recognized ratably over the term of

Procore Technologies, Inc. Notes to Consolidated Financial Statements

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
Deferred revenue
Contract liabilities consist of revenue that is deferred when the Company has the contractual right to invoice in advance of transferring services to its customers. Substantially all deferred revenue at the beginning of 2024, 2023, and 2022 was recognized as revenue within the following 12-month period.
Remaining performance obligations
The transaction price allocated to remaining performance obligations (“RPO”) represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancelable contracts that will be invoiced and recognized as revenue in future periods. The Company’s current RPO represents future revenue under existing contracts that is expected to be recognized as revenue in the next 12 months. As of December 31, 2024, the aggregate amount of the transaction price allocated to RPO was $1.3 billion, of which the Company expects to recognize approximately $829.7 million, or 64%, as revenue in the next 12 months and substantially all of the remaining $456.8 million between 12 and 36 months thereafter.

Procore Technologies, Inc. Notes to Consolidated Financial Statements

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
The following table presents the changes in contract cost assets (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$73,282	$64,077	$42,919
Additions	39,699	37,243	41,750
Amortization	(31,554)	(28,038)	(20,592)
Ending balance	$81,427	$73,282	$64,077

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
Sales and marketing
Sales and marketing expenses primarily consist of personnel-related compensation expenses for the Company’s sales and marketing organizations. Additionally, sales and marketing expenses include non-personnel-related expenses, such as advertising costs, marketing events, travel, trade shows, and other marketing activities; amortization of acquired customer relationship intangible assets; contractor costs to supplement the Company’s staff levels; consulting services; and allocated overhead. Advertising costs are expensed as incurred. During the years ended December 31, 2024, 2023, and 2022, the Company incurred advertising costs of $61.8 million, $43.1 million, and $37.2 million, respectively.
Research and development
Research and development expenses primarily consist of personnel-related compensation expenses for the Company’s engineering, product, and design teams. Additionally, research and development expenses include non-personnel-related expenses, such as contractor costs to supplement the Company’s staff levels,

Procore Technologies, Inc. Notes to Consolidated Financial Statements

consulting services, amortization of certain acquired intangible assets used in research and development activities, and allocated overhead.
General and administrative
General and administrative expenses primarily consist of personnel-related compensation expenses for the Company’s information technology, human resources, finance, legal, executive, and other administrative functions. Additionally, general and administrative expenses include non-personnel-related expenses, such as professional fees for audit, legal, tax, and other external consulting services, including acquisition-related transaction expenses; costs associated with operating as a public company, including insurance costs, professional services, investor relations, and other compliance costs; property and use taxes; licenses, travel and entertainment costs; and allocated overhead.
Stock-based compensation
The Company recognizes stock-based compensation cost equal to the grant date fair value of stock-based awards. Stock-based awards include stock options, restricted stock units ("RSUs"), employee stock purchase plan (“ESPP”), performance-based restricted stock units (“PSUs”), and restricted stock awards (“RSAs”).
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
A valuation allowance is established if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risk associated with estimates of future taxable income in assessing the need for a valuation allowance. Significant judgment is required in determining the provision for income taxes and deferred tax assets and liabilities.
The Company recognizes a tax benefit from an uncertain position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on its technical merits. If this threshold is met, the Company measures the tax benefit as the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement.
The Company recognizes penalties and interest accrued with respect to uncertain tax positions, if any, in the provision for income taxes in the accompanying consolidated statements of operations and comprehensive loss. Accrued penalties and interest related to uncertain tax positions were not material to any period presented.

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Recently adopted accounting pronouncements
Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The new amendment expands reportable segment disclosure requirements through enhanced disclosures about significant segment expenses by requiring disclosure of incremental segment information on an annual and interim basis to enable investors to develop more decision-useful financial analysis. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 31, 2023 and for interim periods within fiscal years beginning after December 31, 2024, with early adoption permitted. Upon adoption, public entities should apply the amendment retrospectively to all periods presented in the financial statements. The Company adopted the guidance for the fiscal year beginning January 1, 2024, and will implement the interim disclosure requirements in fiscal year 2025. There was no impact on the Company’s consolidated financial statements upon adoption.
Recently issued accounting pronouncements - not yet adopted
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses (“ASU 2024-03”). The new amendment expands financial reporting by requiring that public entities disclose additional information about certain expense categories in tabular form in the notes to financial statements at interim and annual reporting periods. ASU 2024-03 is effective for public business entities for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Upon adoption, public entities should apply the amendment either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to all periods presented in the financial statements. The Company is evaluating the impact of the adoption of ASU 2024-03 on its consolidated financial statements and disclosures.
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
3.INVESTMENTS
Marketable securities
Marketable securities consisted of the following as of December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$126,916	$142	$(13)	$127,045
Commercial paper	18,414	19	—	18,433
Corporate notes and obligations	237,965	339	(67)	238,237
Total marketable securities	$383,295	$500	$(80)	$383,715

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Marketable securities consisted of the following as of December 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$128,479	124	$(27)	$128,576
Commercial paper	47,415	1	(35)	47,381
Corporate notes and obligations	139,747	61	(128)	139,680
Time deposits	4,525	—	(1)	4,524
Total marketable securities	$320,166	$186	$(191)	$320,161
The following table summarizes the estimated fair value of investments classified as marketable securities by contractual maturity date (in thousands):

	December 31,
	2024	2023
Due within 1 year	$337,673	$320,161
Due in 1 to 2 years	46,042	—
Total marketable securities	$383,715	$320,161
During the year ended December 31, 2024, there were maturities of marketable securities of $440.5 million. There were no sales of marketable securities during the year ended December 31, 2024. During the year ended December 31, 2023, there were maturities of marketable securities of $372.2 million. There were $5.5 million sales of marketable securities during the year ended December 31, 2023. Realized losses on sales of marketable securities are recorded in other expense, net on the accompanying consolidated statements of operations and comprehensive loss. Such losses were immaterial during the years ended December 31, 2024 and 2023. There were no impairments of marketable securities in any period presented.
Strategic investments
Strategic investment activity during the year ended December 31, 2024 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Available-for-Sale Debt Securities	Total
Balance as of December 31, 2023	$7,179	$3,986	$362	$11,527
Interest accrued	—	—	6	6
Purchases of strategic investments	498	1,869	—	2,367
Conversion of available-for-sale debt securities into equity securities	368	—	(368)	—
Unrealized gains (losses)	824	(186)	—	638
Impairment losses	(184)	—	—	(184)
Balance as of December 31, 2024	$8,685	$5,669	$—	$14,354

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Strategic investment activity during the year ended December 31, 2023 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Available-for-Sale Debt Securities	Total
Balance as of December 31, 2022	$7,286	$3,402	$355	$11,043
Interest accrued	—	—	7	7
Purchases of strategic investments	—	764	—	764
Unrealized gains (losses)	68	(180)	—	(112)
Impairment losses	(175)	—	—	(175)
Balance as of December 31, 2023	$7,179	$3,986	$362	$11,527
Strategic investments are recorded in other assets in the accompanying consolidated balance sheets. As of December 31, 2024, in connection with the Company’s investments in limited partnerships, it has a contractual obligation to provide additional investment funding of up to $6.7 million at the option of the investees.
4.FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial assets measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows (in thousands):

	December 31, 2024
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$384,648	$—	$384,648
Corporate notes and obligations	—	524	524
Marketable securities:
U.S. treasury securities	127,045	—	127,045
Commercial paper	—	18,433	18,433
Corporate notes and obligations	—	238,237	238,237
Total	$511,693	$257,194	$768,887

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$303,452	$—	$—	$303,452
Marketable securities:
U.S. treasury securities	128,576	—	—	128,576
Commercial paper	—	47,381	—	47,381
Corporate notes and obligations	—	139,680	—	139,680
Time deposits	—	4,524	—	4,524
Strategic investments:
Investments in available-for-sale debt securities	—	—	362	362
Total	$432,028	$191,585	$362	$623,975

Procore Technologies, Inc. Notes to Consolidated Financial Statements

5.PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Leasehold improvements	$38,715	$29,681
Building improvements	6,311	6,311
Furniture and fixtures	11,579	12,146
Computers and equipment	29,212	22,177
Purchased software	1,660	928
Property and equipment	87,477	71,243
Less: accumulated depreciation and amortization	(43,885)	(34,985)
Property and equipment, net	$43,592	$36,258
Depreciation and amortization expense was $11.7 million, $11.8 million, and $11.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.
6.LEASES
The Company has primarily entered into lease arrangements for office space, in addition to other miscellaneous equipment. The Company’s leases have initial non-cancelable lease terms ranging from one to 10 years. Some of the Company’s lease arrangements include options to extend the term of the leases for up to 10 years. However, the lessor does not have the option to cancel any of the Company’s leases prior to the end of the remaining contractual term. Judgment is required when determining the minimum non-cancelable term of the lease. The Company includes options to extend or terminate the lease term that are reasonably certain of exercise. If facts and circumstances regarding those judgments change in future periods, the Company reassesses its initial estimate of the term. The Company’s corporate headquarters offices have initial lease terms expiring in 2027, and 10-year renewal options that the Company was reasonably certain it would exercise at lease commencement. The Company reassesses lease terms when there is a significant event or a significant change that is within its control that directly affects whether the Company is reasonably certain to exercise or not to exercise an option. The Company determined that the present value of lease payments represents substantially all of the fair value of the underlying leased asset and therefore recognizes its corporate headquarters as a finance lease. The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Finance lease cost:
Amortization of right of use assets	$2,645	$2,672	$2,705
Interest on lease liabilities	1,874	1,953	2,017
Operating lease cost	13,264	14,620	11,526
Short-term lease cost	742	1,344	674
Variable lease cost	5,038	4,821	5,667
Total lease cost	$23,563	$25,410	$22,589

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Supplemental information related to leases is as follows (in thousands):

	December 31,
	2024	2023
Operating Leases
Operating right of use assets	$28,790	$44,141
Amount included within other current liabilities	3,746	10,399
Operating lease liabilities, non-current	32,697	37,923
Total operating lease liabilities	$36,443	$48,322
Finance Leases
Finance right of use assets	$31,727	$34,375
Amount included within other current liabilities	2,228	2,019
Finance lease liabilities, non-current	41,352	43,581
Total finance lease liabilities	$43,580	$45,600

	December 31,
	2024	2023	2022
Weighted-average remaining lease term (in years)
Finance leases	12.2	13.2	14.2
Operating leases	8.9	5.5	6.6
Weighted-average discount rate
Finance leases	4.21%	4.21%	4.20%
Operating leases	6.10%	3.58%	2.89%
Maturities of lease payments, net of tenant improvement reimbursement, for leases where the lease commencement date commenced on or prior to December 31, 2024 are as follows (in thousands):

Years Ending December 31,	Operating	Finance	Total
2025	$(3,157)	$4,013	$856
2026	3,156	4,126	7,282
2027	5,291	4,288	9,579
2028	6,738	4,424	11,162
2029	5,398	4,512	9,910
Thereafter	37,258	35,021	72,279
Total lease payments, net of tenant improvement reimbursement	$54,684	$56,384	$111,068
Less imputed interest	(18,241)	(12,804)	(31,045)
Total	$36,443	$43,580	$80,023
During the year ended December 31, 2024, the Company modified its office leases in Austin, Texas to extend the lease terms and adjust the rent obligations, which resulted in an increase of $10.7 million in future rent commitments from the modification date through 2036. In February 2025, the Company further modified its office leases in Austin, Texas to expand the leased premises and extend the lease terms, which resulted in an additional $22.0 million in future rent commitments, net of tenant improvement reimbursement, starting in 2025. Total operating lease commencements and modifications during the period resulted in net decreases to right of use assets–operating leases and corresponding operating lease liabilities on the accompanying consolidated balance sheets of $4.0 million and $4.3 million, respectively, which primarily relate to the modified lease in

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Texas. These decreases to the asset and liability were primarily due to higher discount rates in 2024 as compared to the original lease commencement periods, and tenant improvement allowances.
As of December 31, 2024, operating lease payments for leases greater than one month, but less than 12 months in duration were not significant. As of December 31, 2024, the Company had outstanding letters of credit totaling approximately $4.3 million on an unsecured basis to secure various leased office facilities in the U.S. and Australia.
7.BUSINESS COMBINATIONS
Intelliwave
On May 30, 2024, the Company completed the acquisition of all outstanding equity of Intelliwave Technologies Inc. (“Intelliwave”), a construction materials management company, for $29.8 million in cash consideration. The purpose of this acquisition was to accelerate development of the Company’s Resource Management solution.
On the acquisition date, $4.3 million in cash was placed in an escrow account held by a third-party escrow agent for potential breaches of representations, warranties, and indemnities. $3.8 million of the escrow amount was included in the purchase consideration and is scheduled to be released from escrow to Intelliwave stockholders 18 months after the acquisition date (subject to any indemnification claims). The remaining $0.5 million of the escrow amount was released in February 2025.
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
The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, but does not exceed 12 months. The purchase price allocation is subject to future adjustments. During the year ended December 31, 2024, the Company recorded a measurement period adjustment which did not have a material impact on goodwill.

Procore Technologies, Inc. Notes to Consolidated Financial Statements

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
The $11.3 million goodwill balance is primarily attributable to synergies and expanded market opportunities that are expected to be achieved from the integration of Intelliwave with the Company’s products, services, platform, and assembled workforce. Substantially all of the goodwill balance is not deductible for income taxes purposes.
The Company issued 65,269 PSUs and 67,807 RSUs at a grant date fair value of $68.96 per share in order to retain certain employees of Intelliwave. The PSUs issued to Intelliwave employees will vest upon the achievement of certain integration milestones. The total grant date fair value of the PSUs and RSUs was excluded from purchase consideration and is recognized as post-combination expense. See Note 10 to these consolidated financial statements for details on how the Company expenses stock-based compensation.
The Company has not separately presented pro forma results reflecting the acquisition of Intelliwave or revenue and operating losses of Intelliwave for the period from the acquisition date through December 31, 2024, as the impacts were not material to the consolidated financial statements. The acquisition-related transaction costs were not material and were expensed as incurred in the accompanying consolidated statements of operations and comprehensive loss.
8.INTANGIBLE ASSETS AND GOODWILL
Intangible assets
During the year ended December 31, 2024, the Company completed the acquisition of Intelliwave, which was accounted for as a business combination, as described in Note 7 above. The Company also completed an asset acquisition for $3.9 million. The acquired developed technology intangible asset has an estimated useful life of four years, and the amortization expense is recorded in cost of revenue on the accompanying consolidated statements of operations and comprehensive loss.
During the year ended December 31, 2023, the Company completed the acquisition of all outstanding equity of Unearth Technologies Inc. for $9.2 million. The acquisition was accounted for as an asset acquisition as substantially all of the fair value of the gross assets acquired were concentrated in a single identifiable asset. The acquired developed technology intangible asset has an estimated useful life of five years, and the amortization expense is recorded in cost of revenue on the accompanying consolidated statements of operations and comprehensive loss. The Company also acquired a $2.8 million IPR&D intangible asset, which was capitalized as an indefinite-lived intangible asset and recorded in intangible assets within the accompanying consolidated balance sheet.
No impairments of IPR&D were recorded during the years ended December 31, 2024 or 2023.

Procore Technologies, Inc. Notes to Consolidated Financial Statements

The Company’s finite-lived and indefinite-lived intangible assets are summarized as follows (dollars in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$185,947	$(95,216)	$90,731	4.0
Customer relationships	71,050	(43,683)	27,367	4.9
Total finite-lived intangible assets	256,997	(138,899)	118,098	4.2
In-process research and development	2,848		2,848
Total intangible assets	$259,845	$(138,899)	120,946

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$166,453	$(67,221)	$99,232	4.3
Customer relationships	66,350	(30,884)	35,466	4.2
Total finite-lived intangible assets	232,803	(98,105)	134,698	4.3
In-process research and development	2,848	—	2,848
Total intangible assets	$235,651	$(98,105)	$137,546
The Company estimates that there is no significant residual value related to its finite-lived intangible assets. Amortization expense recorded on the Company's finite-lived intangible assets is summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$25,437	$22,396	$22,428
Sales and marketing	12,700	12,425	12,425
Research and development	2,657	2,757	3,528
Total amortization of acquired finite-lived intangible assets	$40,794	$37,578	$38,381

Procore Technologies, Inc. Notes to Consolidated Financial Statements

The following table outlines the estimated future amortization expense related to finite-lived intangible assets (in thousands):

Years Ending December 31,
2025	$38,776
2026	24,198
2027	23,354
2028	19,715
2029	4,752
Thereafter	7,303
Total	$118,098
Goodwill
The following table presents the changes in carrying amount of goodwill (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$539,354	$539,128
Additions	11,333	—
Other adjustments, net (1)	(1,036)	226
Ending balance	$549,651	$539,354
(1) Includes post-closing working capital adjustments and the effect of foreign currency translation.
There was no impairment of goodwill during any period presented.
9.CAPITALIZED SOFTWARE DEVELOPMENT COSTS
The Company’s capitalized software development costs are summarized as follows (in thousands):

	December 31,
	2024	2023
Gross carrying amount	$205,158	$143,403
Accumulated amortization	(92,837)	(60,358)
Net capitalized software costs (1)	$112,321	$83,045
(1) December 31, 2024 and 2023, the above balances include $9.7 million and $12.5 million, respectively, of capitalized software costs developed by the Company for internal use.
Amortization of capitalized software related to the Company's SaaS platform was $29.3 million, $17.6 million, and $10.6 million for the years ended December 31, 2024, 2023, and 2022, respectively, and is recorded in cost of revenue within the accompanying consolidated statements of operations and comprehensive loss. Amortization of capitalized software related to software used internally was $3.2 million and $1.7 million for the years ended December 31, 2024 and 2023, respectively, and is recorded in operating expenses within the accompanying consolidated statements of operations and comprehensive loss.
During 2024, 2023, and 2022, the Company recorded expense for certain software development costs of $0.4 million, $0.4 million, and $0.3 million, respectively, within research and development expense in the accompanying consolidated statements of operations and comprehensive loss, relating to development projects the Company decided to abandon prior to completion.

Procore Technologies, Inc. Notes to Consolidated Financial Statements

The estimated amortization is comprised of (i) amortization of completed software and (ii) the expected amortization for software that is not yet complete based on its estimated economic lives and projected completion dates. The following table presents the remaining estimated amortization of capitalized software development costs as of December 31, 2024 (in thousands):

Years Ending December 31,
2025	$53,557
2026	44,574
2027	13,115
2028	897
2029	162
Thereafter	16
Total	$112,321
10.ACCRUED EXPENSES
The following represents the components of accrued expenses contained within the Company’s consolidated balance sheets at the end of each period (in thousands):

	December 31,
	2024	2023
Accrued bonuses	$28,878	$31,786
Accrued commissions	17,885	16,494
Accrued salary, payroll tax, and employee benefit liabilities	25,210	36,171
Other accrued expenses	16,767	15,624
Total accrued expenses	$88,740	$100,075
11.COMMITMENTS AND CONTINGENCIES
Purchase commitments
As of December 31, 2024, future minimum payments under our non-cancellable purchase commitments for software service subscriptions and other services were as follows (in thousands):

Years Ending December 31,
2025	$28,676
2026	15,815
2027	4,759
2028	2,558
Thereafter	—
Total	$51,808
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

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Indemnifications
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements, breaches of confidentiality or data protection requirements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement, and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses or be covered by the Company's insurance programs. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable.
The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. To date, the Company has not accrued a liability for these guarantees because the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.
12.STOCK-BASED COMPENSATION
2021 Equity Incentive Plan
In May 2021, the Company’s board of directors (the “Board”) adopted, and the stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”) with the purpose of granting stock-based awards, including stock options, stock appreciation rights, RSAs, RSUs, PSUs, and other forms of awards, to employees, directors, and consultants. As of December 31, 2023, a total of 44,622,937 shares of common stock were authorized for issuance under the 2021 Plan. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to either (i) 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (ii) a lesser number of shares determined by the Board prior to the applicable January 1. Accordingly, on January 1, 2024, the number of shares of common stock that may be issued under the 2021 Plan increased by an additional 7,240,323 shares. As a result, as of December 31, 2024, a total of 51,863,260 shares of common stock are authorized for issuance under the 2021 Plan. As of December 31, 2024, a total of 32,973,402 shares of common stock were available for issuance under the 2021 Plan. No stock options have been issued under the 2021 Plan.
Stock options
No stock options were granted during the periods presented.
The following table summarizes the stock option activity during the year ended December 31, 2024 (aggregate intrinsic value in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2023	4,340,052	$12.57	4.1	$245,884
Exercised	(1,187,141)	13.29
Canceled/Forfeited	(753)	19.18
Outstanding at December 31, 2024	3,152,158	12.29	3.2	198,832
Exercisable at December 31, 2024	3,152,158	$12.29	3.2	$198,832

Procore Technologies, Inc. Notes to Consolidated Financial Statements

The intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $67.6 million, $66.7 million, and $75.1 million, respectively. As of December 31, 2024, there is no unrecognized stock-based compensation cost for stock options previously granted by the Company.
Restricted stock units
Service-based restricted stock units
In 2018, the Company began issuing RSUs to certain employees, officers, non-employee consultants, and directors. Other than as described below, all of the RSUs granted subsequent to the Company’s initial public offering (“IPO”) vest based solely on continued service, which is generally over four years on either a quarterly or annual vesting schedule.
The grant date fair value of RSUs granted during 2024, 2023, and 2022 was $318.4 million, $238.8 million, and $323.0 million, respectively.
The following table summarizes the RSU activity during the year ended December 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	7,382,073	$59.35
Granted	4,352,805	73.14
Vested	(3,359,397)	61.54
Canceled/Forfeited	(1,304,038)	64.81
Unvested at December 31, 2024	7,071,443	$65.85
The intrinsic value of RSUs vested during the years ended December 31, 2024, 2023, and 2022 was $232.9 million, $221.9 million, and $156.4 million, respectively.
As of December 31, 2024, the total unrecognized stock-based compensation cost for all RSUs outstanding at that date was $434.1 million, which is expected to be recognized over a weighted-average vesting period of 2.6 years.
Performance-based restricted stock units
In 2022, the Company began granting PSUs to certain non-executive employees with vesting terms based on the achievement of certain operating performance goals. In March 2024, the Company granted its CEO an aggregate target number of 46,986 PSUs (the “CEO PSUs”) that would vest (if at all) over a three-year period, subject to the achievement of certain financial performance goals and continued service through the applicable vesting date. A target number of 35,239 CEO PSUs (75% of the CEO PSUs) was eligible to vest based on the attainment level of a revenue performance goal for fiscal year 2024, which was set at the beginning of fiscal year 2024, with a payout range of 0% to 200% of target. A target number of 11,747 CEO PSUs (25% of the CEO PSUs) was eligible to vest based on the attainment of a non-GAAP operating margin performance goal for fiscal year 2024, which was set at the beginning of fiscal year 2024, with a payout range of 0% to 150% of target. The actual number of CEO PSUs that became eligible to vest was determined based on the attainment level of the applicable performance goal, as certified by the Compensation Committee of the Board. As of December 31, 2024, the non-GAAP operating margin performance goal was achieved and the revenue performance goal was not achieved, which were certified in February 2025. As a result, one-third of the CEO PSUs that became eligible to vest vested on February 20, 2025. The remaining CEO PSUs that became eligible to vest will vest in substantially equal installments quarterly over the two years following February 20, 2025.
The Company recognizes compensation expense for PSUs in the period in which it becomes probable that the underlying performance target will be achieved. Compensation expense for awards that contain

Procore Technologies, Inc. Notes to Consolidated Financial Statements

performance conditions is calculated using the graded vesting method and the portion of expense recognized in any period may fluctuate depending on changing estimates of the achievement of the performance conditions.
The grant date fair value of PSUs granted during 2024, 2023, and 2022 was $9.5 million, $1.9 million, and $3.4 million, respectively.
The following table summarizes the PSU activity during the year ended December 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	77,971	$55.63
Granted(1)	127,465	74.36
Vested	(34,435)	67.21
Canceled/Forfeited	(15,210)	63.52
Unvested at December 31, 2024	155,791	$67.63
(1) This represents awards granted at 100% attainment of the performance conditions.
The intrinsic value of PSUs vested during the years ended December 31, 2024, 2023, and 2022 was $2.3 million, $0.7 million, and $0.5 million, respectively.
As of December 31, 2024, the total unrecognized stock-based compensation cost for all PSUs outstanding at that date was $2.8 million, which is expected to be recognized over a weighted-average vesting period of 1.7 years.
Restricted stock awards
In November 2021, the Company issued 199,670 RSAs to certain key employees in connection with the acquisition of Levelset that vest based on their continued service over a two-year period. The fair value of the RSAs issued was $95.05 per share, which was the closing trading stock price of the Company’s common stock on the acquisition date. These shares are released from restriction quarterly over a two-year period assuming the continued service of the employees. As of December 31, 2023, all shares have vested. As of December 31, 2022, 99,833 shares had vested. During the years ended December 31, 2023 and 2022, the Company recognized stock-based compensation expense of $7.8 million and $9.5 million, respectively, relating to these shares.
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

Procore Technologies, Inc. Notes to Consolidated Financial Statements

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
The fair value of the ESPP purchase rights on the date of grant using the Black-Scholes option pricing model was estimated using the following assumptions:

	December 31,
	2024	2023	2022
Risk-free interest rate	4.29% to 5.33%	4.68% to 5.33%	1.47% to 4.55%
Expected term (in years)	0.5 to 1.0	0.5 to 1.0	0.5 to 1.0
Estimated dividend yield	0.00%	0.00%	0.00%
Estimated weighted-average volatility	29.80% to 44.34%	46.29% to 64.76%	61.14% to 72.69%
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
Employee payroll contributions accrued in connection with the ESPP were $5.4 million and $5.0 million as of December 31, 2024 and 2023, respectively, and are included within accrued expenses in the accompanying consolidated balance sheets. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders’ equity on the purchase date. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period. During the years ended December 31, 2024, 2023, and 2022, the Company recognized stock-based compensation of $9.3 million, $10.7 million, and $15.0 million, respectively, in connection with the ESPP. During the years ended December 31, 2024, 2023, and 2022, 465,698, 575,928, and 551,753 shares of the Company’s common stock were purchased under the ESPP, respectively.
As of December 31, 2024, unrecognized stock-based compensation expense related to the ESPP was $7.5 million, which is expected to be recognized over a weighted-average period of 0.5 years.
Stock repurchase program
In October 2024, the Board authorized a stock repurchase program to repurchase up to $300.0 million of the Company’s outstanding common stock. The Company intends to opportunistically repurchase shares of its common stock from time to time through the open market, or other transactions in accordance with applicable securities laws, in each case, subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter

Procore Technologies, Inc. Notes to Consolidated Financial Statements

into Rule 10b5-1 trading plans to facilitate repurchases of its common stock under this authorization. The timing of stock repurchases and the actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities, and will be subject to the discretion of the Company’s management within its authorization. The stock repurchase program will be funded using the Company's working capital. The stock repurchase program does not obligate the Company to acquire any particular number of shares of the Company’s common stock, or any shares at all. The stock repurchase program expires on October 29, 2025, and may be suspended or discontinued at any time at the Company's discretion and without notice. The Company did not repurchase any shares under its stock repurchase program during the year ended December 31, 2024.
Stock-based compensation
The Company recorded total stock-based compensation cost from stock options, RSUs, PSUs, ESPP, RSAs, and sales of stock by employees in excess of fair value as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$8,191	$7,388	$7,253
Sales and marketing	57,629	54,901	53,397
Research and development	67,926	68,265	63,262
General and administrative	53,134	44,281	38,974
Total stock-based compensation expense	$186,880	$174,835	$162,886
Stock-based compensation capitalized for software development and cloud-computing arrangement implementation costs	13,339	9,717	8,818
Total stock-based compensation cost	$200,219	$184,552	$171,704
There were no net tax benefits recognized in the accompanying consolidated statements of operations and comprehensive loss for stock-based compensation arrangements for the years ended December 31, 2024, 2023, and 2022 due to the Company having a full valuation allowance against its deferred tax assets.
13.INCOME TAXES
The domestic and foreign components of loss before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(110,860)	$(191,132)	$(287,569)
Foreign	6,679	2,711	1,104
Total	$(104,181)	$(188,421)	$(286,465)

Procore Technologies, Inc. Notes to Consolidated Financial Statements

The provision for income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
State	$1,094	$709	$442
Foreign	1,562	1,333	307
Total	2,656	2,042	749
Deferred:
Federal	9	4	(34)
State	13	6	93
Foreign	(903)	(779)	(342)
Total	(881)	(769)	(283)
Provision for income taxes	$1,775	$1,273	$466
The following table provides a reconciliation between income taxes computed at the U.S. federal statutory rate and the Company’s provision for income taxes (in thousands):

	Year Ended December 31,
	2024	2023	2022
Computed expected income tax benefit	$(21,890)	$(39,568)	$(60,120)
State income taxes - net of federal income tax benefit	(5,230)	(6,175)	(10,197)
Change in valuation allowance	50,681	42,855	81,251
Non-deductible expenses	1,859	4,489	2,687
Non-deductible base erosion expenses	4,481	11,403	—
Non-deductible officers’ compensation	9,885	12,775	3,648
Stock-based compensation	(8,676)	(9,678)	135
Tax credits (federal and state)	(21,049)	(18,226)	(16,853)
Foreign rate differential	(102)	40	35
Return-to-provision	(8,127)	3,110	(7)
Other	(57)	248	(113)
Provision for income taxes	$1,775	$1,273	$466

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss	$206,684	$215,915
Tax credits	96,711	76,504
Lease liabilities	17,108	20,213
Stock-based compensation	9,824	14,899
Capitalized software cost	91,563	59,487
Other	9,011	5,531
Total deferred tax assets	430,901	392,549
Valuation allowance	(372,901)	(324,422)
Total deferred tax assets, net	58,000	68,127

Deferred tax liabilities:
Lease assets	(12,264)	(16,376)
Acquired intangible assets	(23,545)	(32,120)
Contract cost asset	(18,922)	(16,868)
Prepaid and accrued expenses	(3,816)	(3,184)
Other	(897)	(1,201)
Total deferred tax liabilities	(59,444)	(69,749)
Total	$(1,444)	$(1,622)
In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will be realized. Realization of future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Based on all available objective evidence management believes it is “more likely than not” that the net deferred tax assets will not be fully realizable in the U.S. as of December 31, 2024 and 2023. Accordingly, the Company’s U.S. net deferred tax assets have been fully offset by a valuation allowance. The Company periodically evaluates the recoverability of the deferred tax assets and when it is determined to be “more likely than not” that the deferred tax assets are realizable, the valuation allowance is reduced. The net deferred tax liability position at December 31, 2024 and 2023 was primarily related to the Company’s Australia and Canada tax jurisdictions.
The following table summarizes the activity related to the valuation allowance (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$324,422	$282,337	$204,182
Current year change	48,479	40,810	78,155
Increase in valuation allowance as a result of purchase accounting for business combinations	—	1,275	—
Ending balance	$372,901	$324,422	$282,337
The current year change in the valuation allowance for the year ended December 31, 2024, resulted primarily from a net increase in our U.S. federal and state deferred tax assets. The Company did not provide for U.S. income taxes on the undistributed earnings and other outside temporary differences of foreign subsidiaries

Procore Technologies, Inc. Notes to Consolidated Financial Statements

as they are considered indefinitely reinvested outside the U.S. At December 31, 2024 and 2023, the amount of temporary differences related to undistributed earnings and other outside temporary differences upon which U.S. income taxes have not been provided is immaterial to these consolidated financial statements.
As of December 31, 2024, the Company had federal net operating loss carryforwards (“NOL carryforwards”) of $822.6 million, which are comprised of definite and indefinite net operating losses. At December 31, 2024, the Company had federal NOL carryforwards of approximately $73.5 million, which expire at various intervals from the years 2036 through 2037 and had NOL carryforwards of $749.2 million which do not expire. As of December 31, 2024, the Company has state net operating losses of $626.7 million, which will begin to expire in 2029. The Internal Revenue Code (the “IRC”) of 1986, as amended, imposes restrictions on the utilization of net operating losses and credits when a Company experiences a cumulative change in ownership of more than 50% over a three-year period. The Company has identified a portion of net operating losses and credit carryovers are subject to annual limitations, which the Company has also determined that it should be able to fully utilize these net operating losses and credit carryovers before they expire, provided the Company generates sufficient taxable income.
As of December 31, 2024, the Company had credits for research activities available for carryforward for federal income tax purposes of $96.2 million and for state income tax purposes of $39.2 million, which are available to offset future income tax in those jurisdictions and which began to expire in 2024 for federal and have no expiration for state.
The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$29,041	$21,727	$17,010
Increases related to current period positions	8,564	7,513	5,915
Increases (decreases) related to prior period positions	625	(199)	(1,198)
Ending balance	$38,230	$29,041	$21,727
Due to the Company’s full valuation allowance on federal and state taxes, none of the unrecognized tax benefits would affect the Company’s effective tax rate, if recognized. The Company does not anticipate any significant increases or decreases to its unrecognized tax positions within the next 12 months. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2024 and 2023, accrued interest and penalties related to income tax positions were immaterial.
The Company files U.S. federal, various state, and foreign income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. The tax years from 2005 forward remain subject to examination for federal purposes. Generally, state and foreign tax authorities may examine the Company’s tax returns for four years and five years, respectively, from the date an income tax return is filed. However, the taxing authorities may continue to examine the Company’s federal and state NOL carryforwards until the statute of limitations closes on the tax years in which the federal and state net operating losses are utilized. At December 31, 2024, tax years 2016 to 2020 were under examination by the Egyptian Taxing Authority. Our foreign operations in Egypt represent an immaterial portion of our overall business.
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

Procore Technologies, Inc. Notes to Consolidated Financial Statements

The following weighted-average potentially dilutive shares are excluded from the calculation of diluted earnings per share as they are anti-dilutive:

	Year Ended December 31,
	2024	2023	2022
RSUs, PSUs, and RSAs subject to future vesting	7,687,943	8,489,902	8,189,247
Shares issuable pursuant to the ESPP	368,770	495,554	627,698
Shares of common stock issuable from stock options	3,651,108	4,979,813	6,450,019
Total	11,707,821	13,965,269	15,266,964
15.EMPLOYEE BENEFIT PLANS
The Company has a defined-contribution plan in the U.S. intended to qualify under Section 401 of the IRC (the “401(k) Plan”). The 401(k) Plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes contributions to the plan up to 4% of the participating employee’s W-2 earnings and wages, up to a maximum contribution of $5,000. Matching contributions to the 401(k) Plan totaled $13.4 million, $17.2 million, and $14.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The Company also has defined-contribution plans in certain other countries. The Company made matching contributions to these plans totaling $4.0 million, $3.6 million, and $2.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.
16.GEOGRAPHIC INFORMATION
The following table sets forth the Company’s revenues by geographic region, which is determined based on the billing location of the customer (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue by geographic region
U.S.	$981,869	$815,773	$616,654
Rest of the world	169,839	134,237	103,549
Total revenue	$1,151,708	$950,010	$720,203
Percentage of revenue by geographic region
U.S.	85%	86%	86%
Rest of the world	15%	14%	14%
The following table sets forth the total of property and equipment, net, and ROU lease assets by geographic region (in thousands):

	December 31,
	2024	2023
U.S.	$89,522	$97,936
Rest of the world	14,587	16,838
Total	$104,109	$114,774

Procore Technologies, Inc. Notes to Consolidated Financial Statements

17.RESTRUCTURING
In January 2024, the Company executed a reduction of 4% of its global workforce as part of its ongoing evaluation of its operations to ensure alignment of its workforce with, and to enable greater investment in, key growth opportunities. The reduction in force was completed by March 31, 2024.
The following table summarizes the severance and other benefit costs incurred during the year ended December 31, 2024 by line item within the consolidated statement of operations and comprehensive loss related to this restructuring event (in thousands):

Cost of revenue	$318
Sales and marketing	1,298
Research and development	1,750
General and administrative	819
Total restructuring-related costs	$4,185
As of December 31, 2024, there was no liability remaining for restructuring-related costs.
18.SUBSEQUENT EVENTS
The Company has evaluated subsequent events through February 26, 2025, the date these consolidated financial statements were available to be issued, and has identified the following subsequent events.
On January 28, 2025, the Company completed the acquisition of all outstanding equity of Novorender AS (“Novorender”), a Norway-based leader in advanced building informational modeling rendering technology, to enhance Procore’s capabilities for large-scale construction projects. The estimated purchase price is approximately $50.5 million in cash, subject to customary post-closing adjustments for working capital, transaction expenses, cash, debt, and the determination of any consideration for post-combination services. Due to the timing of this acquisition, the initial accounting for the acquisition, including the final purchase price and purchase price allocation, which will require a valuation as of the acquisition date, is incomplete. As such, the Company is not able to disclose certain information relating to the acquisition, including the preliminary fair value of assets acquired and liabilities assumed.
In February 2025, the Company began using cash to fund withholding taxes due upon the vesting of employee RSUs by net share settlement, rather than the Company's previous approach of selling shares of its common stock issued to employees to cover applicable withholding taxes. The amount of withholding taxes related to net share settlement of employee RSUs was $28.3 million in February 2025.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2024, the end of the period covered by this report.
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
(b) Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. Based on the results of our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control Over Financial Reporting.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. There have not been any changes in internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information.
Insider Trading Arrangements
During the quarterly period ended December 31, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase of sale of our securities as set forth in the table below.

Type of Trading Arrangement

Name and Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold(3)	Expiration Date
Kevin J. O’Connor, Director	Adoption	November 21, 2024	x		250,000	April 16, 2026
Howard Fu, Chief Financial Officer	Adoption	November 15, 2024	x		29,450(4)	February 14, 2026
Craig F. Courtemanche, Jr., President, Chief Executive Officer, and Director	Adoption(5)	December 11, 2024	x		2,065,008(6)	April 1, 2026

(1) Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2) “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(3) Represents the maximum number of shares that may be sold pursuant to the Rule 10b5-1 trading arrangement. The number of shares actually sold may be lower and will depend on the satisfaction of certain conditions as set forth in the written plan.
(4) The actual number of shares that will be sold under this Rule 10b5-1 trading arrangement will be based in part on the number of shares, if any, sold to satisfy tax withholding obligations arising from the vesting of certain shares subject to the trading arrangement, which number is not yet determinable.
(5) This Rule 10b5-1 trading arrangement was adopted by the Craig F. Courtemanche and Hillary Courtemanche Family Trust dtd 11/1/2012, The Courtemanche 2016 Irrevocable Trust UA dtd 11/18/2016, and the Courtemanche 2021 Irrevocable Trust UA dtd 6/10/2021.
(6) The actual number of shares that will be sold under this Rule 10b5-1 trading arrangement is subject to minimum threshold prices as set forth in the trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not applicable.

PART III
Certain information required by Part III is incorporated herein by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
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
(3)Exhibits.
•We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated as of September 20, 2021, by and among Procore Technologies, Inc., Lucky Strike Merger Sub, Inc., Express Lien, Inc., and Shareholder Representative Services LLC, as Stockholder Representative	10-Q	001-40396	2.1	November 5, 2021

3.1†	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40396	3.1	May 24, 2021

3.2†	Amended and Restated Bylaws of the Registrant	8-K	001-40396	3.1	December 6, 2024

4.1†	Form of common stock certificate of the Registrant	S-1/A	333-236789	4.1	May 6, 2021

4.2†	Sixth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 24, 2019	S-1/A	333-236789	4.2	February 28, 2020

4.3*	Description of Registrant’s Securities

10.1†+	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1/A	333-236789	10.1	May 6, 2021

10.2†+	Procore Technologies, Inc. 2014 Equity Incentive Plan and related form agreements	S-1/A	333-236789	10.2	February 28, 2020

10.3*+	Procore Technologies, Inc. 2021 Equity Incentive Plan, as amended, and related form agreements

10.4†+	Procore Technologies, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-236789	10.4	May 10, 2021

10.5†+	Cash Incentive Bonus Plan	S-1/A	333-236789	10.10	February 28, 2020

10.6†+	Non-Employee Director Compensation Policy	10-Q	001-40396	10.2	May 2, 2024

10.7†+	Offer Letter by and between Craig F. Courtemanche and the Registrant, dated as of April 30, 2021	S-1/A	333-236789	10.11	May 6, 2021

10.8†+	Offer Letter by and between Benjamin Singer and the Registrant, dated as of April 30, 2021	S-1/A	333-236789	10.14	May 6, 2021

10.9†+	Offer Letter by and between Joy Driscoll Durling and the Registrant, dated as of July 27, 2022	10-Q	001-40396	10.1	August 5, 2022

10.10†+	Offer Letter by and between Steven Scott Davis and the Registrant, dated as of October 6, 2022	10-Q	001-40396	10.1	November 4, 2022

10.11†+	Offer Letter by and between Howard Fu and the Registrant, dated as of May 8, 2023	8-K	001-40396	10.10	May 8, 2023
10.12†+	Offer Letter by and between Lawrence Joseph Stack and the Registrant, dated as of April 1, 2024	10-Q	001-40396	10.10	May 2, 2024
10.13†+	2021 Form of Executive Severance Agreement between the Registrant and each of its executive officers	S-1/A	333-236789	10.17	May 6, 2021

10.14*+	2024 Form of Executive Severance Agreement between the Registrant and each of its executive officers
19.1*	Insider Trading Policy, as amended
21.1*	List of subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1*	Power of Attorney (included on signature page)

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer

32.2*#	Section 906 Certification of Principal Financial Officer
97.1†	Incentive Compensation Recoupment Policy	10-K	001-40396	97.1	February 26, 2024

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
†	Previously filed.
+	Indicates management contract or compensatory plan.
#	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act, irrespective of any general incorporation language contained in any such filing.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Procore Technologies, Inc.

Date: February 26, 2025	By:	/s/ Craig F. Courtemanche, Jr.
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

Signature	Title	Date

/s/ Craig F. Courtemanche, Jr.	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 26, 2025
Craig F. Courtemanche, Jr.

/s/ Howard Fu	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 26, 2025
Howard Fu

/s/ William F. Fleming, Jr.	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 26, 2025
William F. Fleming, Jr.

/s/ Kathryn A. Bueker	Director	February 26, 2025
Kathryn A. Bueker

/s/ Nanci E. Caldwell	Director	February 26, 2025
Nanci E. Caldwell

/s/ Erin M. Chapple	Director	February 26, 2025
Erin M. Chapple

/s/ Brian Feinstein	Director	February 26, 2025
Brian Feinstein

/s/ William J.G. Griffith IV	Director	February 26, 2025
William J.G. Griffith IV

/s/ Kevin J. O’Connor	Director	February 26, 2025
Kevin J. O’Connor

/s/ Graham V. Smith	Director	February 26, 2025
Graham V. Smith

/s/ Elisa A. Steele	Director	February 26, 2025
Elisa A. Steele