Form 10-Q
period 2025-03-31
PROCORE TECHNOLOGIES, INC.
filed 2025-05-02
CIK 1611052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 25, 2025, the registrant had 149,169,227 shares of common stock, $0.0001 par value per share, outstanding.

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
•our ability to develop new products, platform capabilities, services, and features, and whether our customers and prospective customers will adopt these new products, platform capabilities, services, and features;
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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part I, Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K dated February 26, 2025 (our “2024 Form 10-K”), and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
Procore Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except number of shares and par value)	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$313,734	$437,722
Marketable securities (amortized cost of $252,457 and $337,253 at March 31, 2025 and December 31, 2024, respectively)	252,956	337,673
Accounts receivable, net of allowance for credit losses of $3,563 and $6,109 at March 31, 2025 and December 31, 2024, respectively	161,578	246,472
Contract cost asset, current	36,924	33,922
Prepaid expenses and other current assets	51,295	44,090
Total current assets	816,487	1,099,879
Marketable securities, non-current (amortized cost of $132,127 and $46,042 at March 31, 2025 and December 31, 2024, respectively)	132,127	46,042
Capitalized software development costs, net	119,882	112,321
Property and equipment, net	43,715	43,592
Right of use assets - finance leases	20,972	31,727
Right of use assets - operating leases	31,758	28,790
Contract cost asset, non-current	51,223	47,505
Intangible assets, net	137,865	120,946
Goodwill	573,383	549,651
Other assets	21,302	20,918
Total assets	$1,948,714	$2,101,371
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$22,235	$33,146
Accrued expenses	76,744	88,740
Deferred revenue, current	560,140	584,719
Other current liabilities	26,481	21,427
Total current liabilities	685,600	728,032
Deferred revenue, non-current	5,309	5,815
Finance lease liabilities, non-current	27,903	41,352
Operating lease liabilities, non-current	36,599	32,697
Other liabilities, non-current	11,656	5,122
Total liabilities	767,067	813,018
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized at March 31, 2025 and December 31, 2024; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024.	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at March 31, 2025 and December 31, 2024; 149,104,117 and 149,853,135 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	15	15
Additional paid-in capital	2,461,905	2,535,868
Accumulated other comprehensive loss	(2,491)	(2,737)
Accumulated deficit	(1,277,782)	(1,244,793)
Total stockholders’ equity	1,181,647	1,288,353
Total liabilities and stockholders’ equity	$1,948,714	$2,101,371
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2025	2024
Revenue	$310,632	$269,428
Cost of revenue	64,926	45,723
Gross profit	245,706	223,705
Operating expenses
Sales and marketing	138,684	120,994
Research and development	87,609	70,599
General and administrative	55,658	51,018
Total operating expenses	281,951	242,611
Loss from operations	(36,245)	(18,906)
Interest income	5,997	5,938
Interest expense	(285)	(479)
Accretion income, net	2,447	3,088
Other income (expense), net	391	(344)
Loss before provision for income taxes	(27,695)	(10,703)
Provision for income taxes	5,294	263
Net loss	$(32,989)	$(10,966)
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.08)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	149,997,899	145,476,006
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	$167	$(486)
Unrealized income (loss) on available-for-sale debt and marketable securities, net of tax	79	(207)
Total other comprehensive income (loss)	246	(693)
Comprehensive loss	$(32,743)	$(11,659)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2023	144,806,464	$15	$2,295,807	$(1,375)	$(1,138,837)	$1,155,610
Exercise of stock options	471,310	—	7,140	—	—	7,140
Stock-based compensation	—	—	42,590	—	—	42,590
Issuance of common stock upon settlement of restricted stock units	994,029	—	—	—	—	—
Other comprehensive loss	—	—	—	(693)	—	(693)
Net loss	—	—	—	—	(10,966)	(10,966)
Balance as of March 31, 2024	146,271,803	$15	$2,345,537	$(2,068)	$(1,149,803)	$1,193,681

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2024	149,853,135	$15	$2,535,868	$(2,737)	$(1,244,793)	$1,288,353
Exercise of stock options	149,650	—	2,352	—	—	2,352
Stock-based compensation	—	—	52,402	—	—	52,402
Issuance of common stock upon settlement of restricted stock units	882,979	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(331,056)	—	(28,277)			(28,277)
Repurchase and retirement of common stock, including transaction costs and excise tax	(1,450,591)	—	(100,440)	—	—	(100,440)
Other comprehensive income	—	—	—	246	—	246
Net loss	—	—	—	—	(32,989)	(32,989)
Balance as of March 31, 2025	149,104,117	$15	$2,461,905	$(2,491)	$(1,277,782)	$1,181,647
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating activities
Net loss	$(32,989)	$(10,966)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock-based compensation	48,279	40,132
Depreciation and amortization	26,855	20,051
Accretion of discounts on marketable debt securities, net	(2,425)	(3,088)
Abandonment of long-lived assets	354	268
Noncash operating lease expense	1,555	2,734
Unrealized foreign currency (gain) loss, net	(1,136)	1,079
Deferred income taxes	2,215	1
(Benefit from) provision for credit losses	(909)	189
Decrease (increase) in fair value of strategic investments	224	(759)
Changes in operating assets and liabilities, net of effect of asset acquisition
Accounts receivable	86,327	68,013
Deferred contract cost assets	(6,569)	(427)
Prepaid expenses and other assets	(7,454)	(684)
Accounts payable	(11,070)	3,155
Accrued expenses and other liabilities	(9,880)	(34,154)
Deferred revenue	(26,568)	(14,108)
Operating lease liabilities	(781)	(2,291)
Net cash provided by operating activities	66,028	69,145
Investing activities
Purchases of property and equipment	(4,033)	(2,089)
Capitalized software development costs	(15,331)	(9,514)
Purchases of strategic investments	(550)	(210)
Purchases of marketable securities	(134,598)	(101,434)
Maturities of marketable securities	135,787	107,301
Customer repayments of materials financing	—	1,281
Business combinations, net of cash acquired	(41,253)	—
Asset acquisition, net of cash acquired	(3,533)	(5)
Net cash used in investing activities	(63,511)	(4,670)
Financing activities
Proceeds from stock option exercises	2,314	7,125
Repurchases of common stock	(100,029)	—
Payment of tax withholding for net share settlement	(28,277)	—
Principal payments under finance lease agreements, net of proceeds from lease incentives	(388)	(449)
Net cash (used in) provided by financing activities	(126,380)	6,676
Net (decrease) increase in cash, cash equivalents, and restricted cash	(123,863)	71,151
Effect of exchange rate changes on cash	(125)	(1,285)
Cash, cash equivalents, and restricted cash, beginning of period	437,722	357,790
Cash, cash equivalents, and restricted cash, end of period	$313,734	$427,656
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds received	558	171
Stock-based compensation capitalized for cloud-computing arrangement costs	(14)	32
Cash received for lease incentives	200	197
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	284	477
Operating cash flows from operating leases	1,183	2,879
Financing cash flows from finance leases	388	532
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses at period end	943	1,101
Capitalized software development costs included in accounts payable and accrued expenses at period end	3,890	1,977
Deferred asset acquisition payment included in other current and non-current liabilities and accrued expenses at period end	2,035	1,400
Excise taxes related to repurchases of common stock included in other current liabilities at period end	411	—
Stock-based compensation capitalized for software development	4,137	2,426
Operating right of use assets obtained or modified in exchange for lease liabilities	4,516	(4,508)
Financing lease right of use asset modified to operating lease	(10,305)	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.ORGANIZATION AND DESCRIPTION OF BUSINESS
Description of business
Procore Technologies, Inc. (together with its subsidiaries, “Procore” or the “Company”) provides a cloud-based construction management platform and related products and services that allow the construction industry’s key stakeholders, such as owners, general contractors and specialty contractors, to collaborate on construction projects.
The Company was incorporated in California in 2002 and re-incorporated in Delaware in 2014. The Company is headquartered in Carpinteria, California, and has operations globally.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying condensed consolidated financial statements include the interim financial statements of Procore. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP” or “U.S. GAAP”) and are unaudited. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2024. The condensed consolidated balance sheet information as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.
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
The Company generates substantially all of its revenue from subscriptions to access its software products and related support. In recent years, the Company has completed a number of acquisitions which have allowed it to expand its platform capabilities and related products and services. While the Company provides different products and services, including as a result of its acquisitions, its business operates as one operating segment because its CODM evaluates the Company’s revenue, expenses, and assets as reported on the condensed

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
consolidated income statement and balance sheet for purposes of assessing financial performance and allocating resources on a consolidated basis, and uses consolidated revenue, expenses, and assets in deciding whether to invest into various parts of the Company, such as managing budgets and acquisitions.
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
The Company applies the acquisition method of accounting for a business combination. Under this method of accounting, assets acquired and liabilities assumed are recorded at their respective fair values at the date of the acquisition. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company adjusts the provisional amounts of assets acquired and liabilities assumed with the corresponding offset to goodwill to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded within the Company’s condensed consolidated statements of operations and comprehensive loss.
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
Marketable securities
Investments with stated maturities of greater than three months are classified as marketable securities, which consist of United States (“U.S.”) treasury securities, commercial paper, corporate notes and obligations, and time deposits. All marketable securities held as of March 31, 2025 and December 31, 2024 are classified as available-for-sale debt securities, which are recorded at fair value. The Company’s marketable securities are classified as either short-term or long-term in the accompanying condensed consolidated balance sheets based on the security’s contractual maturity at balance sheet date. The Company re-evaluates such classifications at each balance sheet date.
The Company periodically assesses its portfolio of marketable securities for impairment. The Company evaluates each investment in an unrealized loss position to determine if any portion of the unrealized loss is related to credit losses. In determining whether a credit loss may exist, the Company considers the extent of the unrealized loss position, any adverse conditions specifically related to the security or the issuer’s operating environment, the pay structure of the security, the issuer’s payment history, and any changes in the issuer’s

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
credit rating. Unrealized losses on marketable securities due to expected credit losses are recognized in other expense, net in the accompanying condensed consolidated statements of operations and comprehensive loss, and any excess unrealized gains and losses, net of tax, that are not due to expected credit losses are included in accumulated other comprehensive loss, a component of stockholders’ equity. During the three months ended March 31, 2025 and 2024, there were no credit losses recorded on marketable securities. Interest recorded on marketable securities is recorded in interest income, with accretion of discounts, net of amortization of premiums, recorded in accretion income, net, on the accompanying condensed consolidated statements of operations and comprehensive loss.
Self-insurance reserves
The Company has elected to partially self-fund its health insurance plan. To reduce its risk related to high-dollar claims, the Company maintains individual stop-loss insurance. The Company estimates its exposure for claims incurred at the end of each reporting period, including claims not yet reported, with the assistance of an independent third-party actuary. As of March 31, 2025 and December 31, 2024, the Company’s self-insurance accrual was $2.9 million and $2.7 million, respectively, included within other current liabilities on the accompanying condensed consolidated balance sheets.
Strategic investments
Investments in equity securities
The Company holds investments in equity securities of certain privately held companies, which do not have readily determinable fair values. The Company does not have a controlling interest or significant influence in these companies. The Company has elected to apply the measurement alternative to measure the non-marketable equity securities at cost, with remeasurements to fair value only upon the occurrence of observable price changes in orderly transactions for the identical or similar securities of the same issuer, or in the event of any impairment. This election is reassessed each reporting period to determine whether a non-marketable equity security has a readily determinable fair value, in which case the security would no longer be eligible for this election. All gains and losses on such equity securities, realized and unrealized, are recorded in other expense, net on the accompanying condensed consolidated statements of operations and comprehensive loss. The Company evaluates its non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. If an impairment exists, a loss is recognized in the accompanying condensed consolidated statements of operations and comprehensive loss for the amount by which the carrying value exceeds the fair value of the investment.
Investments in limited partnership funds
The Company also holds investments in certain limited partnership funds. The Company does not hold a controlling interest or significant influence in these limited partnerships. The fair value of such investments is valued using the Net Asset Value (“NAV”) provided by the fund administrator as a practical expedient.
Available-for-sale debt securities
The Company also held certain investments in debt securities of privately held companies, which were classified as available-for-sale debt securities. Such available-for-sale debt securities were recorded at fair value with changes in fair value recorded in other comprehensive loss. The Company periodically reviewed its available-for-sale debt securities to determine if there had been an other-than-temporary decline in fair value. If the impairment is deemed other-than-temporary, the portion of the impairment related to credit losses is recognized in other (expense) income, net in the accompanying condensed consolidated statements of operations and comprehensive loss, and the portion related to non-credit related losses is recognized as a component of comprehensive loss.

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

As of March 31, 2025 and December 31, 2024, the carrying value of the Company’s financial instruments included in current assets and current liabilities (including accounts receivable, accounts payable, and accrued expenses) approximate fair value due to the short-term nature of such items. The Company measures its cash held in money market funds, marketable securities, and investments in available-for-sale debt securities at fair value each reporting period. The estimation of fair value for available-for-sale debt securities in private companies requires the use of significant unobservable inputs, and as a result, the Company classifies these assets as Level 3 within the fair value hierarchy.
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
Deferred revenue
Contract liabilities consist of revenue that is deferred when the Company has the contractual right to invoice in advance of transferring services to its customers. The Company recognized revenue of $254.5 million and $220.6 million during the three months ended March 31, 2025 and 2024, respectively, that was included in deferred revenue balances at the beginning of the respective periods.
Remaining performance obligations
The transaction price allocated to remaining performance obligations (“RPO”) represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancelable contracts that will be invoiced and recognized as revenue in future periods. The Company’s current RPO represents future revenue under existing contracts that is expected to be recognized as revenue in the next 12 months. As of March 31, 2025, the aggregate amount of the transaction price allocated to RPO was $1.3 billion, of which the Company expects to recognize $842.6 million, or approximately 65%, as revenue in the next 12 months, and substantially all of the remaining $447.7 million between 12 and 36 months thereafter.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
3.INVESTMENTS
Marketable securities
Marketable securities consisted of the following as of March 31, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$94,417	$151	$(6)	$94,562
Commercial paper	4,595	—	(3)	4,592
Corporate notes and obligations	285,572	408	(51)	285,929
Total marketable securities	$384,584	$559	$(60)	$385,083
Marketable securities consisted of the following as of December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$126,916	$142	$(13)	$127,045
Commercial paper	18,414	19	—	18,433
Corporate notes and obligations	237,965	339	(67)	238,237
Total marketable securities	$383,295	$500	$(80)	$383,715
The following table summarizes the estimated fair value of investments classified as marketable securities by contractual maturity date (in thousands):

	March 31, 2025	December 31, 2024
Due within 1 year	$252,956	$337,673
Due in 1 to 2 years	132,127	46,042
Total marketable securities	$385,083	$383,715
During the three months ended March 31, 2025 and 2024, there were maturities of marketable securities of $135.8 million and $107.3 million, respectively. There were no sales of marketable securities during the three months ended March 31, 2025 and 2024. Realized losses on sales of marketable securities are recorded in other expense, net on the condensed consolidated statements of operations and comprehensive loss. Such losses were immaterial during the three months ended March 31, 2025 and 2024. There were no impairments of marketable securities during the three months ended March 31, 2025 or 2024.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Strategic investments
Strategic investment activity during the three months ended March 31, 2025 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Total
Balance as of December 31, 2024	$8,685	$5,669	$14,354
Purchases of strategic investments	—	550	550
Unrealized gain on strategic investments	—	228	228
Impairment losses	(452)	—	(452)
Balance as of March 31, 2025	$8,233	$6,447	$14,680
Strategic investment activity during the three months ended March 31, 2024 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Available-for- Sale Debt Securities	Total
Balance as of December 31, 2023	$7,179	$3,986	$362	$11,527
Interest accrued on available-for-sale debt securities	—	—	2	2
Purchases of strategic investments	—	210	—	210
Unrealized (loss) gain on strategic investments	671	88	—	759
Balance as of March 31, 2024	$7,850	$4,284	$364	$12,498
Strategic investments are recorded in other assets on the accompanying condensed consolidated balance sheets. The Company's available-for-sale debt security converted to equity during the fourth quarter of 2024. As such the Company no longer holds any available-for-sale debt securities in its strategic investment portfolio as of March 31, 2025.
As of March 31, 2025, in connection with the Company’s investments in limited partnerships, it has a contractual obligation to provide additional investment funding of up to $6.2 million at the option of the investees.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
4.FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial assets measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows (in thousands):

	March 31, 2025
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$245,155	$—	$245,155
Commercial paper	—	8,501	8,501
Corporate notes and obligations	—	1,479	1,479
Marketable securities:
U.S. treasury securities	94,562	—	94,562
Commercial paper	—	4,592	4,592
Corporate notes and obligations	—	285,929	285,929
Total	$339,717	$300,501	$640,218

	December 31, 2024
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$384,648	$—	$384,648
Corporate notes and obligations	—	524	524
Marketable securities:
U.S. treasury securities	127,045	—	127,045
Commercial paper	—	18,433	18,433
Corporate notes and obligations	—	238,237	238,237
Total	$511,693	$257,194	$768,887
5.BUSINESS COMBINATIONS
Novorender
On January 28, 2025, the Company completed the acquisition of all outstanding equity of Novorender AS (“Novorender”), a Norway-based leader in advanced building informational modeling rendering technology, to enhance Procore’s capabilities for large-scale construction projects. The purchase price was $44.3 million in total cash consideration. Of the consideration transferred, $43.2 million was considered purchase consideration. $1.1 million of the cash consideration relates to the acceleration of options vesting for certain Novorender option holders, and was excluded from purchase consideration and recorded to compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss on the acquisition date. On the acquisition date, $5.0 million in cash was placed in an escrow account held by a third-party escrow agent for potential breaches of representations, warranties, and indemnities and is scheduled to be released from escrow to Novorender's stockholders 24 months after the acquisition date (subject to any indemnification claims).

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The preliminary purchase consideration was allocated to the following assets and liabilities at the acquisition date (in thousands):

	Fair Value	Useful Life
Assets acquired
Cash and cash equivalents	$1,931
Accounts receivable	272
Prepaid expenses and other current assets	379
Other non-current assets	2
Developed technology intangible asset	19,100	7 years
Customer relationships intangible asset	4,900	10 years
Goodwill	23,706
Total assets acquired	$50,290
Liabilities assumed
Accounts payable	(250)
Deferred revenue, current	(590)
Other current liabilities	(214)
Accrued expenses	(1,687)
Net deferred tax liabilities	(4,366)
Total liabilities assumed	$(7,107)
Net assets acquired	$43,183
Developed technology intangible asset represents the fair value of Novorender’s technology, which was valued considering both the cost to rebuild and relief from royalty methods. Key assumptions under the cost to rebuild method include the estimated level of effort and related costs of reproducing or replacing the acquired technology. Key assumptions under the relief from royalty method include forecasted revenue to be generated from the developed technology, an estimated royalty rate applicable to the technology, and a discount rate. Developed technology is amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the technology are consumed, over its estimated useful life of seven years. The amortization expense is recorded in cost of revenue in the accompanying condensed consolidated statements of operations and comprehensive loss.
Customer relationships represent the fair value of the underlying relationships with Novorender’s existing customers, which were valued using the excess earnings method. Key assumptions under the excess earnings method include estimated future revenues, costs, cash flows, and a discount rate. The customer relationship intangible asset is amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the customer relationships are consumed, over its estimated useful life of 10 years. The amortization expense is recorded in sales and marketing expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.
The $23.7 million goodwill balance is primarily attributable to synergies and expanded market opportunities that are expected to be achieved from the integration of Novorender with the Company’s offerings and assembled workforce. Goodwill is not deductible for income taxes purposes.
The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, but does not exceed 12 months. The purchase price allocation is subject to future adjustments, including as a result of finalizing the closing net working capital.
The Company issued 55,956 service-based restricted stock units (“RSUs”) at a grant date fair value of $76.30 per share in order to retain certain employees of Novorender. The total grant date fair value of the RSUs was excluded from purchase consideration and is recognized as post-combination expense. See Note 10 to

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
these condensed consolidated financial statements for details on how the Company expenses stock-based compensation.
To retain certain Novorender employees, the Company held back $6.7 million of the cash purchase price, which will vest based on continued employment over a two-year period. $1.9 million will be paid 12 months after the acquisition date, and the remaining $4.8 million will be paid 24 months after the acquisition date. The cash holdback amount is excluded from the purchase consideration and will be recorded as post-combination compensation expense over the service period on a straight-line basis.
The Company has not separately presented pro forma results reflecting the acquisition of Novorender or revenue and operating losses of Novorender for the period from the acquisition date through March 31, 2025, as the impacts were not material to the condensed consolidated financial statements. The acquisition-related transaction costs were not material and were expensed as incurred in the accompanying condensed consolidated statements of operations and comprehensive loss.
6.LEASES
The Company has primarily entered into lease arrangements for office space, in addition to other miscellaneous equipment. The Company’s leases have initial non-cancelable lease terms ranging from one to 10 years. Some of the Company’s leases include an option for it to extend the term of the lease for up to 14 years.
During the three months ended March 31, 2025, the Company modified one of its office leases in Carpinteria, California to reduce the leased premises and waive the intent to exercise a 10-year renewal option, resulting in a reclassification from a financing lease to an operating lease. In addition, the Company modified its office leases in Austin, Texas to adjust the rent obligations, expand the leased premises, and extend the lease terms, which resulted in an increase of $22.0 million in future rent commitments, net of tenant improvement reimbursement, from 2025 through 2038. In April 2025, the Company further modified its office leases in Austin, Texas to expand the leased premises on favorable terms, which resulted in an additional $17.4 million in future rent commitments, net of tenant improvement reimbursement, from April 2025 through 2038. Total operating lease commencements and modifications during the period resulted in net increases to right of use assets–operating leases and corresponding operating lease liabilities on the accompanying condensed consolidated balance sheets of $4.5 million and $6.4 million, respectively, which primarily relate to the modified leases in Texas.
Supplemental information related to leases is as follows (in thousands):

	March 31, 2025	December 31, 2024
Operating Leases
Operating right of use assets	$31,758	$28,790
Amount included within other current liabilities	5,479	3,746
Operating lease liabilities, non-current	36,599	32,697
Total operating lease liabilities	$42,078	$36,443
Finance Leases
Finance right of use assets	$20,972	$31,727
Amount included within other current liabilities	1,671	2,228
Finance lease liabilities, non-current	27,903	41,352
Total finance lease liabilities	$29,574	$43,580

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)
Finance leases	12.0	12.2
Operating leases	10.1	8.9
Weighted-average discount rate
Finance leases	3.81%	4.21%
Operating leases	6.02%	6.10%
Maturities of lease payments, net of tenant improvement reimbursement, for leases where the lease commencement date commenced on or prior to March 31, 2025 are as follows (in thousands):

Period Ended December 31,	Operating	Finance	Total
2025(1)	$(2,749)	$2,076	$(673)
2026	5,312	2,817	8,129
2027	3,507	2,804	6,311
2028	6,419	2,869	9,288
2029	4,768	2,956	7,724
2030	4,866	3,045	7,911
Thereafter	43,810	20,697	64,507
Total lease payments, net of tenant improvement reimbursement	$65,933	$37,264	$103,197
Less imputed interest	(23,855)	(7,690)	(31,545)
Total	$42,078	$29,574	$71,652
(1) For the nine months from April 1, 2025 through December 31, 2025.
7.INTANGIBLE ASSETS AND GOODWILL
Intangible assets
During the three months ended March 31, 2025, the Company completed the acquisition of Novorender, which was accounted for as a business combination, as described above in Note 5. The Company also acquired another developed technology for $4.9 million, which was accounted for as an asset acquisition with an estimated useful life of four years, and the amortization expense is recorded in cost of revenue on the accompanying condensed consolidated statements of operations and comprehensive loss.
The Company’s finite-lived and indefinite-lived intangible assets are summarized as follows (in thousands):

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$212,353	$(103,449)	$108,904	4.3
Customer relationships	75,950	(46,989)	28,961	5.8
Total finite-lived intangible assets	$288,303	$(150,438)	$137,865	4.6

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$185,947	$(95,216)	$90,731	4.0
Customer relationships	71,050	(43,683)	27,367	4.9
Total finite-lived intangible assets	256,997	(138,899)	118,098	4.2
In-process research and development	2,848	—	2,848
Total intangible assets	$259,845	$(138,899)	$120,946
The Company's in-process research and development (“IPR&D”) intangible asset, which was acquired in 2023, was considered indefinite-lived and assessed annually for impairment. During the three months ended March 31, 2025, the Company completed the development of the IPR&D intangible asset and reclassified it as a finite-lived intangible asset, which started to be amortized over its estimated useful life of two years.
The Company estimates that there is no significant residual value related to its finite-lived intangible assets. Amortization expense recorded on the Company’s finite-lived intangible assets is summarized as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$7,602	$5,885
Sales and marketing	3,305	3,106
Research and development	632	675
Total amortization of acquired intangible assets	$11,539	$9,666
Goodwill
The following table presents the changes in carrying amount of goodwill during the three months ended March 31, 2025 (in thousands):

Beginning balance	$549,651
Additions	23,706
Other adjustments, net(1)	26
Ending balance	$573,383
(1) Includes the effect of foreign currency translation.

The addition to goodwill was due to the acquisition of Novorender, as disclosed in Note 5 to these condensed consolidated financial statements. There was no impairment of goodwill during the periods presented.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
8.ACCRUED EXPENSES
The following represents the components of accrued expenses contained within the Company’s condensed consolidated balance sheets at the end of each period (in thousands):

	March 31, 2025	December 31, 2024
Accrued bonuses	$12,773	$28,878
Accrued commissions	14,705	17,885
Accrued salary, payroll tax, and employee benefit liabilities	35,147	25,210
Other accrued expenses	14,119	16,767
Total accrued expenses	$76,744	$88,740
9.COMMITMENTS AND CONTINGENCIES
Purchase commitments
The Company's purchase commitments relate to non-cancelable multi-year agreements with third parties to purchase goods and services. During the three months ended March 31, 2025, the Company executed an agreement for hosting services for a total commitment of $94.0 million to be paid over the period from March 2025 through February 2028. Outside of this renewal agreement, there were no further material changes to the Company's purchase commitments from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
10.STOCKHOLDERS' EQUITY
2021 Equity Incentive Plan
In May 2021, the Company’s board of directors (the “Board”) adopted, and the stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”) with the purpose of granting stock-based awards, including stock options, stock appreciation rights, restricted stock awards (“RSAs”), RSUs, PSUs, and other forms of awards, to employees, directors, and consultants. As of December 31, 2024, a total of 51,863,260 shares of common stock were authorized for issuance under the 2021 Plan. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to either (i) 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (ii) a lesser number of shares determined by the Board prior to the applicable January 1. Accordingly, on January 1, 2025, the number of shares of common stock that may be issued under the 2021 Plan increased by an additional 7,492,656 shares. As a result, as of March 31, 2025, a total of 59,355,916 shares of common stock are authorized for issuance under the 2021 Plan. As of March 31, 2025, a total of 39,766,423 shares of common stock were available for issuance under the 2021 Plan. No stock options have been issued under the 2021 Plan.
Stock options
No stock options were granted during the periods presented.
The following table summarizes the stock option activity during the three months ended March 31, 2025:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2024	3,152,158	$12.29
Exercised	(149,650)	15.72
Outstanding at March 31, 2025	3,002,508	12.12
Exercisable at March 31, 2025	3,002,508	$12.12
As of March 31, 2025, there is no unrecognized stock-based compensation cost for stock options previously granted by the Company.
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the RSU activity during the three months ended March 31, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2024	7,071,443	$65.85
Granted	2,648,939	68.31
Vested	(874,963)	62.58
Canceled/Forfeited	(426,443)	65.67
Outstanding at March 31, 2025	8,418,976	$66.97
As of March 31, 2025, the total unrecognized stock‑based compensation cost for all RSUs outstanding was $538.5 million, which is expected to be recognized over a weighted‑average vesting period of 2.9 years.
Performance-based restricted stock units
In 2022, the Company began granting PSUs to certain non-executive employees with vesting terms based on the achievement of certain operating performance goals.
In March 2025, the Company granted its CEO an aggregate target number of 93,438 PSUs (the “2025 CEO PSUs”) that will vest (if at all) over a three-year period, subject to the achievement of certain financial performance goals and continued service through the applicable vesting date. A target number of 70,078 2025 CEO PSUs (75% of the 2025 CEO PSUs) will become eligible to vest (if at all) based on the attainment level of a revenue performance goal for fiscal year 2025, which was set near the beginning of fiscal year 2025, with a payout range of 0% to 200% of target. A target number of 23,360 2025 CEO PSUs (25% of the 2025 CEO PSUs) will become eligible to vest (if at all) based on the attainment of a non-GAAP operating margin performance goal for fiscal year 2025, which was set near the beginning of fiscal year 2025, with a payout range of 0% to 150% of target. The actual number of 2025 CEO PSUs that become eligible to vest will be determined based on the attainment level of the applicable performance goal, as certified by the Compensation Committee of the Board (the “Compensation Committee”). One-third of the 2025 CEO PSUs that become eligible to vest will vest on February 20, 2026 (or a subsequent quarterly vesting date, to the extent the number of 2025 CEO PSUs eligible to vest have not been certified by such date). The remaining 2025 CEO PSUs that become eligible to vest will vest in substantially equal installments quarterly over the two years following February 20, 2026 (or a subsequent quarterly vesting date, to the extent the number of 2025 CEO PSUs eligible to vest have not been certified by such date).
In March 2024, the Company granted its CEO an aggregate target number of 46,986 PSUs (the “2024 CEO PSUs”) that would vest (if at all) over a three-year period, subject to the achievement of certain financial performance goals and continued service through the applicable vesting date. A target number of 35,239 2024 CEO PSUs (75% of the 2024 CEO PSUs) were eligible to vest based on the attainment level of a revenue performance goal for fiscal year 2024, which was set near the beginning of fiscal year 2024, with a payout range of 0% to 200% of target. A target number of 11,747 2024 CEO PSUs (25% of the 2024 CEO PSUs) were eligible to vest based on the attainment of a non-GAAP operating margin performance goal for fiscal year 2024, which was set near the beginning of fiscal year 2024, with a payout range of 0% to 150% of target. The actual number of 2024 CEO PSUs that became eligible to vest was determined based on the attainment level of the applicable performance goal, as certified by the Compensation Committee. As of December 31, 2024, the non-GAAP operating margin performance goal was achieved and the revenue performance goal was not achieved, which was certified by the Compensation Committee in February 2025. As a result, one-third of the 2024 CEO PSUs that became eligible to vest vested on February 20, 2025. The remaining 2024 CEO PSUs that became eligible to vest will vest in substantially equal installments quarterly over the two years following February 20, 2025.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
The following table summarizes the PSU activity during the three months ended March 31, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2024	155,791	$67.63
Granted (1)	93,438	66.80
Vested	(8,016)	76.64
Canceled/Forfeited	(86,406)	64.68
Outstanding at March 31, 2025	154,807	$68.31
(1) This represents awards granted at 100% attainment of the performance conditions.
As of March 31, 2025, the total unrecognized stock‑based compensation cost for all PSUs outstanding was $8.1 million, which is expected to be recognized over a weighted‑average vesting period of 1.3 years.
Employee Stock Purchase Plan
In May 2021, the Board adopted, and the stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effective date of the Company’s IPO. As of December 31, 2024, a total of 6,780,128 shares of common stock had been reserved for issuance under the ESPP. The number of shares of the Company’s common stock reserved for issuance under the ESPP automatically increases on January 1 of each year for a period of 10 years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year; and (ii) 3,900,000 shares, except before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Accordingly, on January 1, 2025, the number of shares of common stock reserved under the ESPP increased by an additional 1,498,531 shares.
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Employee payroll contributions accrued in connection with the ESPP were $12.2 million and $5.4 million as of March 31, 2025 and December 31, 2024, respectively, and are included within accrued expenses on the accompanying condensed consolidated balance sheets. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders’ equity on the purchase date. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period. During the three months ended March 31, 2025 and 2024, the Company recognized stock-based compensation expense of $2.8 million and $2.4 million, respectively, in connection with the ESPP.
As of March 31, 2025, unrecognized stock-based compensation expense related to the ESPP was $4.1 million, which is expected to be recognized over a weighted-average period of 0.3 years.
Stock repurchase program
In October 2024, the Board authorized a stock repurchase program to repurchase up to $300.0 million of the Company’s outstanding common stock. Repurchases may be effected from time to time either on the open market (including via pre-set trading plans) or through other transactions, in accordance with applicable securities laws. The timing of stock repurchases and the actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities, and will be subject to the discretion of the Company’s management within its authorization. The stock repurchase program does not obligate the Company to acquire any particular number of shares of the Company’s common stock, or any shares at all. The stock repurchase program expires on October 29, 2025, and may be suspended or discontinued at any time at the Company's discretion and without notice.
During the three months ended March 31, 2025, the Company repurchased and retired a total of 1,450,591 shares of the Company’s common stock at a weighted average per share price of $68.96 for an aggregate amount of $100.0 million, which includes the transaction costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.
Stock-based compensation
The Company recorded total stock-based compensation cost from stock options, RSUs, PSUs, RSAs, and the ESPP as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$2,752	$1,810
Sales and marketing	14,834	12,915
Research and development	18,372	13,726
General and administrative	12,321	11,681
Total stock-based compensation expense	$48,279	$40,132
Stock-based compensation capitalized for software development and cloud-computing arrangement implementation costs	4,123	2,458
Total stock-based compensation cost	$52,402	$42,590

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
11.INCOME TAXES
For the three months ended March 31, 2025 and 2024, income tax (benefits) expenses recorded by the Company were $5.3 million and $0.3 million, respectively. As of March 31, 2025, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.
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
The following weighted-average potentially dilutive shares are excluded from the calculation of diluted earnings per share as they are anti-dilutive:

	Three Months Ended March 31,
	2025	2024
RSUs and PSUs subject to future vesting	6,944,609	7,137,049
Shares issuable pursuant to the ESPP	589,773	332,955
Shares of common stock issuable from stock options	3,086,131	4,118,370
Total	10,620,513	11,588,374
13.GEOGRAPHIC INFORMATION
The following table sets forth the Company’s revenues by geographic region, which is determined based on the billing location of the customer (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue by geographic region:
U.S.	$264,597	$230,433
Rest of the world	46,035	38,995
Total revenue	$310,632	$269,428
Percentage of revenue by geographic region:
U.S.	85%	86%
Rest of the world	15%	14%

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
As of March 31, 2025, there was no liability remaining for restructuring-related costs.
15.SUBSEQUENT EVENTS
On April 28th, 2025, the Company signed an amendment to its Austin, Texas office leases, as disclosed in Note 6 of these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Form 10-K. You should review the disclosures under the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and under Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments, except as required by law.
Overview
Our mission is to connect everyone in construction on a global platform.
We are the leading global provider of cloud-based construction management software, and are helping transform one of the oldest, largest, and least digitized industries in the world. We focus exclusively on connecting and empowering the construction industry’s key stakeholders, such as owners, general contractors, and specialty contractors, to collaborate and access our capabilities from any location, on any internet-connected device. Our platform is modernizing and digitizing construction management by enabling timely access to critical project information, simplifying complex workflows, and facilitating seamless communication among relevant stakeholders, all of which we believe positions us to serve as the system of record for the construction industry. We are also continuing to develop other programs and services to address related challenges faced by the construction industry’s key stakeholders. Adoption of our products, services, and platform helps our customers increase productivity and efficiency, reduce rework and costly delays, improve safety and compliance, and enhance financial transparency and accountability.
In short, we build the software for the people that build the world.
Our customers range from small businesses managing a few million dollars of annual construction volume to global enterprises managing billions of dollars of annual construction volume. Our core customers are owners, general contractors, and specialty contractors operating across the residential, and non-residential segments of the construction industry. We primarily sell subscriptions to access our products through our direct sales team, which is specialized by geography, followed by size and type of stakeholder.
Our products are offered on our cloud-based platform and are designed to be easy to configure and deploy. Our users can access our products on computers, smartphones, and tablets through any web browser or from our mobile application available for both the iOS and Android platforms.
We generate substantially all of our revenue from subscriptions to access our products. We primarily sell our products on a subscription basis for a fixed fee with pricing generally based on the number and mix of products a customer subscribes to and the fixed aggregate dollar volume of construction work contracted to run on our platform annually, which we refer to as annual construction volume. As our customers subscribe to additional products or increase the annual construction volume contracted to run on our platform, we generate more revenue. We do not provide refunds for unused construction volume, or charge customers based on consumption or on a per-project basis. Our business model is designed to encourage rapid, widespread adoption of our products by generally allowing for unlimited users, meaning we generally do not charge a per-seat or per-user fee. Customers can, and often do, invite all project participants, including owners, general contractors, specialty contractors, architects, and engineers, to engage with our platform as part of a project team without incurring additional fees. These collaborators engage with our platform for the duration of their involvement in a project, but do not pay us for such use. However, multiple participants can be customers on the same project, which allows each of them to retain access to project information for the duration of their subscription and allows us to receive revenue from multiple customers on the same project.

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
To support these efforts, in July 2024 we began to evolve our GTM operating model by, among other things, transitioning to a general manager model, with general managers for our North America, Europe, Asia-Pacific, and Middle East regions and our public sector business, each of whom is empowered to assess and deploy the appropriate strategies and tactics for customers within their respective regions. We have also added new product and technical specialists to our GTM teams, who we believe can add value for our customers by matching the evolving needs of our customers’ diverse buyer personas with our products and services, and helping our customers understand and implement the full potential of our platform. Evolving our GTM operating model involves new investment, particularly as we increase our sales headcount, ramp and invest in additional enablement for our sales teams, and add the new specialists to our teams. We believe that these investments will allow us to build stronger and deeper customer relationships and improve our operating efficiency over time which, in turn, will result in better customer experiences and provide additional value to our customers, some of whom continue to face macroeconomic and other pressures that have negatively impacted their spending decisions. We have seen and anticipate continuing to see some disruptions and adverse impacts to our financial and operating results in the near-term as we invest in and implement the evolved GTM operating model. Over the longer term, if we fail to successfully implement, or realize the benefits of, our evolved GTM operating model, or otherwise fail to acquire new customers, retain existing customers, or expand existing customers’ use of our products, services, and platform, our business, financial condition, results of operations, and prospects will be adversely affected, potentially materially. Notwithstanding these risks, we believe that implementing the evolved GTM operating model will improve our long-term operating efficiency, best position us for sustainable long-term growth, and enhance our ability to capture our large market opportunity.

Despite macroeconomic challenges, we have seen an increase in the number of customers that contributed more than $100,000 of annual recurring revenue ("ARR"), which increased from 2,119 as of March 31, 2024 to 2,418 as of March 31, 2025, reflecting a year-over-year growth rate of 14%. The number of customers on our platform has increased from 16,598 as of March 31, 2024 to 17,306 as of March 31, 2025, reflecting a year-over-year growth rate of 4%. All aforementioned customer counts exclude customers acquired from business combinations that do not have standard Procore annual contracts.
In addition, our gross retention rate (“GRR”) was 95% as of both March 31, 2025 and March 31, 2024. Our GRR reflects only customer losses and does not reflect customer expansion or contraction. We believe our high GRR demonstrates that we serve a vital role in our customers’ operations, as the vast majority of our customers continue to use our products and platform and to renew their subscriptions. We believe that GRR is a key metric to understand our ability to retain our customer base, to evaluate whether our products and platform are addressing our customers’ needs throughout the year.
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
The following table presents our cRPO and non-current RPO at the end of each period:

	March 31,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Remaining performance obligations
Current	$842,558	$704,656	$137,902	20%
Non-current	447,707	302,159	145,548	48%
Total remaining performance obligations	$1,290,265	$1,006,815	$283,450	28%
We believe that cRPO is a key metric to track our ability to win fixed revenue commitments from new customers and to expand and retain existing customers. As of March 31, 2025, cRPO increased by $137.9 million, or 20%, year-over-year. Approximately 33% of the increase was attributable to existing customers and 67% was attributable to new customers acquired during the twelve months ended March 31, 2025. We expect RPO to change from period to period primarily due to the size, timing, and duration of new customer contracts and customer renewals.
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
We intend to continue to invest in building additional products, services, offerings, features, and functionality that expand our capabilities and facilitate the extension of our platform. For example, in January 2025, we acquired Novorender AS, a 3D viewer and building information modeling platform; in May 2024, we acquired Intelliwave Technologies Inc., a construction materials management company that enhances our Resource Management solution; and in September 2023, we launched Procore Pay, a payment solution that handles all aspects of the payment processes between general contractors and subcontractors. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. While the impact of these developments, including Procore Pay, are not yet material to our business, our future success is dependent on our ability to successfully develop or acquire, market, and sell existing and new products and services to both new and existing customers.

International Growth
We see international expansion as a major, and largely greenfield, opportunity for growth as we look to capture a larger part of the worldwide construction market. We have an international sales and marketing presence with offices in Sydney, Australia; Toronto, Canada; London, England; Dublin, Ireland; and Dubai, United Arab Emirates (“UAE”). As a result of our international efforts, we support multiple languages and currencies. Non-U.S. revenue as a percentage of our total revenue was 15% and 14% for the three months ended March 31, 2025 and 2024, respectively. We determine the percentage of non-U.S. revenue based on the billing location of each customer. Fluctuations in foreign currencies may positively or negatively impact the amount of revenue that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars.
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
Macroeconomic Factors
Macroeconomic factors and geopolitical events that impact the construction industry, such as elevated inflationary pressures and responses by governments to address it, tariffs and trade wars, higher interest rates than we've seen in recent history, elevated recession risk, volatility in capital markets, bank failures, fluctuations in foreign exchange rates, global pandemics, evolving and potentially conflicting regulatory requirements, and wars and other conflicts may impact our customers’ spending, as well as our operating expenses and cash flows. We believe that macroeconomic factors and uncertainty have resulted in cautious customer spending and increased customer pricing sensitivity, contributing to the decline in our cRPO annual growth rate, among other impacts. However, as these and other factors - including tariff policies - evolve, we continue to monitor the ways in which they may directly or indirectly impact our business, results of operations, and financial condition. See the section titled “Risk Factors” in Part I, Item 1A, of our 2024 Form 10-K for further discussion.

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

General and Administrative
General and administrative expenses primarily consist of personnel-related compensation expenses for our information technology, human resources, finance, legal, executive, and other administrative functions. Additionally, general and administrative expenses include non-personnel-related expenses, such as professional fees for audit, legal, tax, and other external consulting services; computer software expenses; costs associated with operating as a public company, including insurance costs, professional services, investor relations, and other compliance costs; property and use taxes; licenses; travel and entertainment costs; acquisition-related transaction expenses; and allocated overhead. We expect general and administrative expenses to increase on an absolute dollar basis and vary from period to period as a percentage of revenue, as our business continues to grow, including in relation to our international expansion.
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
Other Income (Expense), Net
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

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Revenue	$310,632	$269,428
Cost of revenue(1)(2)(3)	64,926	45,723
Gross profit	245,706	223,705
Operating expenses
Sales and marketing(1)(2)(3)(4)	138,684	120,994
Research and development(1)(2)(3)(4)	87,609	70,599
General and administrative(1)(3)(4)	55,658	51,018
Total operating expenses	281,951	242,611
Loss from operations	(36,245)	(18,906)
Interest income	5,997	5,938
Interest expense	(285)	(479)
Accretion income, net	2,447	3,088
Other income (expense), net	391	(344)
Loss before provision for income taxes	(27,695)	(10,703)
Provision for income taxes	5,294	263
Net loss	$(32,989)	$(10,966)

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Revenue	100%	100%
Cost of revenue(1)(2)(3)	21%	17%
Gross profit	79%	83%
Operating expenses
Sales and marketing(1)(2)(3)(4)	45%	45%
Research and development(1)(2)(3)(4)	28%	26%
General and administrative(1)(3)(4)	18%	19%
Total operating expenses	91%	90%
Loss from operations	(12%)	(7%)
Interest income	2%	2%
Interest expense	0%	0%
Accretion income, net	1%	1%
Other income (expense), net	0%	0%
Loss before provision for income taxes	(9%)	(4%)
Provision for income taxes	2%	0%
Net loss	(11%)	(4%)

(1)Includes stock-based compensation expense and amortization of capitalized stock-based compensation as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Cost of revenue	$5,268	$3,185
Sales and marketing	14,950	13,020
Research and development	18,424	13,735
General and administrative	12,382	11,729
Total stock-based compensation expense*	$51,024	$41,669
*Includes amortization of capitalized stock-based compensation of $2.7 million and $1.5 million, respectively, for the three months ended March 31, 2025 and 2024 which was initially capitalized as capitalized software and cloud-computing arrangement implementation costs.
(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Cost of revenue	$7,602	$5,885
Sales and marketing	3,305	3,106
Research and development	632	675
Total amortization of acquired intangible assets	$11,539	$9,666
(3)Includes employer payroll tax on employee stock transactions as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Cost of revenue	$261	$212
Sales and marketing	1,131	1,264
Research and development	1,726	1,668
General and administrative	883	1,045
Total employer payroll tax on employee stock transactions	$4,001	$4,189
(4)Includes acquisition-related expenses as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Sales and marketing	$656	$448
Research and development	1,049	—
General and administrative	$375	$—
Total acquisition-related expenses	$2,080	$448

Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Revenue	$310,632	$269,428	$41,204	15%
During the three months ended March 31, 2025, our revenue increased by $41.2 million, or 15%, compared to the three months ended March 31, 2024, of which approximately 83% was attributable to revenue from existing customers and approximately 17% was attributable to revenue from new customers acquired during the three months ended March 31, 2025. The increase in revenue from existing customers includes the net benefit of a full quarter of subscription revenue in the first quarter of 2025 from customers that were newly acquired or expanded their subscriptions between the beginning of the first quarter of 2024 and the end of the fourth quarter of 2024 and continued or expanded their subscriptions, as applicable, in the first quarter of 2025.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Cost of revenue	$64,926	$45,723	$19,203	42%
Gross profit	245,706	223,705	22,001	10%
Gross margin	79%	83%
The increase in cost of revenue during the three months ended March 31, 2025 was primarily attributable to an increase of $8.1 million in personnel-related expenses, including increases of $7.1 million in salaries and wages and $0.9 million in stock-based compensation expense. The increase in cost of revenue was also attributable to a $5.4 million increase in amortization of capitalized software development costs; a $4.2 million increase in third-party cloud hosting and related services as we grow our customer base; and a $1.7 million increase in amortization of developed technology intangible assets. We increased our cost of revenue headcount by 22% since March 31, 2024, as we continue to invest additional resources in platform hosting, customer support, implementation, and software development to grow our business, evolve our GTM operating model, and ensure that our customers are realizing the full benefit of our products.

Operating Expenses

	Three Months Ended March 31,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Sales and marketing	$138,684	$120,994	$17,690	15%
The increase in sales and marketing expenses during the three months ended March 31, 2025 was primarily attributable to an increase of $10.6 million in personnel-related expenses, including increases of $8.8 million in salaries and wages and $1.9 million in stock-based compensation expense. The increase in sales and marketing expenses was also attributable to a $3.9 million increase in professional fees, including increases of $2.2 million for professional service fees and $1.5 million for contractors to supplement our staff levels; a $2.8 million increase in travel-related costs; and a $1.4 million increase in marketing events and expenses. We increased our sales and marketing headcount by 10% since March 31, 2024 to support our GTM operating model.

	Three Months Ended March 31,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Research and development	$87,609	$70,599	$17,010	24%
The increase in research and development expenses during the three months ended March 31, 2025 was primarily attributable to an increase of $12.8 million in personnel-related expenses, including increases of $8.1 million in salaries and wages and $4.6 million in stock-based compensation expense. The increase in research and development expenses was also attributable to a $2.8 million increase in professional fees for contractors to supplement our staff levels, and a $1.2 million increase in computer software expenses. We increased our research and development headcount by 55% since March 31, 2024 in order to continue to build, enhance, maintain, and scale our products, services, and platform as part of our global workforce strategy.

	Three Months Ended March 31,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
General and administrative	$55,658	$51,018	$4,640	9%
The increase in general and administrative expenses during the three months ended March 31, 2025 was primarily due to an increase of $2.0 million in personnel-related expenses, including increases of $1.5 million in salaries and wages and $0.6 million in stock-based compensation expense. The increase in general and administrative expenses was also attributable to a $2.7 million increase in professional fees, including increases of $1.5 million for legal and other professional services and $0.9 million for contractors to supplement our staff levels; and a $1.3 million increase in computer software expenses. The increases in general and administrative expenses were partially offset by a $2.2 million decrease in rent expense, primarily related to modifications of leases in the first quarter of 2025. We decreased our general and administrative headcount by 2% since March 31, 2024, as we continue to focus on operating efficiency.

Interest Income, Interest Expense, Accretion Income, Net, Other Income (Expense), Net, and Provision for Income Taxes

	Three Months Ended March 31,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Interest income	$5,997	$5,938	$59	1%
Interest expense	285	479	(194)	(41%)
Accretion income, net	2,447	3,088	(641)	(21%)
Other income (expense), net	391	(344)	735	*
Provision for income taxes	5,294	263	5,031	1,913%
*Percentage not meaningful
During the three months ended March 31, 2025, accretion income, net increased by $0.6 million due to an increase both in our purchases of marketable securities and the balance of our marketable securities portfolio year over year.
During the three months ended March 31, 2025, provision for income taxes increased by $5.0 million primarily due to a foreign tax on the transfer from Norway to the U.S. of intellectual property acquired from Novorender.

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
Stock-based compensation expense includes the net effects of capitalization and amortization of stock-based compensation expense related to capitalized software and cloud-computing arrangement implementation costs. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of the compensation provided to our employees. Because of varying available valuation methodologies, subjective assumptions, and the variety of equity instruments that can impact a company’s non-cash expenses, we believe that providing non-GAAP financial measures that exclude stock-based compensation expense allows for meaningful comparisons between our operating results from period to period. The expense related to amortization of acquired intangible assets is a non-cash expense and is dependent upon estimates and assumptions, which can vary significantly and are unique to each asset acquired; therefore, we believe that non-GAAP measures that adjust for the amortization of acquired intangible assets provide investors a consistent basis for comparison across accounting periods. The amount of employer payroll tax-related items on employee stock transactions is dependent on restricted stock unit settlements, option exercises, related stock price, and other factors that are beyond our control and that do not correlate to the operation of our business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution than the accounting charges associated with such grants). Since the amount of employer payroll tax-related items on employee stock transactions is highly variable due to factors outside our control, and unrelated to our core operations, operating results, revenue-generating activities, business strategy, industry, or regulatory environment, management does not consider employer payroll tax on employee stock transactions in the evaluation of the business or in making operating plans. Accordingly, we believe this adjustment in arriving at our non-GAAP measures provides investors with a better understanding of the performance of our core business in a manner that is consistent with management’s view of the business. Acquisition-related expenses include external and incremental transaction costs, such as legal and due diligence costs, and retention or other compensation payments. These expenses are unpredictable and generally would not have otherwise been incurred in the periods presented as part of our continuing operations. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related expenses, may not be indicative of such future costs. We believe excluding acquisition-related expenses facilitates the comparison of our financial results to our historical operating results and to other companies in our industry. Overall, we believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results period-over-period and to those of peer companies.
The following tables present reconciliations of our GAAP financial measures to our non-GAAP financial measures for the periods presented:
Reconciliation of gross profit and gross margin to non-GAAP gross profit and non-GAAP gross margin:

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands)
Revenue	$310,632	$269,428
Gross profit	245,706	223,705
Stock-based compensation expense	5,268	3,185
Amortization of acquired technology intangible assets	7,602	5,885
Employer payroll tax on employee stock transactions	261	212
Non-GAAP gross profit	$258,837	$232,987
Gross margin	79%	83%
Non-GAAP gross margin	83%	86%

Reconciliation of operating expenses to non-GAAP operating expenses:

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands)
Revenue	$310,632	$269,428
GAAP sales and marketing	138,684	120,994
Stock-based compensation expense	(14,950)	(13,020)
Amortization of acquired intangible assets	(3,305)	(3,106)
Employer payroll tax on employee stock transactions	(1,131)	(1,264)
Acquisition-related expenses	(656)	(448)
Non-GAAP sales and marketing	$118,642	$103,156
GAAP sales and marketing as a percentage of revenue	45%	45%
Non-GAAP sales and marketing as a percentage of revenue	38%	38%

GAAP research and development	$87,609	$70,599
Stock-based compensation expense	(18,424)	(13,735)
Amortization of acquired intangible assets	(632)	(675)
Employer payroll tax on employee stock transactions	(1,726)	(1,668)
Acquisition-related expenses	(1,049)	—
Non-GAAP research and development	$65,778	$54,521
GAAP research and development as a percentage of revenue	28%	26%
Non-GAAP research and development as a percentage of revenue	21%	20%

GAAP general and administrative	$55,658	$51,018
Stock-based compensation expense	(12,382)	(11,729)
Employer payroll tax on employee stock transactions	(883)	(1,045)
Acquisition-related expenses	(375)	—
Non-GAAP general and administrative	$42,018	$38,244
GAAP general and administrative as a percentage of revenue	18%	19%
Non-GAAP general and administrative as a percentage of revenue	14%	14%

Reconciliation of loss from operations and operating margin to non-GAAP income from operations and non-GAAP operating margin:

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands)
Revenue	$310,632	$269,428
Loss from operations	(36,245)	(18,906)
Stock-based compensation expense	51,024	41,669
Amortization of acquired intangible assets	11,539	9,666
Employer payroll tax on employee stock transactions	4,001	4,189
Acquisition-related expenses	2,080	448
Non-GAAP income from operations	$32,399	$37,066
Operating margin	(12%)	(7%)
Non-GAAP operating margin	10%	14%

Liquidity and Capital Resources
As of March 31, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $698.8 million, which were held in money market funds, U.S. treasury securities, corporate notes and obligations, commercial paper, checking accounts, and savings accounts. Our investments in marketable securities are exposed to interest rate risk; however, due to the short-term nature of our investments, we do not anticipate being exposed to material risks due to changes in interest rates.
As of March 31, 2025, we had outstanding letters of credit on an unsecured basis totaling approximately $6.0 million to secure various leased office facilities in the U.S. and Australia.
Our cash sources primarily consist of cash generated from sales to our customers, maturities of our marketable securities, proceeds from employees through stock option exercises and our employee stock purchase plan (“ESPP”), and interest income on our marketable securities, money market funds, and savings account balances.
Our cash requirements are primarily for operating expenses, which include personnel-related costs, purchase obligations primarily for hosting and software license and other services, lease obligations, and capital expenditures for our employees and offices. We also fund investments which help drive our strategic business growth through acquisitions and investments in equity securities and limited partnership funds. In February 2025, we began using cash to fund withholding taxes due upon the vesting of employee RSUs by net share settlement, rather than our previous approach of selling shares of our common stock issued to employees to cover applicable withholding taxes. Starting in March 2025, we also began using our cash to fund repurchases under our stock repurchase program.
During the three months ended March 31, 2025, we had additional contractual commitments primarily related to our modified office leases in Austin, Texas to adjust the rent obligations, expand the leased premises, and extend the lease terms; and a hosting services renewal agreement resulting in a non-cancellable purchase commitment. In the next 12 months, we have a net tenant improvement reimbursement from operating leases of $9.2 million relating to the modified office leases in Austin, and non-cancellable purchase commitments of $30.0 million. Beyond the next 12 months, we have additional net contractual commitments for operating lease obligations of $31.2 million relating to the modified office leases in Austin, and non-cancellable purchase commitments of $64.0 million. In April 2025, the Company further modified its office leases in Austin, Texas to expand the leased premises on favorable terms, which resulted in an additional $17.4 million in future rent commitments, net of tenant improvement reimbursement, from April 2025 through 2038. There have been no other material changes to our contractual obligations from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K. We believe our existing cash, cash equivalents, and marketable securities will be sufficient to meet our needs for at least the next 12 months. While we have generated positive cash flows from operations in recent years, we have continued to generate losses from operations, as reflected in our accumulated deficit of $1.3 billion as of March 31, 2025. We may not achieve profitability in the foreseeable future and may require additional capital resources to execute strategic initiatives to grow our business.
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
As of March 31, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$66,028	$69,145
Net cash used in investing activities	(63,511)	(4,670)
Net cash (used in) provided by financing activities	(126,380)	6,676

Operating Activities
Our largest source of cash from operating activities is collections from the sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting and software license expenses, and overhead.
Net cash provided by operating activities was $66.0 million during the three months ended March 31, 2025 which resulted from a net loss of $33.0 million, adjusted for non-cash charges of $75.0 million and a net cash inflow of $24.0 million from changes in operating expenses and liabilities. The $24.0 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected a $86.3 million decrease in accounts receivable primarily due to timing of billings and cash receipts from customers, which was partially offset by the following:
•a $26.6 million decrease in deferred revenue primarily due to timing of billings and seasonality;
•a $11.1 million decrease in accounts payable primarily due to timing of cash payments to our vendors;
•a $9.9 million decrease in accrued expenses and other liabilities primarily due to the size and timing of bonus and commission accruals and payouts, accrued ESPP contributions, payroll, and cash payments to our vendors;
•a $7.5 million increase in prepaid expenses and other assets primarily due to timing of cash payments to our vendors; and
•a $6.6 million increase in deferred contract cost assets related to commissions as a result of additional customer contracts closed and a higher capitalization rate during the period.
Net cash provided by operating activities was $69.1 million during the three months ended March 31, 2024, which resulted from a net loss of $11.0 million, adjusted for non-cash charges of $60.6 million and net cash inflows of $19.5 million from changes in operating assets and liabilities. The $19.5 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:
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

Investing Activities
Net cash used in investing activities of $63.5 million during the three months ended March 31, 2025 consisted of cash outflows for purchases of marketable securities of $134.6 million, business combinations of $41.3 million, capitalized software development costs of $15.3 million, asset acquisitions of $3.5 million, purchases of property and equipment of $4.0 million, and purchases of strategic investments of $0.6 million; partially offset by maturities of marketable securities of $135.8 million.
Net cash used in investing activities of $4.7 million during the three months ended March 31, 2024 consisted of purchases of marketable securities of $101.4 million, capitalized software development costs of $9.5 million, and purchases of property and equipment of $2.1 million primarily related to improvements to our leased offices and computer equipment purchases, partially offset by $107.3 million in maturities of marketable securities, and $1.3 million of customer repayments for materials financing.
Financing Activities
Net cash used in financing activities of $126.4 million during the three months ended March 31, 2025 consisted of repurchases of our common stock of $100.0 million, payments of tax withholding for net share settlement of $28.3 million, and payments on our finance lease obligations of $0.4 million; partially offset by proceeds from stock option exercises of $2.3 million.
Net cash provided by financing activities of $6.7 million during the three months ended March 31, 2024 consisted of $7.1 million in proceeds from stock option exercises, partially offset by $0.4 million in payments on our finance lease obligations.
Capital Allocation Strategy
We have a balanced approach to capital allocation based on the following priorities: driving organic and efficient revenue growth; investing in accretive mergers and acquisitions; and returning capital to stockholders through regular evaluation of stock repurchases, as appropriate.
Stock Repurchase Program
On October 29, 2024, our board of directors (the “Board”) authorized a stock repurchase program to repurchase up to $300.0 million of our outstanding common stock. We intend to opportunistically repurchase shares of our common stock from time to time through the open market (including via pre-set trading plans), or other transactions in accordance with applicable securities laws, in each case, subject to market conditions, applicable legal requirements, and other relevant factors. The timing of stock repurchases and the actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities, and will be subject to the discretion of our management within its authorization. The stock repurchase program will be funded using our working capital. The stock repurchase program does not obligate us to acquire any particular number of shares of our common stock, or any shares at all. The stock repurchase program expires on October 29, 2025, and may be suspended or discontinued at any time at our discretion and without notice. During the three months ended March 31, 2025, we repurchased and retired a total of 1,450,591 shares of our common stock at a weighted average per share price of $68.96 for an aggregate amount of $100.0 million, which includes the transaction costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.
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

Our significant accounting policies are described in Note 2 of our condensed consolidated financial statements. Our critical accounting policies and more significant judgments and estimates used in the preparation of our financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K. There have been no significant changes to these policies for the three months ended March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue is denominated in U.S. Dollars, with the remainder denominated in Australian Dollars, Canadian Dollars, Great British Pounds, Euros, Singapore Dollars, and UAE Dirham. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the U.S., Australia, Canada, England, Egypt, Singapore, France, Ireland, Czech Republic, Costa Rica, India, the UAE, and Norway. Our results of current and future operations and cash flows are, therefore, subject to the risk of fluctuations in foreign currency exchange rates. This exposure is the result of selling in multiple currencies and payment of personnel-related expenses and other operating expenses in countries where the functional currency is the local currency. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flow. These exposures may change over time as business practices evolve and economic conditions change. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $698.8 million as of March 31, 2025. Cash, cash equivalents, and marketable securities consist of money market funds, U.S. treasury securities, corporate notes and obligations, commercial paper, checking accounts, and savings accounts. The cash and cash equivalents are held for working capital and general corporate purposes. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of March 31, 2025, a hypothetical 100 basis points increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2025, the end of the period covered by this report.
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
(b)Changes in Internal Control Over Financial Reporting.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. There have not been any changes in internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes thereto, before making a decision to invest in our common stock. There have been no material changes described in Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K. The risks and uncertainties described in Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of such risks occur, our business, financial condition, results of operations, and prospects could be materially adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
On October 29, 2024, our Board authorized a stock repurchase program to repurchase up to $300.0 million of our outstanding common stock.
The following table summarizes the stock repurchase activity and the approximate dollar value of shares that may yet be purchased pursuant to our authorized stock repurchase program for the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased Under Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)
January 1 - January 31	0	$—	0	$300,000
February 1 - February 28	0	$—	0	300,000
March 1 - March 31	1,450,591	$68.96	1,450,591	200,000
Total	1,450,591		1,450,591	$200,000
(1) The average price paid per share includes transaction costs associated with the stock repurchase and excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.
Items 3 and 4 are not applicable and have been omitted.

Item 5. Other Information.
Compensatory Arrangements of Certain Officers

On May 2, 2025, the Company entered into amended and restated severance agreements (each, an “Executive Severance Agreement”) with each of Howard Fu, the Company’s Chief Financial Officer and Treasurer, Benjamin C. Singer, the Company’s Chief Legal Officer and Corporate Secretary, Lawrence J. Stack, the Company’s Chief Revenue Officer, and Steven S. Davis, the Company’s President, Product and Technology (each, a “Non-CEO Executive Officer”), which provide certain enhanced severance benefits designed to promote continuity and retain each Non-CEO Executive Officer through the Company’s Chief Executive Officer succession process, which was announced earlier this year. Each Executive Severance Agreement provides that, if a Non-CEO Executive Officer is terminated without “Cause” (as defined in the Executive Severance Agreement) during the 12-month period following the appointment of the Company’s next Chief Executive Officer, such Non-CEO Executive Officer will receive 12 months of accelerated equity vesting with respect to all time-based equity awards that are outstanding at the time of such termination, subject to such Non-CEO Executive Officer’s execution of an appropriate release of claims. The Executive Severance Agreements are effective as of the date executed, and amended and restated each Non-CEO Executive Officer’s original severance agreement. All other material terms and conditions of each Non-CEO Executive Officer’s original severance agreement with the Company remain unchanged in the Executive Severance Agreements.

The foregoing description of the Executive Severance Agreement is not complete and is qualified in its entirety by reference to the full text of the form of Executive Severance Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Insider Trading Arrangements

During the quarterly period ended March 31, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities as set forth in the table below. Specifically, following the Company's announcement of our Chief Executive Officer succession process earlier this year, Mr. Courtemanche terminated his Rule 10b5-1 plan before any transactions were executed under the plan.

			Type of Trading Arrangement

Name and Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold(3)	Expiration Date
Craig F. Courtemanche, Jr., President, Chief Executive Officer, and Director(4)	Termination	March 11, 2025	x		2,065,008	April 1, 2026

(1) Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2) “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(3) Represents the maximum number of shares that could have been sold pursuant to the Rule 10b5-1 trading arrangement had it not been terminated.
(4) This Rule 10b5-1 trading arrangement was adopted on December 11, 2024, by the Craig F. Courtemanche and Hillary Courtemanche Family Trust dtd 11/1/2012, The Courtemanche 2016 Irrevocable Trust UA dtd 11/18/2016, and the Courtemanche 2021 Irrevocable Trust UA dtd 6/10/2021.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40396	3.1	May 24, 2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40396	3.1	December 6, 2024

10.1*+	2025 Form of Executive Severance Agreement between the Registrant and each of its non-CEO executive officers
31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer

32.2*#	Section 906 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

+	Indicates management contract or compensatory plan
#	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Procore Technologies, Inc.

Date: May 2, 2025	By:	/s/ Craig F. Courtemanche, Jr.
Craig F. Courtemanche, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2025	By:	/s/ Howard Fu
Howard Fu
Chief Financial Officer and Treasurer (Principal Financial Officer)