Form 10-Q
period 2025-06-30
PROCORE TECHNOLOGIES, INC.
filed 2025-08-01
CIK 1611052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 25, 2025, the registrant had 150,192,801 shares of common stock, $0.0001 par value per share, outstanding.

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
•our ability to successfully incorporate artificial intelligence (“AI”) into our products, services, and platform, and deploy AI in our business operations;
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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
Procore Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except number of shares and par value)	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$324,262	$437,722
Marketable securities, current (amortized cost of $296,316 and $337,253 at June 30, 2025 and December 31, 2024, respectively)	296,618	337,673
Accounts receivable, net of allowance for credit losses of $3,595 and $6,109 at June 30, 2025 and December 31, 2024, respectively	194,103	246,472
Contract cost asset, current	43,439	33,922
Prepaid expenses and other current assets	54,098	44,090
Total current assets	912,520	1,099,879
Marketable securities, non-current (amortized cost of $85,869 and $46,042 at June 30, 2025 and December 31, 2024, respectively)	85,869	46,042
Capitalized software development costs, net	127,755	112,321
Property and equipment, net	44,023	43,592
Right of use assets - finance leases	20,521	31,727
Right of use assets - operating leases	33,093	28,790
Contract cost asset, non-current	59,033	47,505
Intangible assets, net	125,974	120,946
Goodwill	574,105	549,651
Other assets	21,208	20,918
Total assets	$2,004,101	$2,101,371
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,159	$33,146
Accrued expenses	97,561	88,740
Deferred revenue, current	560,598	584,719
Other current liabilities	27,565	21,427
Total current liabilities	705,883	728,032
Deferred revenue, non-current	4,467	5,815
Finance lease liabilities, non-current	27,455	41,352
Operating lease liabilities, non-current	37,678	32,697
Other liabilities, non-current	11,019	5,122
Total liabilities	786,502	813,018
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized at June 30, 2025 and December 31, 2024; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024.	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at June 30, 2025 and December 31, 2024; 150,189,021 and 149,853,135 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	15	15
Additional paid-in capital	2,517,880	2,535,868
Accumulated other comprehensive loss	(1,425)	(2,737)
Accumulated deficit	(1,298,871)	(1,244,793)
Total stockholders’ equity	1,217,599	1,288,353
Total liabilities and stockholders’ equity	$2,004,101	$2,101,371
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenue	$323,919	$284,347	$634,551	$553,775
Cost of revenue	67,732	48,101	132,658	93,824
Gross profit	256,187	236,246	501,893	459,951
Operating expenses
Sales and marketing	141,897	127,922	280,581	248,916
Research and development	88,902	72,308	176,511	142,907
General and administrative	55,655	50,792	111,313	101,810
Total operating expenses	286,454	251,022	568,405	493,633
Loss from operations	(30,267)	(14,776)	(66,512)	(33,682)
Interest income	5,015	5,814	11,012	11,752
Interest expense	(298)	(472)	(583)	(951)
Accretion income, net	2,027	3,761	4,474	6,849
Other income (expense), net	2,023	(148)	2,414	(492)
Loss before (benefit from) provision for income taxes	(21,500)	(5,821)	(49,195)	(16,524)
(Benefit from) provision for income taxes	(411)	490	4,883	753
Net loss	$(21,089)	$(6,311)	$(54,078)	$(17,277)
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.04)	$(0.36)	$(0.12)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	149,663,744	146,938,942	149,829,900	146,207,469
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	$1,263	$(87)	$1,430	$(573)
Unrealized loss on available-for-sale debt and marketable securities, net of tax	(197)	(172)	(118)	(379)
Total other comprehensive income (loss)	1,066	(259)	1,312	(952)
Comprehensive loss	$(20,023)	$(6,570)	$(52,766)	$(18,229)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2023	144,806,464	$15	$2,295,807	$(1,375)	$(1,138,837)	$1,155,610
Exercise of stock options	471,310	—	7,140	—	—	7,140
Stock-based compensation	—	—	42,590	—	—	42,590
Issuance of common stock upon settlement of restricted stock units	994,029	—	—	—	—	—
Other comprehensive loss	—	—	—	(693)	—	(693)
Net loss	—	—	—	—	(10,966)	(10,966)
Balance as of March 31, 2024	146,271,803	$15	$2,345,537	$(2,068)	$(1,149,803)	$1,193,681
Exercise of stock options	294,901	—	2,779	—	—	2,779
Stock-based compensation	—	—	52,721	—	—	52,721
Issuance of common stock upon settlement of restricted stock units	835,497	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	276,349	—	13,187	—	—	13,187
Other comprehensive loss	—	—	—	(259)	—	(259)
Net loss	—	—	—		(6,311)	(6,311)
Balance as of June 30, 2024	147,678,550	$15	$2,414,224	$(2,327)	$(1,156,114)	$1,255,798
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2024	149,853,135	$15	$2,535,868	$(2,737)	$(1,244,793)	$1,288,353
Exercise of stock options	149,650	—	2,352	—	—	2,352
Stock-based compensation	—	—	52,402	—	—	52,402
Issuance of common stock upon settlement of restricted stock units	882,979	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(331,056)	—	(28,277)	—	—	(28,277)
Repurchase and retirement of common stock, including transaction costs and excise tax	(1,450,591)	—	(100,440)	—	—	(100,440)
Other comprehensive income	—	—	—	246	—	246
Net loss	—	—	—	—	(32,989)	(32,989)
Balance as of March 31, 2025	149,104,117	$15	$2,461,905	$(2,491)	$(1,277,782)	$1,181,647
Exercise of stock options	335,896	—	5,218	—	—	5,218
Stock-based compensation	—	—	60,651	—	—	60,651
Issuance of common stock upon settlement of restricted stock units	865,285	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	245,276	—	14,404	—	—	14,404
Shares withheld related to net share settlement of equity awards	(313,050)		(21,577)	—	—	(21,577)
Repurchase and retirement of common stock, including transaction costs and excise tax	(48,503)		(2,721)	—	—	(2,721)
Other comprehensive income	—	—	—	1,066	—	1,066
Net loss	—	—	—		(21,089)	(21,089)
Balance as of June 30, 2025	150,189,021	$15	$2,517,880	$(1,425)	$(1,298,871)	$1,217,599
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Operating activities
Net loss	$(54,078)	$(17,277)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock-based compensation	103,870	89,357
Depreciation and amortization	54,092	40,894
Accretion of discounts on marketable debt securities, net	(4,295)	(6,749)
Abandonment of long-lived assets	2,455	580
Noncash operating lease expense	2,929	4,993
Unrealized foreign currency (gain) loss, net	(2,150)	714
Deferred income taxes	1,568	2
(Benefit from) provision for credit losses	(966)	405
Decrease (increase) in fair value of strategic investments	183	(641)
Changes in operating assets and liabilities, net of effect of asset acquisitions and business combinations
Accounts receivable	54,618	48,994
Deferred contract cost assets	(20,175)	(2,089)
Prepaid expenses and other assets	(9,236)	(190)
Accounts payable	(12,973)	13,279
Accrued expenses and other liabilities	11,632	(30,447)
Deferred revenue	(28,309)	(10,877)
Operating lease liabilities	(2,309)	(3,108)
Net cash provided by operating activities	96,856	127,840
Investing activities
Purchases of property and equipment	(7,008)	(3,963)
Capitalized software development costs	(32,557)	(19,732)
Purchases of strategic investments, net	(902)	(1,072)
Purchases of marketable securities	(218,606)	(324,374)
Maturities of marketable securities	223,659	226,099
Customer repayments of materials financing	—	1,483
Business combinations, net of cash acquired	(41,515)	(25,945)
Asset acquisitions, net of cash acquired	(3,533)	(3,792)
Net cash used in investing activities	(80,462)	(151,296)
Financing activities
Proceeds from stock option exercises	7,607	9,915
Proceeds from employee stock purchase plan	14,404	13,187
Repurchases of common stock	(103,160)	—
Payment of tax withholding for net share settlement	(49,855)	—
Principal payments under finance lease agreements, net of proceeds from lease incentives	(800)	(669)
Net cash (used in) provided by financing activities	(131,804)	22,433
Net decrease in cash and cash equivalents	(115,410)	(1,023)
Effect of exchange rate changes on cash	1,950	(528)
Cash and cash equivalents, beginning of period	437,722	357,790
Cash and cash equivalents, end of period	$324,262	$356,239
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds received	2,908	1,635
Stock-based compensation capitalized for cloud-computing arrangement costs	94	72
Cash received for lease incentives	324	294
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	564	793
Operating cash flows from operating leases	3,255	4,374
Financing cash flows from finance leases	800	908
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses at period end	1,579	1,582
Capitalized software development costs included in accounts payable and accrued expenses at period end	3,179	3,287
Stock-based compensation capitalized for software development	9,089	5,882
Deferred business combination payment included in other current liabilities at period end	—	1,460
Deferred asset acquisition payment included in other current liabilities and accrued expenses at period end	635	1,481
Right of use assets obtained or modified in exchange for operating lease liabilities	7,140	(3,780)
Financing lease right of use asset modified to operating lease	(10,305)	—
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
Marketable securities
Investments with stated maturities of greater than three months are classified as marketable securities, which consist of United States (“U.S.”) treasury securities, commercial paper, corporate notes and obligations, and time deposits. All marketable securities held as of June 30, 2025 and December 31, 2024 are classified as available-for-sale debt securities, which are recorded at fair value. The Company’s marketable securities are classified as either short-term or long-term in the accompanying condensed consolidated balance sheets based on the security’s contractual maturity at balance sheet date. The Company re-evaluates such classifications at each balance sheet date.
The Company periodically assesses its portfolio of marketable securities for impairment. The Company evaluates each investment in an unrealized loss position to determine if any portion of the unrealized loss is related to credit losses. In determining whether a credit loss may exist, the Company considers the extent of the unrealized loss position, any adverse conditions specifically related to the security or the issuer’s operating environment, the pay structure of the security, the issuer’s payment history, and any changes in the issuer’s

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
credit rating. Unrealized losses on marketable securities due to expected credit losses are recognized in other expense, net in the accompanying condensed consolidated statements of operations and comprehensive loss, and any excess unrealized gains and losses, net of tax, that are not due to expected credit losses are included in accumulated other comprehensive loss, a component of stockholders’ equity. During the six months ended June 30, 2025 and 2024, there were no credit losses recorded on marketable securities. Interest recorded on marketable securities is recorded in interest income, with accretion of discounts, net of amortization of premiums, recorded in accretion income, net, on the accompanying condensed consolidated statements of operations and comprehensive loss.
Self-insurance reserves
The Company has elected to partially self-fund its health insurance plan. To reduce its risk related to high-dollar claims, the Company maintains individual stop-loss insurance. The Company estimates its exposure for claims incurred at the end of each reporting period, including claims not yet reported, with the assistance of an independent third-party actuary. As of June 30, 2025 and December 31, 2024, the Company’s self-insurance accrual was $3.1 million and $2.7 million, respectively, included within other current liabilities on the accompanying condensed consolidated balance sheets.
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

As of June 30, 2025 and December 31, 2024, the carrying value of the Company’s financial instruments included in current assets and current liabilities (including accounts receivable, accounts payable, and accrued expenses) approximate fair value due to the short-term nature of such items. The Company measures its cash held in money market funds, marketable securities, and investments in available-for-sale debt securities at fair value each reporting period. The estimation of fair value for available-for-sale debt securities in private companies requires the use of significant unobservable inputs, and as a result, the Company classifies these assets as Level 3 within the fair value hierarchy.
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
Deferred revenue
Contract liabilities consist of revenue that is deferred when the Company has the contractual right to invoice in advance of transferring services to its customers. The Company recognized revenue of $256.6 million and $228.8 million during the three months ended June 30, 2025 and 2024, respectively, that was included in deferred revenue balances at the beginning of the respective periods. The Company recognized revenue of $424.7 million and $364.2 million during the six months ended June 30, 2025 and 2024, respectively, that was included in deferred revenue balances at the beginning of the respective periods.
Remaining performance obligations
The transaction price allocated to remaining performance obligations (“RPO”) represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancelable contracts that will be invoiced and recognized as revenue in future periods. The Company’s current RPO represents future revenue under existing contracts that is expected to be recognized as revenue in the next 12 months. As of June 30, 2025, the aggregate amount of the transaction price allocated to RPO was $1.3 billion, of which the Company expects to recognize $879.5 million, or approximately 65%, as revenue in the next 12 months, and substantially all of the remaining $464.3 million between 12 and 36 months thereafter.
Recently issued accounting pronouncements - not yet adopted
Improvements to Income Tax Disclosure
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”). The new amendment enhances transparency and usefulness of income tax disclosures by expanding disclosures in an entity’s income tax rate reconciliation table and income taxes paid. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact the adoption of ASU 2023-09 will have on its consolidated financial statements and disclosures in its annual report for fiscal year 2025.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
3.INVESTMENTS
Marketable securities
Marketable securities consisted of the following as of June 30, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$135,688	$99	$(23)	$135,764
Commercial paper	5,271	—	(1)	5,270
Corporate notes and obligations	241,226	280	(53)	241,453
Total marketable securities	$382,185	$379	$(77)	$382,487
Marketable securities consisted of the following as of December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$126,916	$142	$(13)	$127,045
Commercial paper	18,414	19	—	18,433
Corporate notes and obligations	237,965	339	(67)	238,237
Total marketable securities	$383,295	$500	$(80)	$383,715
The following table summarizes the estimated fair value of investments classified as marketable securities by contractual maturity date (in thousands):

	June 30, 2025	December 31, 2024
Due within 1 year	$296,618	$337,673
Due in 1 to 2 years	85,869	46,042
Total marketable securities	$382,487	$383,715
During the six months ended June 30, 2025 and 2024, there were maturities of marketable securities of $223.7 million and $226.1 million, respectively. There were no sales of marketable securities during the six months ended June 30, 2025 or 2024. Realized gains and losses on sales of marketable securities are recorded in other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. There were no impairments of marketable securities during the six months ended June 30, 2025 or 2024.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Strategic investments
Strategic investment activity during the six months ended June 30, 2025 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Total
Balance as of December 31, 2024	$8,685	$5,669	$14,354
Purchases of strategic investments, net(1)	—	902	902
Unrealized gain on strategic investments	—	194	194
Impairment of strategic investments	(377)	—	(377)
Balance as of June 30, 2025	$8,308	$6,765	$15,073
    (1) Includes net contributions and distributions from limited partnership securities.
Strategic investment activity during the six months ended June 30, 2024 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Available-for- Sale Debt Securities	Total
Balance as of December 31, 2023	$7,179	$3,986	$362	$11,527
Interest accrued on available-for-sale debt securities	—	—	4	4
Purchases of strategic investments	498	574	—	1,072
Unrealized gain on strategic investments	671	154	—	825
Impairment of strategic investments	(184)	—	—	(184)
Balance as of June 30, 2024	$8,164	$4,714	$366	$13,244

Strategic investments are recorded in other assets on the accompanying condensed consolidated balance sheets. The Company’s available-for-sale debt security converted to equity during the fourth quarter of 2024. As such the Company no longer holds any available-for-sale debt securities in its strategic investment portfolio as of June 30, 2025.
As of June 30, 2025, in connection with the Company’s investments in limited partnerships, it has a contractual obligation to provide additional investment funding of up to $5.6 million at the option of the investees.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
4.FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial assets measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows (in thousands):

	June 30, 2025
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$240,155	$—	$240,155
U.S. treasury securities	19,983	—	19,983
Time deposits	—	145	145
Commercial paper	—	424	424
Marketable securities:
U.S. treasury securities	135,764	—	135,764
Commercial paper	—	5,270	5,270
Corporate notes and obligations	—	241,453	241,453
Total	$395,902	$247,292	$643,194

	December 31, 2024
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$384,648	$—	$384,648
Corporate notes and obligations	—	524	524
Marketable securities:
U.S. treasury securities	127,045	—	127,045
Commercial paper	—	18,433	18,433
Corporate notes and obligations	—	238,237	238,237
Total	$511,693	$257,194	$768,887
5.BUSINESS COMBINATIONS
Novorender
On January 28, 2025, the Company completed the acquisition of all outstanding equity of Novorender AS (“Novorender”), a Norway-based leader in advanced building informational modeling rendering technology, to enhance Procore’s capabilities for large-scale construction projects. The purchase price was $44.3 million in total cash consideration. Of the consideration transferred, $43.2 million was considered purchase consideration. $1.1 million of the cash consideration relates to the acceleration of options vesting for certain Novorender option holders, and was excluded from purchase consideration and recorded to compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss on the acquisition date. On the acquisition date, $5.0 million in cash was placed in an escrow account held by a third-party escrow agent for potential breaches of representations, warranties, and indemnities and is scheduled to be released from escrow to Novorender’s stockholders 24 months after the acquisition date (subject to any indemnification claims).

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The purchase consideration was allocated to the following assets and liabilities at the acquisition date (in thousands):

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
During the three months ended June 30, 2025, the Company recorded a measurement period adjustment which did not have a material impact on goodwill. The purchase price accounting for this acquisition is final.
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
The Company has not separately presented pro forma results reflecting the acquisition of Novorender or revenue and operating losses of Novorender for the period from the acquisition date through June 30, 2025, as the impacts were not material to the condensed consolidated financial statements. The acquisition-related transaction costs were not material and were expensed as incurred in the accompanying condensed consolidated statements of operations and comprehensive loss.
Intelliwave
On May 30, 2024, the Company completed the acquisition of all outstanding equity of Intelliwave Technologies Inc. (“Intelliwave”), a construction materials management company, for $29.8 million in cash consideration. The purpose of this acquisition was to accelerate development of the Company’s Workforce Management solution.
On the acquisition date, $4.3 million in cash was placed in an escrow account held by a third-party escrow agent for potential breaches of representations, warranties, and indemnities. $3.8 million of the escrow amount was included in the purchase consideration and is scheduled to be released from escrow to Intelliwave stockholders 18 months after the acquisition date (subject to any indemnification claims). The remaining $0.5 million of the escrow amount was excluded from the purchase consideration and was released from escrow, net of indemnity claims, in February 2025.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The purchase consideration was allocated to the following assets and liabilities at the acquisition date (in thousands):

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
The Company issued 65,269 performance-based restricted stock units (“PSUs”) and 67,807 service-based restricted stock units (“RSUs”) at a grant date fair value of $68.96 per share in order to retain certain employees of Intelliwave. The PSUs issued to Intelliwave employees were scheduled to vest upon the achievement of certain integration milestones. The total grant date fair value of the PSUs and RSUs was excluded from purchase consideration and is recognized as post-combination expense. See Note 10 to these

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
condensed consolidated financial statements for details on how the Company expenses stock-based compensation.
The Company has not separately presented pro forma results reflecting the acquisition of Intelliwave or revenue and operating losses of Intelliwave for the period from the acquisition date through June 30, 2024, as the impacts were not material to the Company’s condensed consolidated financial statements. The acquisition-related transaction costs were not material and were expensed as incurred in the accompanying condensed consolidated statements of operations and comprehensive loss.
6.LEASES
The Company has primarily entered into lease arrangements for office space, in addition to other miscellaneous equipment. The Company’s leases have initial non-cancelable lease terms ranging from one to 14 years. Some of the Company’s leases include an option for it to extend the term of the lease for up to 10 years.
During the six months ended June 30, 2025, the Company modified one of its office leases in Carpinteria, California to reduce the leased premises and waive the intent to exercise a ten-year renewal option, resulting in a reclassification from a financing lease to an operating lease. In addition, the Company modified its office leases in Austin, Texas to adjust the rent obligations, expand the leased premises, and extend the lease terms, which resulted in an increase of $39.5 million in future rent commitments, net of tenant improvement reimbursement, from 2025 through 2038. Total operating lease commencements and modifications during the period resulted in net increases to right of use assets–operating leases and corresponding operating lease liabilities on the accompanying condensed consolidated balance sheets of $7.1 million and $9.0 million, respectively, which primarily relate to the modified leases in Texas.
Supplemental information related to leases is as follows (in thousands):

	June 30, 2025	December 31, 2024
Operating Leases
Operating right of use assets	$33,093	$28,790
Amount included within other current liabilities	5,526	3,746
Operating lease liabilities, non-current	37,678	32,697
Total operating lease liabilities	$43,204	$36,443
Finance Leases
Finance right of use assets	$20,521	$31,727
Amount included within other current liabilities	1,708	2,228
Finance lease liabilities, non-current	27,455	41,352
Total finance lease liabilities	$29,163	$43,580

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)
Finance leases	12.0	12.2
Operating leases	10.2	8.9
Weighted-average discount rate
Finance leases	3.81%	4.21%
Operating leases	6.04%	6.10%

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Maturities of lease payments, net of tenant improvement reimbursement, for leases where the lease commencement date commenced on or prior to June 30, 2025 are as follows (in thousands):

Period Ended December 31,	Operating	Finance	Total
2025(1)	$(2,196)	$1,384	$(812)
2026	5,825	2,817	8,642
2027	2,589	2,804	5,393
2028	6,160	2,870	9,030
2029	4,382	2,956	7,338
2030	4,948	3,045	7,993
Thereafter	45,296	20,697	65,993
Total lease payments, net of tenant improvement reimbursement	$67,004	$36,573	$103,577
Less imputed interest	(23,800)	(7,410)	(31,210)
Total	$43,204	$29,163	$72,367
(1) For the six months from July 1, 2025 through December 31, 2025.
7.INTANGIBLE ASSETS AND GOODWILL
Intangible assets
During the six months ended June 30, 2025, the Company completed the acquisition of Novorender, which was accounted for as a business combination, as described above in Note 5. The Company also acquired another developed technology for $4.9 million, which was accounted for as an asset acquisition with an estimated useful life of four years, and the amortization expense is recorded in cost of revenue on the accompanying condensed consolidated statements of operations and comprehensive loss.
The Company’s finite-lived and indefinite-lived intangible assets are summarized as follows (in thousands):

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$212,482	$(112,122)	$100,360	4.2
Customer relationships	75,949	(50,335)	25,614	6.0
Total finite-lived intangible assets	$288,431	$(162,457)	$125,974	4.5

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$185,947	$(95,216)	$90,731	4.0
Customer relationships	71,050	(43,683)	27,367	4.9
Total finite-lived intangible assets	$256,997	$(138,899)	$118,098	4.2
In-process research and development	2,848	—	2,848
Total intangible assets	$259,845	$(138,899)	$120,946
The Company’s in-process research and development (“IPR&D”) intangible asset, which was acquired in 2023, was considered indefinite-lived and assessed annually for impairment. During the six months ended June 30, 2025, the Company completed the development of the IPR&D intangible asset and reclassified it as a finite-lived intangible asset, which started to be amortized over its estimated useful life of two years.
The Company estimates that there is no significant residual value related to its finite-lived intangible assets. Amortization expense recorded on the Company’s finite-lived intangible assets is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$8,015	$6,156	$15,617	$12,041
Sales and marketing	3,346	3,145	6,651	6,251
Research and development	658	665	1,290	1,340
Total amortization of acquired intangible assets	$12,019	$9,966	$23,558	$19,632
Goodwill
The following table presents the changes in carrying amount of goodwill during the six months ended June 30, 2025 (in thousands):

Beginning balance	$549,651
Additions	23,706
Other adjustments, net(1)	748
Ending balance	$574,105
(1) Includes acquisition-related post-closing net working capital adjustments and the effect of foreign currency translation

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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
8.ACCRUED EXPENSES
The following represents the components of accrued expenses contained within the Company’s condensed consolidated balance sheets at the end of each period (in thousands):

	June 30, 2025	December 31, 2024
Accrued bonuses	$24,840	$28,878
Accrued commissions	17,871	17,885
Accrued salary, payroll tax, and employee benefit liabilities	40,051	25,210
Other accrued expenses	14,799	16,767
Total accrued expenses	$97,561	$88,740
9.COMMITMENTS AND CONTINGENCIES
Purchase commitments
The Company’s purchase commitments relate to non-cancelable multi-year agreements with third parties to purchase goods and services. During the six months ended June 30, 2025, the Company executed an agreement for hosting services for a total commitment of $94.0 million to be paid over the period from March 2025 through February 2028. Outside of this renewal agreement, there were no further material changes to the Company's purchase commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
10.STOCKHOLDERS’ EQUITY
2021 Equity Incentive Plan
In May 2021, the Company’s board of directors (the “Board”) adopted, and the stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”) with the purpose of granting stock-based awards, including stock options, stock appreciation rights, restricted stock awards (“RSAs”), RSUs, PSUs, and other forms of awards, to employees, directors, and consultants. As of December 31, 2024, a total of 51,863,260 shares of common stock were authorized for issuance under the 2021 Plan. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, starting

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
on January 1, 2022 through January 1, 2031, in an amount equal to either (i) 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (ii) a lesser number of shares determined by the Board prior to the applicable January 1. Accordingly, on January 1, 2025, the number of shares of common stock that may be issued under the 2021 Plan increased by an additional 7,492,656 shares. As a result, as of June 30, 2025, a total of 59,355,916 shares of common stock are authorized for issuance under the 2021 Plan. As of June 30, 2025, a total of 38,890,813 shares of common stock were available for issuance under the 2021 Plan. No stock options have been issued under the 2021 Plan.
Stock options
No stock options were granted during the periods presented.
The following table summarizes the stock option activity during the six months ended June 30, 2025:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2024	3,152,158	$12.29
Exercised	(485,546)	15.59
Outstanding at June 30, 2025	2,666,612	11.69
Exercisable at June 30, 2025	2,666,612	$11.69
As of June 30, 2025, there is no unrecognized stock-based compensation cost for stock options previously granted by the Company.
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
The following table summarizes the RSU activity during the six months ended June 30, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2024	7,071,443	$65.85
Granted	2,991,747	68.12
Vested	(1,720,006)	64.08
Canceled/Forfeited	(629,287)	66.23
Outstanding at June 30, 2025	7,713,897	$67.08
As of June 30, 2025, the total unrecognized stock‑based compensation cost for all RSUs outstanding was $490.9 million, which is expected to be recognized over a weighted‑average vesting period of 3.0 years.
Performance-based restricted stock units
In 2022, the Company began granting PSUs to certain non-executive employees with vesting terms based on the achievement of certain operating performance goals.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
The following table summarizes the PSU activity during the six months ended June 30, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2024	155,791	$67.63
Granted (1)	93,438	66.80
Vested	(13,823)	75.75
Canceled/Forfeited	(86,406)	64.68
Outstanding at June 30, 2025	149,000	$68.06
(1) This represents awards granted at 100% attainment of the performance conditions.
As of June 30, 2025, the total unrecognized stock‑based compensation cost for all PSUs outstanding was $6.5 million, which is expected to be recognized over a weighted‑average vesting period of 1.1 years.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
The fair value of the ESPP purchase rights on the date of grant using the Black-Scholes option pricing model was estimated using the following assumptions during the six months ended June 30, 2025:

Risk-free interest rate	4.06% to 4.24%
Expected term (in years)	0.5 to 1.0
Estimated dividend yield	0.00%
Estimated weighted-average volatility	47.69% to 51.32%
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
Employee payroll contributions accrued in connection with the ESPP were $4.8 million and $5.4 million as of June 30, 2025 and December 31, 2024, respectively, and are included within accrued expenses on the accompanying condensed consolidated balance sheets. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders’ equity on the purchase date. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period. During the six months ended June 30, 2025 and 2024, the Company recognized stock-based compensation expense of $5.1

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
million and $4.6 million, respectively, in connection with the ESPP. During the six months ended June 30, 2025 and 2024, 245,276 and 276,349 shares of the Company’s common stock were purchased under the ESPP, respectively.
As of June 30, 2025, unrecognized stock-based compensation expense related to the ESPP was $3.2 million, which is expected to be recognized over a weighted-average period of 0.4 years.
Stock repurchase program
In October 2024, the Board authorized a stock repurchase program to repurchase up to $300.0 million of the Company’s outstanding common stock. Repurchases may be effected from time to time either on the open market (including via pre-set trading plans) or through other transactions, in accordance with applicable securities laws. The timing of stock repurchases and the actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities, and will be subject to the discretion of the Company’s management within its authorization. The stock repurchase program does not obligate the Company to acquire any particular number of shares of the Company’s common stock, or any shares at all. The stock repurchase program expires on October 29, 2025, and may be suspended or discontinued at any time at the Company’s discretion and without notice.
During the six months ended June 30, 2025, the Company repurchased and retired a total of 1,499,094 shares of the Company’s common stock at a weighted average per share price of $68.82 for an aggregate amount of $103.2 million, which includes the transaction costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.
Stock-based compensation
The Company recorded total stock-based compensation cost from stock options, RSUs, PSUs, and the ESPP as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$3,204	$2,126	$5,956	$3,936
Sales and marketing	17,473	15,569	32,307	28,484
Research and development	21,230	17,620	39,602	31,346
General and administrative	13,670	13,910	25,991	25,591
Total stock-based compensation expense	$55,577	$49,225	$103,856	$89,357
Stock-based compensation capitalized for software development and cloud-computing arrangement implementation costs	5,060	3,496	9,183	5,954
Total stock-based compensation cost	$60,637	$52,721	$113,039	$95,311
11.INCOME TAXES
For the three months ended June 30, 2025 and 2024, the Company recorded an income tax benefit of $0.4 million and income tax expense of $0.5 million, respectively. For the six months ended June 30, 2025 and 2024, the income tax expenses recorded by the Company were $4.9 million and $0.8 million, respectively. As of June 30, 2025, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law. The OBBBA contains, among other provisions, changes to the U.S. corporate income tax system, including allowing immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The OBBBA has multiple effective dates, with certain provisions taking effect in 2025. The Company is currently assessing the impact of the OBBBA on its consolidated financial statements.
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
The following weighted-average potentially dilutive shares are excluded from the calculation of diluted earnings per share as they are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSUs and PSUs subject to future vesting	8,267,286	8,218,481	7,639,155	7,678,211
Shares issuable pursuant to the ESPP	443,577	377,765	443,948	355,420
Shares of common stock issuable from stock options	2,799,723	3,725,681	2,883,346	3,922,024
Total	11,510,586	12,321,927	10,966,449	11,955,655
13.GEOGRAPHIC INFORMATION
The following table sets forth the Company’s revenues by geographic region, which is determined based on the billing location of the customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue by geographic region:
U.S.	$276,144	$242,034	$540,741	$472,467
Rest of the world	47,775	42,313	93,810	81,308
Total revenue	$323,919	$284,347	$634,551	$553,775
Percentage of revenue by geographic region:
U.S.	85%	85%	85%	85%
Rest of the world	15%	15%	15%	15%

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
As of June 30, 2025, there was no liability remaining for restructuring-related costs.

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
We are the leading global provider of cloud-based construction management software, and are helping transform one of the oldest, largest, and least digitized industries in the world. We focus exclusively on connecting and empowering the construction industry’s key stakeholders, such as owners, general contractors, and specialty contractors, to collaborate and access our capabilities from any location, on any internet-connected device. Our platform is modernizing and digitizing construction management by enabling timely access to critical project information, simplifying complex workflows, and facilitating seamless communication among relevant stakeholders, all of which we believe positions us to serve as the system of record for the construction industry. We are also continuing to develop other products and services to address related challenges faced by the construction industry’s key stakeholders. Adoption of our products, services, and platform helps our customers increase productivity and efficiency, reduce rework and costly delays, improve safety and compliance, and enhance financial transparency and accountability.
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
To support these efforts, in July 2024 we began to evolve our GTM operating model by, among other things, transitioning to a general manager model, with general managers for our North America, Europe, Asia-Pacific, and Middle East regions and our public sector business, each of whom is empowered to assess and deploy the appropriate strategies and tactics for customers within their respective regions. We have also added new product and technical specialists to our GTM teams, who we believe can add value for our customers by matching the evolving needs of our customers’ diverse buyer personas with our products and services, and helping our customers understand and implement the full potential of our platform. Evolving our GTM operating model involves new investment, particularly as we continue to increase our sales headcount, ramp and invest in additional enablement for our sales teams, and add the new specialists to our teams. We believe that these investments will allow us to build stronger and deeper customer relationships, improve our operating efficiency over time and ultimately allow us to better scale our business, all of which, in turn, will result in better customer experiences and provide additional value to our customers, some of whom continue to face macroeconomic and other pressures that have negatively impacted their spending decisions. We have seen and anticipate continuing to see some disruptions and adverse impacts to our financial and operating results in the near-term as we invest in and implement the evolved GTM operating model. Over the longer term, if we fail to successfully implement, or realize the benefits of, our evolved GTM operating model, or otherwise fail to acquire new customers, retain existing customers, or expand existing customers’ use of our products, services, and platform, our business, financial condition, results of operations, and prospects will be adversely affected, potentially materially. Notwithstanding these risks, we believe that implementing the evolved GTM operating model will improve our long-term operating efficiency, best position us for sustainable long-term growth, and enhance our ability to capture our large market opportunity.
Despite macroeconomic challenges, we have seen an increase in the number of customers that contributed more than $100,000 of annual recurring revenue ("ARR"), which increased from 2,191 as of June 30, 2024 to 2,517 as of June 30, 2025, reflecting a year-over-year growth rate of 15%. The number of customers on our platform has increased from 16,750 as of June 30, 2024 to 17,501 as of June 30, 2025, reflecting a year-over-year growth rate of 4%. All aforementioned customer counts exclude customers acquired from business combinations that do not have standard Procore annual contracts.
In addition, our gross retention rate (“GRR”) was 95% as of June 30, 2025 and 94% as of June 30, 2024. Our GRR reflects only customer losses and does not reflect customer expansion or contraction. We believe our high GRR demonstrates that we serve a vital role in our customers’ operations, as the vast majority of our customers continue to use our products and platform and to renew their subscriptions. We believe that GRR is a key metric to understand our ability to retain our customer base, to evaluate whether our products and platform are addressing our customers’ needs throughout the year.
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
The following table presents our cRPO and non-current RPO at the end of each period:

	June 30,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Remaining performance obligations
Current	$879,489	$724,832	$154,657	21%
Non-current	464,268	310,381	153,887	50%
Total remaining performance obligations	$1,343,757	$1,035,213	$308,544	30%
We believe that cRPO is a key metric to track our ability to win fixed revenue commitments from new customers and to expand and retain existing customers. However, as our average contract duration continues to lengthen due to increased purchases of multi-year subscriptions, our cRPO growth rate may not directly correlate with our actual or expected revenue growth in current or future periods. As of June 30, 2025, cRPO increased by $154.7 million, or 21%, year-over-year. Approximately 36% of the increase was attributable to existing customers and 64% was attributable to new customers acquired during the twelve months ended June 30, 2025.
We expect both RPO and cRPO to change from period to period primarily due to the size, timing, and duration of new customer contracts and customer renewals.
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

International Growth
We see international expansion as a major, and largely greenfield, opportunity for growth as we look to capture a larger part of the worldwide construction market. We have an international sales and marketing presence with offices in Sydney, Australia; Toronto, Canada; London, England; Dublin, Ireland; and Dubai, United Arab Emirates (“UAE”). As a result of our international efforts, we support multiple languages and currencies. Non-U.S. revenue as a percentage of our total revenue was 15% and 15% for the six months ended June 30, 2025 and 2024, respectively. We determine the percentage of non-U.S. revenue based on the billing location of each customer. Fluctuations in foreign currencies may positively or negatively impact the amount of revenue that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars.
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
Macroeconomic Factors
Macroeconomic factors and geopolitical events that impact the construction industry, such as elevated inflationary pressures and responses by governments to address it, uncertainty related to or the actual impacts of tariffs and trade wars, higher interest rates than we’ve seen in recent history, elevated recession risk, volatility in capital markets, bank failures, fluctuations in foreign exchange rates, global pandemics, evolving and potentially conflicting regulatory requirements, and wars and other conflicts may impact our customers’ spending, as well as our operating expenses and cash flows. We believe that macroeconomic factors and uncertainty have resulted in cautious customer spending and increased customer pricing sensitivity, contributing to the decline in our cRPO annual growth rate, among other impacts. However, as these and other factors - including tariff policies - evolve, we continue to monitor the ways in which they may directly or indirectly impact our business, results of operations, and financial condition. See the section titled “Risk Factors” in Part I, Item 1A, of our 2024 Form 10-K for further discussion.

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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. For each of these categories of expense, personnel-related compensation expenses are the most significant component, which include salaries, stock-based compensation, commissions, payroll taxes, benefits, and bonuses.
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
Other Income (Expense), Net
Other income (expense), net primarily consists of unrealized gains or losses on equity securities, gains or losses on foreign currency transactions, and miscellaneous other income and expenses.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Revenue	$323,919	$284,347	$634,551	$553,775
Cost of revenue(1)(2)(3)	67,732	48,101	132,658	93,824
Gross profit	256,187	236,246	501,893	459,951
Operating expenses
Sales and marketing(1)(2)(3)(4)	141,897	127,922	280,581	248,916
Research and development(1)(2)(3)(4)	88,902	72,308	176,511	142,907
General and administrative(1)(3)(4)	55,655	50,792	111,313	101,810
Total operating expenses	286,454	251,022	568,405	493,633
Loss from operations	(30,267)	(14,776)	(66,512)	(33,682)
Interest income	5,015	5,814	11,012	11,752
Interest expense	(298)	(472)	(583)	(951)
Accretion income, net	2,027	3,761	4,474	6,849
Other income (expense), net	2,023	(148)	2,414	(492)
Loss before (benefit from) provision for income taxes	(21,500)	(5,821)	(49,195)	(16,524)
(Benefit from) provision for income taxes	(411)	490	4,883	753
Net loss	$(21,089)	$(6,311)	$(54,078)	$(17,277)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Revenue	100%	100%	100%	100%
Cost of revenue(1)(2)(3)	21%	17%	21%	17%
Gross profit	79%	83%	79%	83%
Operating expenses
Sales and marketing(1)(2)(3)(4)	44%	45%	44%	45%
Research and development(1)(2)(3)(4)	27%	25%	28%	26%
General and administrative(1)(3)(4)	17%	18%	18%	18%
Total operating expenses	88%	88%	90%	89%
Loss from operations	(9%)	(5%)	(10%)	(6%)
Interest income	2%	2%	2%	2%
Interest expense	0%	0%	0%	0%
Accretion income, net	1%	1%	1%	1%
Other income (expense), net	1%	0%	0%	0%
Loss before (benefit from) provision for income taxes	(7%)	(2%)	(8%)	(3%)
(Benefit from) provision for income taxes	0%	0%	1%	0%
Net loss	(7%)	(2%)	(9%)	(3%)

(1)Includes stock-based compensation expense and amortization of capitalized stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue	$5,868	$3,683	$11,136	$6,868
Sales and marketing	17,589	15,671	32,539	28,691
Research and development	21,237	17,628	39,661	31,363
General and administrative	13,718	13,961	26,100	25,690
Total stock-based compensation expense*	$58,412	$50,943	$109,436	$92,612
*Includes amortization of capitalized stock-based compensation of $2.8 million and $1.7 million, respectively, for the three months ended June 30, 2025 and 2024; and $5.6 million and $3.3 million, respectively, for the six months ended June 30, 2025 and 2024; which was initially capitalized as capitalized software and cloud-computing arrangement implementation costs.
(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue	$8,015	$6,156	$15,617	$12,041
Sales and marketing	3,346	3,145	6,651	6,251
Research and development	658	665	1,290	1,340
Total amortization of acquired intangible assets	$12,019	$9,966	$23,558	$19,632
(3)Includes employer payroll tax on employee stock transactions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue	$200	$161	$461	$373
Sales and marketing	748	788	1,879	2,052
Research and development	1,103	900	2,829	2,568
General and administrative	462	494	1,345	1,539
Total employer payroll tax on employee stock transactions	$2,513	$2,343	$6,514	$6,532
(4)Includes acquisition-related expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Sales and marketing	$138	$1,000	$794	$1,448
Research and development	695	—	1,744	—
General and administrative	$166	563	$541	563
Total acquisition-related expenses	$999	$1,563	$3,079	$2,011

Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Revenue	$323,919	$284,347	$39,572	14%
During the three months ended June 30, 2025, our revenue increased by $39.6 million, or 14%, compared to the three months ended June 30, 2024, of which approximately 82% was attributable to revenue from existing customers and approximately 18% was attributable to revenue from new customers acquired during the three months ended June 30, 2025. The increase in revenue from existing customers includes the net benefit of a full quarter of subscription revenue in the second quarter of 2025 from customers that were newly acquired or expanded their subscriptions between the second quarter of 2024 and the first quarter of 2025 and continued or expanded their subscriptions, as applicable, in the second quarter of 2025.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Cost of revenue	$67,732	$48,101	$19,631	41%
Gross profit	256,187	236,246	19,941	8%
Gross margin	79%	83%
The increase in cost of revenue during the three months ended June 30, 2025 was primarily attributable to an increase of $8.6 million in personnel-related expenses, including increases of $7.4 million in salaries and wages and $1.1 million in stock-based compensation expense. The increase in cost of revenue was also attributable to a $5.4 million increase in amortization of capitalized software development costs, a $3.1 million increase in third-party cloud hosting and related services as we grow our customer base, and a $1.9 million increase in amortization of developed technology intangible assets. We increased our cost of revenue headcount by 22% since June 30, 2024, as we continue to invest additional resources in customer support, implementation, and software development to grow our business, evolve our GTM operating model, and ensure that our customers are realizing the full benefit of our products.
Operating Expenses

	Three Months Ended June 30,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Sales and marketing	$141,897	$127,922	$13,975	11%
The increase in sales and marketing expenses during the three months ended June 30, 2025 was primarily attributable to an increase of $12.2 million in personnel-related expenses, including increases of $10.3 million in salaries and wages and $1.9 million in stock-based compensation expense. The increase in sales and marketing expenses was also attributable to a $3.3 million increase in professional fees, including increases of $2.0 million for contractors to supplement our staff levels and $1.1 million for professional service fees. We increased our sales and marketing headcount by 7% since June 30, 2024 to support our GTM operating model.

	Three Months Ended June 30,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Research and development	$88,902	$72,308	$16,594	23%
The increase in research and development expenses during the three months ended June 30, 2025 was primarily attributable to an increase of $13.0 million in personnel-related expenses, including increases of $9.2 million in salaries and wages and $3.6 million in stock-based compensation expense. The increase in research and development expenses was also attributable to a $2.5 million increase in computer software expenses. We increased our research and development headcount by 49% since June 30, 2024 in order to continue to build, enhance, maintain, and scale our products, services, and platform as part of our global workforce strategy.

	Three Months Ended June 30,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
General and administrative	$55,655	$50,792	$4,863	10%
The increase in general and administrative expenses during the three months ended June 30, 2025 was primarily attributable to an increase of $2.9 million in legal fees. The increase in general and administrative expenses was also attributable to a $1.7 million increase in personnel-related expenses for salaries and wages. We decreased our general and administrative headcount by 2% since June 30, 2024, as we continue to focus on operating efficiency.
Interest Income, Interest Expense, Accretion Income, Net, Other Income (Expense), Net, and (Benefit from) provision for Income Taxes

	Three Months Ended June 30,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Interest income	$5,015	$5,814	$(799)	(14%)
Interest expense	298	472	(174)	(37%)
Accretion income, net	2,027	3,761	(1,734)	(46%)
Other income (expense), net	2,023	(148)	2,171	*
(Benefit from) provision for income taxes	(411)	490	(901)	*
* Percentage not meaningful
During the three months ended June 30, 2025, accretion income, net decreased by $1.7 million due to a decrease both in our purchases of marketable securities and the balance of our marketable securities portfolio year-over-year.
During the three months ended June 30, 2025, other income (expense), net increased by $2.2 million primarily due to unrealized gains on foreign currency transactions.

Comparison of the Six Months Ended June 30, 2025 and 2024
Revenue

	Six Months Ended June 30,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Revenue	$634,551	$553,775	$80,776	15%
During the six months ended June 30, 2025, our revenue increased by $80.8 million, or 15%, compared to the six months ended June 30, 2024, of which approximately 70% was attributable to revenue from existing customers and approximately 30% was attributable to revenue from new customers acquired during the six months ended June 30, 2025. The increase in revenue from existing customers includes the net benefit of a full six months of subscription revenue in the first half of 2025 from customers that were newly acquired or expanded their subscriptions in 2024 and continued or expanded their subscriptions, as applicable, in the first half of 2025.
Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended June 30,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Cost of revenue	$132,658	$93,824	$38,834	41%
Gross profit	501,893	459,951	41,942	9%
Gross margin	79%	83%
The increase in cost of revenue during the six months ended June 30, 2025 was primarily attributable to an increase of $16.7 million in personnel-related expenses, including increases of $14.6 million in salaries and wages and $2.0 million in stock-based compensation expense. The increase in cost of revenue was also attributable to a $10.7 million increase in amortization of capitalized software development costs, a $7.3 million increase in third-party cloud hosting and related services as we grow our customer base, and a $3.6 million increase in amortization of developed technology intangible assets. We increased our cost of revenue headcount by 22% since June 30, 2024, as we continue to invest additional resources in customer support, implementation, and software development to grow our business, evolve our GTM operating model, and ensure that our customers are realizing the full benefit of our products.
Operating Expenses

	Six Months Ended June 30,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Sales and marketing	$280,581	$248,916	$31,665	13%
The increase in sales and marketing expenses during the six months ended June 30, 2025 was primarily attributable to an increase of $22.8 million in personnel-related expenses, including increases of $19.1 million in salaries and wages and $3.8 million in stock-based compensation expense. The increase in sales and marketing expenses was also attributable to a $6.7 million increase in professional fees, including increases of $3.4 million for contractors to supplement our staff levels and $3.3 million for professional service fees, as well as a $3.4 million increase in travel-related costs. We increased our sales and marketing headcount by 7% since June 30, 2024 to support our GTM operating model.

	Six Months Ended June 30,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Research and development	$176,511	$142,907	$33,604	24%
The increase in research and development expenses during the six months ended June 30, 2025 was primarily attributable to an increase of $25.5 million in personnel-related expenses, including increases of $17.0 million in salaries and wages and $8.3 million in stock-based compensation expense. The increase in research and development expenses was also attributable to a $3.7 million increase in computer software expenses, a $2.4 million increase in professional fees for contractors to support our staff levels, and a $1.7 million increase in acquisition-related expenses. We increased our research and development headcount by 49% since June 30, 2024 in order to continue to build, enhance, maintain, and scale our products, services, and platform as part of our global workforce strategy.

	Six Months Ended June 30,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
General and administrative	$111,313	$101,810	$9,503	9%
The increase in general and administrative expenses during the six months ended June 30, 2025 was primarily due to an increase of $5.5 million in professional fees, including increases of $4.5 million for legal fees and $1.0 million for contractors to supplement our staff levels. The increase in general and administrative expenses was also attributable to a $3.4 million in personnel-related expenses, including increases of $3.2 million in salaries and wages and $0.4 million in stock-based compensation expense, as well as a $2.0 million increase in computer software expenses. The increases in general and administrative expenses were partially offset by a $3.0 million decrease in rent expense, primarily related to modifications of leases in the first quarter of 2025. We decreased our general and administrative headcount by 2% since June 30, 2024, as we continue to focus on operating efficiency.
Interest Income, Interest Expense, Accretion Income, Net, Other Income (Expense), Net, and Provision for Income Taxes

	Six Months Ended June 30,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Interest income	$11,012	$11,752	$(740)	(6%)
Interest expense	583	951	(368)	(39%)
Accretion income, net	4,474	6,849	(2,375)	(35%)
Other income (expense), net	2,414	(492)	2,906	*
(Benefit from) provision for income taxes	4,883	753	4,130	*
* Percentage not meaningful
During the six months ended June 30, 2025, accretion income, net decreased by $2.4 million due to a decrease both in our purchases of marketable securities and the balance of our marketable securities portfolio year over year.
During the six months ended June 30, 2025, other income (expense), net increased by $2.9 million primarily due to unrealized gains on foreign currency transactions.

During the six months ended June 30, 2025, provision for income taxes increased by $4.1 million, primarily due to a foreign tax on the transfer from Norway to the U.S. of intellectual property acquired from Novorender.
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
The following tables present reconciliations of our GAAP financial measures to our non-GAAP financial measures for the periods presented:
Reconciliation of gross profit and gross margin to non-GAAP gross profit and non-GAAP gross margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Revenue	$323,919	$284,347	$634,551	$553,775
Gross profit	256,187	236,246	501,893	459,951
Stock-based compensation expense	5,868	3,683	11,136	6,868
Amortization of acquired technology intangible assets	8,015	6,156	15,617	12,041
Employer payroll tax on employee stock transactions	200	161	461	373
Non-GAAP gross profit	$270,270	$246,246	$529,107	$479,233
Gross margin	79%	83%	79%	83%
Non-GAAP gross margin	83%	87%	83%	87%

Reconciliation of operating expenses to non-GAAP operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Revenue	$323,919	$284,347	$634,551	$553,775

GAAP sales and marketing	141,897	127,922	280,581	248,916
Stock-based compensation expense	(17,589)	(15,671)	(32,539)	(28,691)
Amortization of acquired intangible assets	(3,346)	(3,145)	(6,651)	(6,251)
Employer payroll tax on employee stock transactions	(748)	(788)	(1,879)	(2,052)
Acquisition-related expenses	(138)	(1,000)	(794)	(1,448)
Non-GAAP sales and marketing	$120,076	$107,318	$238,718	$210,474
GAAP sales and marketing as a percentage of revenue	44%	45%	44%	45%
Non-GAAP sales and marketing as a percentage of revenue	37%	38%	38%	38%

GAAP research and development	$88,902	$72,308	$176,511	$142,907
Stock-based compensation expense	(21,237)	(17,628)	(39,661)	(31,363)
Amortization of acquired intangible assets	(658)	(665)	(1,290)	(1,340)
Employer payroll tax on employee stock transactions	(1,103)	(900)	(2,829)	(2,568)
Acquisition-related expenses	(695)	—	(1,744)	—
Non-GAAP research and development	$65,209	$53,115	$130,987	$107,636
GAAP research and development as a percentage of revenue	27%	25%	28%	26%
Non-GAAP research and development as a percentage of revenue	20%	19%	21%	19%

GAAP general and administrative	$55,655	$50,792	$111,313	$101,810
Stock-based compensation expense	(13,718)	(13,961)	(26,100)	(25,690)
Employer payroll tax on employee stock transactions	(462)	(494)	(1,345)	(1,539)
Acquisition-related expenses	(166)	(563)	(541)	(563)
Non-GAAP general and administrative	$41,309	$35,774	$83,327	$74,018
GAAP general and administrative as a percentage of revenue	17%	18%	18%	18%
Non-GAAP general and administrative as a percentage of revenue	13%	13%	13%	13%

Reconciliation of loss from operations and operating margin to non-GAAP income from operations and non-GAAP operating margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Revenue	$323,919	$284,347	$634,551	$553,775
Loss from operations	(30,267)	(14,776)	(66,512)	(33,682)
Stock-based compensation expense	58,412	50,943	109,436	92,612
Amortization of acquired intangible assets	12,019	9,966	23,558	19,632
Employer payroll tax on employee stock transactions	2,513	2,343	6,514	6,532
Acquisition-related expenses	999	1,563	3,079	2,011
Non-GAAP income from operations	$43,676	$50,039	$76,075	$87,105
Operating margin	(9%)	(5%)	(10%)	(6%)
Non-GAAP operating margin	13%	18%	12%	16%

Liquidity and Capital Resources
As of June 30, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $706.7 million, which were held in money market funds, U.S. treasury securities, corporate notes and obligations, commercial paper, checking accounts, and savings accounts. Our investments in marketable securities are exposed to interest rate risk; however, due to the short-term nature of our investments, we do not anticipate being exposed to material risks due to changes in interest rates.
As of June 30, 2025, we had outstanding letters of credit, on an unsecured basis, totaling approximately $7.6 million to secure various leased office facilities in the U.S. and Australia.
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
During the six months ended June 30, 2025, we had additional contractual commitments primarily related to our modified office leases in Austin, Texas to adjust the rent obligations, expand the leased premises, and extend the lease terms; and a hosting services renewal agreement resulting in a non-cancellable purchase commitment. In the next 12 months, we have a net benefit for tenant improvement reimbursement from operating leases of $14.1 million relating to the modified office leases in Austin, and non-cancellable purchase commitments of $30.0 million. Beyond the next 12 months, we have additional net contractual commitments for operating lease obligations of $53.6 million relating to the modified office leases in Austin, and non-cancellable purchase commitments of $64.0 million. There have been no other material changes to our contractual obligations from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K. We believe our existing cash, cash equivalents, and marketable securities will be sufficient to meet our needs for at least the next 12 months. While we have generated positive cash flows from operations in recent years, we have continued to generate losses from operations, as reflected in our accumulated deficit of $1.3 billion as of June 30, 2025. We may not achieve profitability in the foreseeable future and may require additional capital resources to execute strategic initiatives to grow our business.
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
As of June 30, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$96,856	$127,840
Net cash used in investing activities	(80,462)	(151,296)
Net cash (used in) provided by financing activities	(131,804)	22,433

Operating Activities
Our largest source of cash from operating activities is collections from the sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting and software license expenses, and overhead.
Net cash provided by operating activities was $96.9 million during the six months ended June 30, 2025 which resulted from a net loss of $54.1 million, adjusted for non-cash charges of $157.8 million and a net cash outflow of $6.8 million from changes in operating expenses and liabilities. The $6.8 million of net cash outflows as a result of changes in our operating assets and liabilities primarily reflected the following:
•a $28.3 million decrease in deferred revenue primarily due to timing of billings and seasonality;
•a $20.2 million increase in deferred contract cost assets related to commissions as a result of additional customer contracts closed during the period;
•a $13.0 million decrease in accounts payable primarily due to timing of cash payments to our vendors;
•a $9.2 million increase in prepaid expenses and other current assets primarily due to timing of cash payments to our vendors; and
•a $2.3 million decrease in operating lease liabilities related to lease payments.
These changes in our operating assets and liabilities were partially offset by the following:
•a $54.6 million decrease in accounts receivable primarily due to timing of billings and cash receipts from customers; and
•a $11.6 million increase in accrued expenses and other liabilities primarily due to the size and timing of bonus and commission accruals and payouts, accrued ESPP contributions, payroll, and cash payments to our vendors.
Net cash provided by operating activities was $127.8 million during the six months ended June 30, 2024, which resulted from a net loss of $17.3 million, adjusted for non-cash charges of $129.6 million and net cash inflows of $15.6 million from changes in operating assets and liabilities. The $15.6 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:
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

•a $10.9 million increase in deferred revenue primarily due to the growth of our business and timing of billings;
•a $3.1 million decrease in operating lease liabilities related to lease payments; and
•a $2.1 million increase in deferred contract cost assets related to commissions as a result of additional customer contracts closed during the period.

Investing Activities
Net cash used in investing activities of $80.5 million during the six months ended June 30, 2025 consisted of cash outflows for purchases of marketable securities of $218.6 million, business combinations of $41.5 million, capitalized software development costs of $32.6 million, purchases of property and equipment of $7.0 million primarily related to computer equipment purchases and improvements to our leased offices, asset acquisitions of $3.5 million, and purchases of strategic investments of $0.9 million. Such outflows were partially offset by $223.7 million in maturities of marketable securities.
Net cash used in investing activities of $151.3 million during the six months ended June 30, 2024 consisted of purchases of marketable securities of $324.4 million, business combinations of $25.9 million,capitalized software development costs of $19.7 million, purchases of property and equipment of $4.0 million, and asset acquisitions of $3.8 million. Such outflows were partially offset by $226.1 million in maturities of marketable securities, and $1.5 million of customer repayments for materials financing.
Financing Activities
Net cash used in financing activities of $131.8 million during the six months ended June 30, 2025 consisted of repurchases of our common stock of $103.2 million, payments of tax withholding for net share settlement of $49.9 million, and payments on our finance lease obligations of $0.8 million; partially offset by proceeds from employee purchases under the ESPP of $14.4 million and proceeds from stock option exercises of $7.6 million .
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
Stock Repurchase Program
On October 29, 2024, our board of directors (the “Board”) authorized a stock repurchase program to repurchase up to $300.0 million of our outstanding common stock. We intend to opportunistically repurchase shares of our common stock from time to time through the open market (including via pre-set trading plans), or other transactions in accordance with applicable securities laws, in each case, subject to market conditions, applicable legal requirements, and other relevant factors. The timing of stock repurchases and the actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities, and will be subject to the discretion of our management within its authorization. The stock repurchase program will be funded using our working capital. The stock repurchase program does not obligate us to acquire any particular number of shares of our common stock, or any shares at all. The stock repurchase program expires on October 29, 2025, and may be suspended or discontinued at any time at our discretion and without notice. During the six months ended June 30, 2025, we repurchased and retired a total of 1,499,094 shares of our common stock at a weighted average per share price of $68.82 for an aggregate amount of $103.2 million, which includes the transaction costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.

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
Our significant accounting policies are described in Note 2 of our condensed consolidated financial statements. Our critical accounting policies and more significant judgments and estimates used in the preparation of our financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K. There have been no significant changes to these policies for the six months ended June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue is denominated in U.S. Dollars, with the remainder denominated in Australian Dollars, Canadian Dollars, Great British Pounds, Euros, Singapore Dollars, and UAE Dirham. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the U.S., Australia, Canada, England, Egypt, Singapore, France, Ireland, the Czech Republic, Costa Rica, India, the UAE, and Norway. Our results of current and future operations and cash flows are, therefore, subject to the risk of fluctuations in foreign currency exchange rates. This exposure is the result of selling in multiple currencies and payment of personnel-related expenses and other operating expenses in countries where the functional currency is the local currency. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flow. These exposures may change over time as business practices evolve and economic conditions change. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $706.7 million as of June 30, 2025. Cash, cash equivalents, and marketable securities consist of money market funds, U.S. treasury securities, corporate notes and obligations, commercial paper, checking accounts, and savings accounts. The cash and cash equivalents are held for working capital and general corporate purposes. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of June 30, 2025, a hypothetical 100 basis points increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2025, the end of the period covered by this report.
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
(b)Changes in Internal Control Over Financial Reporting.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. There have not been any changes in internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties set forth below and described in Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes thereto, before making a decision to invest in our common stock. Except as set forth below, there have been no material changes described in Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K. The risks and uncertainties set forth below and described in Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of such risks occur, our business, financial condition, results of operations, and prospects could be materially adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.
Our failure to successfully incorporate AI into our products, services, and platform, as well as our business operations, or our failure to comply with laws, regulations, contractual obligations, or other requirements that now or in the future could apply to our use of AI, could materially adversely affect our business, financial condition, results of operations, and prospects.
We are increasingly building or incorporating AI tools (including generative and agentic AI tools) into our products, services, and platform. We also deploy AI tools in our business operations. We have used, and may continue to use, third parties to provide and support these tools. Our use of AI may present significant risks, uncertainties, and challenges that could materially adversely affect our business, financial condition, results of operations, and prospects.
AI models may create flawed, inaccurate, or incomplete outputs, some of which may appear to be correct. This may happen if the inputs that an AI model relied on were flawed, inaccurate, incomplete (including if a bad actor “poisons” an AI model with bad inputs or logic), or if the logic of the AI model is flawed (a so-called hallucination). We, our customers or partners, or other third parties may use or rely on such outputs to our or their detriment, or such outputs may lead to adverse outcomes, including delays and errors, any of which may negatively impact our ability to attract and retain customers and to expand the use of our products, services, and platform, and expose us to brand or reputational harm, competitive risk, and legal liability. Social or ethical concerns about the use of AI, such as the risk of AI models creating discriminatory outcomes using biased information, may also hinder the use and adoption of AI by our customers, partners, and employees. As we expand the use of AI in our own business operations, there is a risk that we will experience such outcomes, which would harm our business and reputation. Further, developing, testing, selling, deploying, and adopting resource-intensive AI capabilities has increased and will likely continue to increase our operating costs.
If we use any third-party AI technologies that misuse or fail to protect the data that we or our employees, customers, partners, or vendors input, then that data (including confidential, competitive, proprietary, customer, or personal data) could be leaked, disclosed, or revealed to others. Additionally, where an AI model ingests sensitive data without appropriate safeguards, and makes connections using such data, the AI model may produce outputs that reveal other sensitive data generated by the AI model that was not intended to be revealed. Any such leak, disclosure, or revelation of data could harm our business, expose us to reputational harm and competitive risk, or result in legal or regulatory action against us. We could also experience an increased risk of litigation if any AI tools that we provide or use are alleged to produce outputs that infringe or violate third-party intellectual property rights.
The legal and regulatory landscape surrounding AI is rapidly evolving and uncertain. Several jurisdictions around the world have proposed, enacted, or are considering laws governing AI, including the EU’s AI Act, and we expect that lawmakers and regulators will continue to maintain a heightened focus on AI and promulgate new legislation and regulations, which could impact our business and our actual or planned use of AI. Laws and regulations governing AI may apply in new, unpredictable ways, and differences in how jurisdictions choose to address issues related to AI may require us to navigate a complex web of different obligations. For example, the European Union’s (“EU”) AI Act sets out a risk-based framework, subjecting certain AI technologies to numerous compliance obligations, including transparency, conformity, risk assessment, monitoring, and human oversight requirements. Under the EU’s AI Act, non-compliant companies may be subject to administrative fines of up to 35 million euros or 7% of such company’s total worldwide annual turnover for the preceding financial year, whichever is greater. Certain of our activities may subject us to aspects of the EU’s AI Act. Depending on how the EU’s AI Act is implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and current or planned products or services to comply with obligations imposed by the EU’s AI Act. Our use of AI technologies could also lead to regulatory investigations and consumer lawsuits. Certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision-making, which may complicate our use of AI, lead to regulatory fines or penalties, be incompatible with our use of AI, require us to change our business practices, retrain our AI, or prevent our use of AI. For example, the Federal Trade Commission has required other companies to turn over or disgorge valuable insights or trainings generated through the use of AI where they allege the company has violated privacy and consumer protection laws. Complying with applicable laws, rules, and regulations governing AI could increase our cost of doing business, require significant resources or technical modifications to our systems, change the way that we operate in certain jurisdictions, and impede our ability to offer AI in certain products or use AI in our business operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
On October 29, 2024, our Board authorized a stock repurchase program to repurchase up to $300.0 million of our outstanding common stock.
The following table summarizes the stock repurchase activity and the approximate dollar value of shares that may yet be purchased pursuant to our authorized stock repurchase program for the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased Under Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)
April 1 - April 30	—	$—	—	$200,000
May 1 - May 31	31,111	$64.51	31,111	$198,000
June 1 - June 30	17,392	$64.65	17,392	$197,000
Total	48,503		48,503	$197,000
(1) The average price paid per share includes transaction costs associated with the stock repurchase and excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.
Items 3, 4, and 5 are not applicable and have been omitted.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40396	3.1	May 24, 2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40396	3.1	December 6, 2024

10.1+	2025 Form of Executive Severance Agreement, between the Registrant and each of its non-CEO executive officers	10-Q	001-40396	10.1	May 2, 2025
31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer

32.2*#	Section 906 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Indicates management contract or compensatory plan.

#	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Procore Technologies, Inc.

Date: August 1, 2025	By:	/s/ Craig F. Courtemanche, Jr.
Craig F. Courtemanche, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2025	By:	/s/ Howard Fu
Howard Fu
Chief Financial Officer and Treasurer (Principal Financial Officer)