Form 10-Q
period 2025-09-30
PROCORE TECHNOLOGIES, INC.
filed 2025-11-06
CIK 1611052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, the registrant had 155,469,860 shares of common stock, $0.0001 par value per share, outstanding.

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part I, Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K dated February 26, 2025 (our “2024 Form 10-K”), and our Quarterly Report on

Form 10-Q dated August 1, 2025 (our “Q2 2025 Form 10-Q”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
Procore Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except number of shares and par value)	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$350,496	$437,722
Marketable securities, current (amortized cost of $333,058 and $337,253 at September 30, 2025 and December 31, 2024, respectively)	333,480	337,673
Accounts receivable, net of allowance for credit losses of $3,528 and $6,109 at September 30, 2025 and December 31, 2024, respectively	205,812	246,472
Contract cost asset, current	47,793	33,922
Prepaid expenses and other current assets	67,634	44,090
Total current assets	1,005,215	1,099,879
Marketable securities, non-current (amortized cost of $43,966 and $46,042 at September 30, 2025 and December 31, 2024, respectively)	43,966	46,042
Capitalized software development costs, net	135,650	112,321
Property and equipment, net	45,715	43,592
Right of use assets - finance leases	20,070	31,727
Right of use assets - operating leases	32,012	28,790
Contract cost asset, non-current	66,214	47,505
Intangible assets, net	114,278	120,946
Goodwill	573,933	549,651
Other assets	21,430	20,918
Total assets	$2,058,483	$2,101,371
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$28,887	$33,146
Accrued expenses	110,430	88,740
Deferred revenue, current	572,050	584,719
Other current liabilities	42,608	21,427
Total current liabilities	753,975	728,032
Deferred revenue, non-current	5,500	5,815
Finance lease liabilities, non-current	27,002	41,352
Operating lease liabilities, non-current	36,042	32,697
Other liabilities, non-current	11,941	5,122
Total liabilities	834,460	813,018
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized at September 30, 2025 and December 31, 2024; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024.	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at September 30, 2025 and December 31, 2024; 150,457,845 and 149,853,135 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	15	15
Additional paid-in capital	2,533,616	2,535,868
Accumulated other comprehensive loss	(1,636)	(2,737)
Accumulated deficit	(1,307,972)	(1,244,793)
Total stockholders’ equity	1,224,023	1,288,353
Total liabilities and stockholders’ equity	$2,058,483	$2,101,371
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenue	$338,851	$295,885	$973,402	$849,660
Cost of revenue	68,762	54,954	201,420	148,778
Gross profit	270,089	240,931	771,982	700,882
Operating expenses
Sales and marketing	144,290	141,370	424,871	390,286
Research and development	88,049	80,791	264,560	223,698
General and administrative	52,780	55,267	164,093	157,077
Total operating expenses	285,119	277,428	853,524	771,061
Loss from operations	(15,030)	(36,497)	(81,542)	(70,179)
Interest income	4,826	5,962	15,838	17,714
Interest expense	(276)	(488)	(859)	(1,439)
Accretion income, net	2,068	3,816	6,542	10,665
Other (expense) income, net	(210)	466	2,204	(26)
Loss before provision for (benefit from) income taxes	(8,622)	(26,741)	(57,817)	(43,265)
Provision for (benefit from) income taxes	479	(353)	5,362	400
Net loss	$(9,101)	$(26,388)	$(63,179)	$(43,665)
Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.18)	$(0.42)	$(0.30)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	150,278,399	148,134,585	149,978,697	146,854,541
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax	$(331)	$509	$1,099	$(64)
Unrealized gain on available-for-sale debt and marketable securities, net of tax	120	1,504	2	1,125
Total other comprehensive (loss) income	(211)	2,013	1,101	1,061
Comprehensive loss	$(9,312)	$(24,375)	$(62,078)	$(42,604)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2023	144,806,464	$15	$2,295,807	$(1,375)	$(1,138,837)	$1,155,610
Exercise of stock options	471,310	—	7,140	—	—	7,140
Stock-based compensation	—	—	42,590	—	—	42,590
Issuance of common stock upon settlement of restricted stock units	994,029	—	—	—	—	—
Other comprehensive loss	—	—	—	(693)	—	(693)
Net loss	—	—	—	—	(10,966)	(10,966)
Balance as of March 31, 2024	146,271,803	$15	$2,345,537	$(2,068)	$(1,149,803)	$1,193,681
Exercise of stock options	294,901	—	2,779	—	—	2,779
Stock-based compensation	—	—	52,721	—	—	52,721
Issuance of common stock upon settlement of restricted stock units	835,497	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	276,349	—	13,187	—	—	13,187
Other comprehensive loss	—	—	—	(259)	—	(259)
Net loss	—	—	—		(6,311)	(6,311)
Balance as of June 30, 2024	147,678,550	$15	$2,414,224	$(2,327)	$(1,156,114)	$1,255,798
Exercise of stock options	195,852	—	2,452	—	—	2,452
Stock-based compensation	—	—	51,774	—	—	51,774
Issuance of common stock upon settlement of restricted stock units	789,391	—	—	—	—	—
Other comprehensive income	—	—	—	2,013	—	2,013
Net loss	—	—	—		(26,388)	(26,388)
Balances as of September 30, 2024	148,663,793	$15	$2,468,450	$(314)	$(1,182,502)	$1,285,649
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2024	149,853,135	$15	$2,535,868	$(2,737)	$(1,244,793)	$1,288,353
Exercise of stock options	149,650	—	2,352	—	—	2,352
Stock-based compensation	—	—	52,402	—	—	52,402
Issuance of common stock upon settlement of restricted stock units	882,979	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(331,056)	—	(28,277)	—	—	(28,277)
Repurchase and retirement of common stock, including transaction costs and excise tax	(1,450,591)	—	(100,440)	—	—	(100,440)
Other comprehensive income	—	—	—	246	—	246
Net loss	—	—	—	—	(32,989)	(32,989)
Balance as of March 31, 2025	149,104,117	$15	$2,461,905	$(2,491)	$(1,277,782)	$1,181,647
Exercise of stock options	335,896	—	5,218	—	—	5,218
Stock-based compensation	—	—	60,651	—	—	60,651
Issuance of common stock upon settlement of restricted stock units	865,285	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	245,276	—	14,404	—	—	14,404
Shares withheld related to net share settlement of equity awards	(313,050)		(21,577)	—	—	(21,577)
Repurchase and retirement of common stock, including transaction costs and excise tax	(48,503)		(2,721)	—	—	(2,721)
Other comprehensive income	—	—	—	1,066	—	1,066
Net loss	—	—	—		(21,089)	(21,089)
Balance as of June 30, 2025	150,189,021	$15	$2,517,880	$(1,425)	$(1,298,871)	$1,217,599
Exercise of stock options	75,810	—	1,172	—	—	1,172
Stock-based compensation	—	—	61,537	—	—	61,537
Issuance of common stock upon settlement of restricted stock units	927,954	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(330,507)	—	(21,318)	—	—	(21,318)
Repurchase and retirement of common stock, including transaction costs and excise tax	(404,433)	—	(25,655)	—	—	(25,655)
Other comprehensive loss	—	—	—	(211)	—	(211)
Net loss	—	—	—	—	(9,101)	(9,101)
Balance as of September 30, 2025	150,457,845	$15	$2,533,616	$(1,636)	$(1,307,972)	$1,224,023
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Operating activities
Net loss	$(63,179)	$(43,665)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock-based compensation	160,023	137,532
Depreciation and amortization	83,288	65,127
Accretion of discounts on marketable debt securities, net	(6,163)	(10,131)
Abandonment of long-lived assets	2,868	818
Noncash operating lease expense	4,311	7,906
Unrealized foreign currency (gain) loss, net	(1,522)	295
Deferred income taxes	2,191	4
(Benefit from) provision for credit losses	(1,084)	648
Decrease (increase) in fair value of strategic investments	237	(457)
Changes in operating assets and liabilities, net of effect of asset acquisitions and business combinations
Accounts receivable	42,611	34,296
Deferred contract cost assets	(31,767)	(3,217)
Prepaid expenses and other assets	(16,499)	(12,121)
Accounts payable	(4,191)	11,029
Accrued expenses and other liabilities	30,168	(8,475)
Deferred revenue	(15,313)	(6,268)
Operating lease liabilities	(651)	(6,205)
Net cash provided by operating activities	185,328	167,116
Investing activities
Purchases of property and equipment	(12,400)	(7,510)
Capitalized software development costs	(47,900)	(32,453)
Purchases of strategic investments, net	(1,641)	(1,917)
Purchases of marketable securities	(277,813)	(410,619)
Maturities of marketable securities	287,024	371,718
Sales of marketable securities	2,698	—
Customer repayments of materials financing	—	1,571
Business combinations, net of cash acquired	(41,515)	(25,945)
Asset acquisitions, net of cash acquired	(3,533)	(3,792)
Net cash used in investing activities	(95,080)	(108,947)
Financing activities
Proceeds from stock option exercises	8,779	12,371
Proceeds from employee stock purchase plan	14,404	13,187
Repurchases of common stock	(128,815)	—
Payment of tax withholding for net share settlement	(71,173)	—
Payment of deferred business combination consideration	—	(1,470)
Payment of deferred asset acquisition consideration	—	(81)
Principal payments under finance lease agreements, net of proceeds from lease incentives	(1,216)	(1,569)
Net increase in funds held for customers	6,251	—
Net cash (used in) provided by financing activities	(171,770)	22,438
Net (decrease) increase in cash and cash equivalents	(81,522)	80,607
Effect of exchange rate changes on cash	1,160	901
Cash, cash equivalents, and restricted cash, beginning of period	437,722	357,790
Cash, cash equivalents, and restricted cash, end of period	$357,360	$439,298
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$350,496	$439,298
Restricted cash included in prepaid expenses and other current assets at end of period	613	—
Restricted cash for funds held for customers included in prepaid expenses and other current assets at end of period	6,251	—
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows at end of period	$357,360	$439,298
Supplemental disclosure of cash flow information
Cash paid for interest other than finance leases	$17	$25
Cash paid for income taxes, net of refunds received	3,686	2,099
Stock-based compensation capitalized for cloud-computing arrangement costs	150	95
Cash received for lease incentives	3,798	394
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	840	1,414
Operating cash flows from operating leases	6,344	8,142
Financing cash flows from finance leases	1,216	1,652
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses at period end	1,678	2,099
Capitalized software development costs included in accounts payable and accrued expenses at period end	4,203	3,907
Stock-based compensation capitalized for software development	14,417	9,458
Deferred asset acquisition payment included in other current liabilities and accrued expenses at period end	600	1,400
Right of use assets obtained or modified in exchange for operating lease liabilities	7,422	(3,599)
Financing lease right of use asset modified to operating lease	(10,305)	—
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
Marketable securities
Investments with stated maturities of greater than three months are classified as marketable securities, which consist of United States (“U.S.”) treasury securities, commercial paper, corporate notes and obligations, and time deposits. All marketable securities held as of September 30, 2025 and December 31, 2024 are classified as available-for-sale debt securities, which are recorded at fair value. The Company’s marketable securities are classified as either short-term or long-term in the accompanying condensed consolidated balance sheets based on the security’s contractual maturity at each balance sheet date. The Company re-evaluates such classifications at each balance sheet date.
The Company periodically assesses its portfolio of marketable securities for impairment. The Company evaluates each investment in an unrealized loss position to determine if any portion of the unrealized loss is related to credit losses. In determining whether a credit loss may exist, the Company considers the extent of the unrealized loss position, any adverse conditions specifically related to the security or the issuer’s operating environment, the pay structure of the security, the issuer’s payment history, and any changes in the issuer’s

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
credit rating. Unrealized losses on marketable securities due to expected credit losses are recognized in other expense, net in the accompanying condensed consolidated statements of operations and comprehensive loss, and any excess unrealized gains and losses, net of tax, that are not due to expected credit losses are included in accumulated other comprehensive loss, a component of stockholders’ equity. During the nine months ended September 30, 2025 and 2024, there were no credit losses recorded on marketable securities. Interest recorded on marketable securities is recorded in interest income, with accretion of discounts, net of amortization of premiums, recorded in accretion income, net, on the accompanying condensed consolidated statements of operations and comprehensive loss.
Self-insurance reserves
The Company has elected to partially self-fund its health insurance plan. To reduce its risk related to high-dollar claims, the Company maintains individual stop-loss insurance. The Company estimates its exposure for claims incurred at the end of each reporting period, including claims not yet reported, with the assistance of an independent third-party actuary. As of September 30, 2025 and December 31, 2024, the Company’s self-insurance accrual was $3.1 million and $2.7 million, respectively, included within other current liabilities on the accompanying condensed consolidated balance sheets.
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

As of September 30, 2025 and December 31, 2024, the carrying value of the Company’s financial instruments included in current assets and current liabilities (including accounts receivable, accounts payable, and accrued expenses) approximate fair value due to the short-term nature of such items. The Company measures its cash held in money market funds, marketable securities, and investments in available-for-sale debt securities at fair value each reporting period. The estimation of fair value for available-for-sale debt securities in private companies requires the use of significant unobservable inputs, and as a result, the Company classifies these assets as Level 3 within the fair value hierarchy.
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
Funds held for customers
Funds held for customers consist of customer cash deposits held by Procore Payment Services, Inc. ("Procore Payment Services"), a subsidiary of the Company, in connection with its money transmission activities. Procore Payment Services provides money transmission services between general contractors and subcontractors by collecting funds from the general contractors for payments to be remitted to their subcontractors via the Company’s Procore Pay payment solution. These funds are deposited into the Company’s bank accounts, where the Company acts as the custodian of the funds while processing payments to subcontractors. Such funds are restricted for the purpose of satisfying general contractors’ fund obligations and are not available for general business use by the Company.
As of September 30, 2025, the Company held $6.3 million in customer funds, which are reported in prepaid expenses and other current assets, with a corresponding liability recorded in other current liabilities on the condensed consolidated balance sheets. There were no funds held for customers as of December 31, 2024.
Cash, cash equivalents, and restricted cash
The Company classifies all investments that are readily convertible to known amounts of cash and have maturities of three months or less from the date of purchase as cash equivalents, which are carried at fair value. Cash includes cash held in checking and savings accounts. As of September 30, 2025 and December 31, 2024, cash equivalents were comprised of money market funds and highly liquid marketable securities with original maturities of three months or less that were recorded at fair value, which approximates amortized cost.
Restricted cash consists of (i) funds held for customers relating to Procore Payment Services and (ii) cash collateral required by a bank for the Company’s corporate credit card program. As of September 30, 2025, $6.3 million in restricted cash consisted of funds held for customers, and $0.6 million in restricted cash relating to

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
corporate credit cards. The Company records restricted cash in prepaid expenses and other current assets or in other assets in the condensed consolidated balance sheets, depending on the term of restriction set in the underlying agreement. As of December 31, 2024, the Company held no restricted cash.
Deferred revenue
Contract liabilities consist of revenue that is deferred when the Company has the contractual right to invoice in advance of transferring services to its customers. The Company recognized revenue of $256.5 million and $238.0 million during the three months ended September 30, 2025 and 2024, respectively, that was included in deferred revenue balances at the beginning of the respective periods. The Company recognized revenue of $507.8 million and $439.8 million during the nine months ended September 30, 2025 and 2024, respectively, that was included in deferred revenue balances at the beginning of the respective periods.
Remaining performance obligations
The transaction price allocated to remaining performance obligations (“RPO”) represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancelable contracts that will be invoiced and recognized as revenue in future periods. The Company’s current RPO represents future revenue under existing contracts that is expected to be recognized as revenue in the next 12 months. As of September 30, 2025, the aggregate amount of the transaction price allocated to RPO was $1.4 billion, of which the Company expects to recognize $911.2 million, or approximately 65%, as revenue in the next 12 months, and substantially all of the remaining $498.3 million between 12 and 36 months thereafter.
Recently issued accounting pronouncements - not yet adopted
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”). The new amendment enhances transparency and usefulness of income tax disclosures by expanding disclosures in an entity’s income tax rate reconciliation table and income taxes paid. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt ASU 2023-09 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which will result in additional disclosure in the notes to the consolidated financial statements.
Improvements to Accounting for Internal-Use Software
In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (“ASU 2025-06”). The new amendment modernizes the accounting for software costs by changing the timing of when an entity is required to start capitalizing software projects and requiring entities to evaluate the uncertainties associated with software development activities. ASU 2025-06 is effective for public business entities for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. The Company is evaluating the impact the adoption of ASU 2025-06 will have on its consolidated financial statements and disclosures.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
3.INVESTMENTS
Marketable securities
Marketable securities consisted of the following as of September 30, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$136,831	$186	$(10)	$137,007
Commercial paper	7,573	1	—	7,574
Corporate notes and obligations	232,620	268	(23)	232,865
Total marketable securities	$377,024	$455	$(33)	$377,446
Marketable securities consisted of the following as of December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$126,916	$142	$(13)	$127,045
Commercial paper	18,414	19	—	18,433
Corporate notes and obligations	237,965	339	(67)	238,237
Total marketable securities	$383,295	$500	$(80)	$383,715
The following table summarizes the estimated fair value of investments classified as marketable securities by contractual maturity date (in thousands):

	September 30, 2025	December 31, 2024
Due within 1 year	$333,480	$337,673
Due in 1 to 2 years	43,966	46,042
Total marketable securities	$377,446	$383,715
During the nine months ended September 30, 2025 and 2024, there were maturities of marketable securities of $287.0 million and $371.7 million, respectively. During the nine months ended September 30, 2025, there were $2.7 million sales of marketable securities. There were no sales of marketable securities during the nine months ended September 30, 2024. Realized gains and losses on sales of marketable securities are recorded in other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. Such gains and losses were immaterial during the nine months ended September 30, 2025. There were no impairments of marketable securities during the nine months ended September 30, 2025 or 2024.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Strategic investments
Strategic investment activity during the nine months ended September 30, 2025 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Total
Balance as of December 31, 2024	$8,685	$5,669	$14,354
Purchases of strategic investments, net(1)	—	1,641	1,641
Unrealized gain on strategic investments	—	232	232
Impairment of strategic investments	(469)	—	(469)
Balance as of September 30, 2025	$8,216	$7,542	$15,758
    (1) Includes net contributions and distributions from limited partnership securities.
Strategic investment activity during the nine months ended September 30, 2024 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Available-for- Sale Debt Securities	Total
Balance as of December 31, 2023	$7,179	$3,986	$362	$11,527
Interest accrued on available-for-sale debt securities	—	—	6	6
Purchases of strategic investments	498	1,419	—	1,917
Unrealized gain on strategic investments	671	(30)	—	641
Impairment of strategic investments	(184)	—	—	(184)
Balance as of September 30, 2024	$8,164	$5,375	$368	$13,907

Strategic investments are recorded in other assets on the accompanying condensed consolidated balance sheets. The Company’s available-for-sale debt security converted to equity during the fourth quarter of 2024. As such the Company no longer holds any available-for-sale debt securities in its strategic investment portfolio as of September 30, 2025.
As of September 30, 2025, in connection with the Company’s investments in limited partnerships, it has a contractual obligation to provide additional investment funding of up to $7.1 million at the option of the investees.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
4.FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial assets measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows (in thousands):

	September 30, 2025
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$253,005		$253,005
U.S. treasury securities	10,163		10,163
Marketable securities:
U.S. treasury securities	137,007	—	137,007
Commercial paper	—	7,574	7,574
Corporate notes and obligations	—	232,865	232,865
Total	$400,175	$240,439	$640,614

	December 31, 2024
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$384,648	$—	$384,648
Corporate notes and obligations	—	524	524
Marketable securities:
U.S. treasury securities	127,045	—	127,045
Commercial paper	—	18,433	18,433
Corporate notes and obligations	—	238,237	238,237
Total	$511,693	$257,194	$768,887
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The purchase consideration was allocated to the following assets and liabilities at the acquisition date (in thousands):

	Fair Value	Useful Life
Assets acquired
Cash and cash equivalents	$1,931
Accounts receivable	272
Prepaid expenses and other current assets	379
Other non-current assets	2
Developed technology intangible asset	19,100	7 years
Customer relationships intangible asset	4,900	10 years
Goodwill	23,706
Total assets acquired	$50,290
Liabilities assumed
Accounts payable	$(250)
Deferred revenue, current	(590)
Other current liabilities	(214)
Accrued expenses	(1,687)
Net deferred tax liabilities	(4,366)
Total liabilities assumed	$(7,107)
Net assets acquired	$43,183
During the nine months ended September 30, 2025, the Company recorded a measurement period adjustment which did not have a material impact on goodwill. The purchase price accounting for this acquisition is final.
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
The Company has not separately presented pro forma results reflecting the acquisition of Novorender or revenue and operating losses of Novorender for the period from the acquisition date through September 30, 2025, as the impacts were not material to the condensed consolidated financial statements. The acquisition-related transaction costs were not material and were expensed as incurred in the accompanying condensed consolidated statements of operations and comprehensive loss.
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
The purchase consideration was allocated to the following assets and liabilities at the acquisition date (in thousands):

	Fair Value	Useful Life
Assets acquired
Cash and cash equivalents	$2,390
Accounts receivable	964
Prepaid expenses and other current assets	17
Other non-current assets	388
Developed technology intangible asset	16,000	7 years
Customer relationships intangible asset	4,700	10 years
Goodwill	11,333
Total assets acquired	$35,792
Liabilities assumed
Deferred revenue, current	$(2,210)
Other current liabilities	(2,605)
Other non-current liabilities	(388)
Net deferred tax liabilities	(790)
Total liabilities assumed	$(5,993)
Net assets acquired	$29,799

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
During the nine months ended September 30, 2025, the Company modified one of its office leases in Carpinteria, California to reduce the leased premises and waive the intent to exercise a 10-year renewal option, resulting in a reclassification from a financing lease to an operating lease. In addition, the Company modified its office leases in Austin, Texas to adjust the rent obligations, expand the leased premises, and extend the lease terms, which resulted in an increase of $39.5 million in future rent commitments, net of tenant improvement reimbursement, from 2025 through 2038. Total operating lease commencements and modifications during the period resulted in net increases to right of use assets–operating leases and corresponding operating lease liabilities on the accompanying condensed consolidated balance sheets of $7.4 million and $7.8 million, respectively, which primarily relate to the modified leases in Texas.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Supplemental information related to leases is as follows (in thousands):

	September 30, 2025	December 31, 2024
Operating Leases
Operating right of use assets	$32,012	$28,790
Amount included within other current liabilities	7,732	3,746
Operating lease liabilities, non-current	36,042	32,697
Total operating lease liabilities	$43,774	$36,443
Finance Leases
Finance right of use assets	$20,070	$31,727
Amount included within other current liabilities	1,745	2,228
Finance lease liabilities, non-current	27,002	41,352
Total finance lease liabilities	$28,747	$43,580

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)
Finance leases	11.5	12.2
Operating leases	10.5	8.9
Weighted-average discount rate
Finance leases	3.80%	4.21%
Operating leases	6.06%	6.10%
Maturities of lease payments, net of tenant improvement reimbursement, for leases where the lease commencement date commenced on or prior to September 30, 2025 are as follows (in thousands):

Period Ended December 31,	Operating	Finance	Total
2025(1)	$(1,161)	$692	$(469)
2026	4,688	2,816	7,504
2027	2,497	2,804	5,301
2028	6,252	2,870	9,122
2029	4,383	2,956	7,339
2030	4,949	3,045	7,994
Thereafter	45,296	20,697	65,993
Total lease payments, net of tenant improvement reimbursement	$66,904	$35,880	$102,784
Less imputed interest	(23,130)	(7,133)	(30,263)
Total	$43,774	$28,747	$72,521
(1) For the three months from October 1, 2025 through December 31, 2025.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
7.INTANGIBLE ASSETS AND GOODWILL
Intangible assets
During the nine months ended September 30, 2025, the Company completed the acquisition of Novorender, which was accounted for as a business combination, as described above in Note 5. The Company also acquired another developed technology intangible asset for $4.9 million, which was accounted for as an asset acquisition with an estimated useful life of four years, and the amortization expense is recorded in cost of revenue on the accompanying condensed consolidated statements of operations and comprehensive loss.
The Company’s finite-lived and indefinite-lived intangible assets are summarized as follows (in thousands):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$212,451	$(120,442)	$92,009	4.0
Customer relationships	75,950	(53,681)	22,269	6.4
Total finite-lived intangible assets	$288,401	$(174,123)	$114,278	4.5

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$185,947	$(95,216)	$90,731	4.0
Customer relationships	71,050	(43,683)	27,367	4.9
Total finite-lived intangible assets	$256,997	$(138,899)	$118,098	4.2
In-process research and development	2,848	—	2,848
Total intangible assets	$259,845	$(138,899)	$120,946
The Company’s in-process research and development (“IPR&D”) intangible asset, which was acquired in 2023, was considered indefinite-lived and assessed annually for impairment. During the nine months ended September 30, 2025, the Company completed the development of the IPR&D intangible asset and reclassified it as a finite-lived intangible asset, which started to be amortized over its estimated useful life of two years.
The Company estimates that there is no significant residual value related to its finite-lived intangible assets. Amortization expense recorded on the Company’s finite-lived intangible assets is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$7,659	$6,698	$23,276	$18,739
Sales and marketing	3,346	3,224	9,998	9,475
Research and development	661	668	1,951	2,008
Total amortization of acquired intangible assets	$11,666	$10,590	$35,225	$30,222

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Goodwill
The following table presents the changes in carrying amount of goodwill during the nine months ended September 30, 2025 (in thousands):

Beginning balance	$549,651
Additions	23,706
Other adjustments, net(1)	576
Ending balance	$573,933
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
8.ACCRUED EXPENSES
The following represents the components of accrued expenses contained within the Company’s condensed consolidated balance sheets at the end of each period (in thousands):

	September 30, 2025	December 31, 2024
Accrued bonuses	$36,378	$28,878
Accrued commissions	21,690	17,885
Accrued salary, payroll tax, and employee benefit liabilities	39,266	25,210
Other accrued expenses	13,096	16,767
Total accrued expenses	$110,430	$88,740
9.COMMITMENTS AND CONTINGENCIES
Purchase commitments
The Company’s purchase commitments relate to non-cancelable multi-year agreements with third parties to purchase goods and services. During the nine months ended September 30, 2025, the Company executed an agreement for hosting services for a total commitment of $94.0 million to be paid over the period from March 2025 through February 2028. Outside of this renewal agreement, there were no further material changes to the Company's purchase commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
10.STOCKHOLDERS’ EQUITY
2021 Equity Incentive Plan
In May 2021, the Company’s board of directors (the “Board”) adopted, and the stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”) with the purpose of granting stock-based awards, including stock options, stock appreciation rights, restricted stock awards (“RSAs”), RSUs, PSUs, and other forms of awards, to employees, directors, and consultants. As of December 31, 2024, a total of 51,863,260 shares of common stock were authorized for issuance under the 2021 Plan. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to either (i) 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (ii) a lesser number of shares determined by the Board prior to the applicable January 1. Accordingly, on January 1, 2025, the number of shares of common stock that may be issued under the 2021 Plan increased by an additional 7,492,656 shares. As a result, as of September 30, 2025, a total of 59,355,916 shares of common stock are authorized for issuance under the 2021 Plan. As of September 30, 2025, a total of 38,217,314 shares of common stock were available for issuance under the 2021 Plan. No stock options have been issued under the 2021 Plan.
Stock options
No stock options were granted during the periods presented.
The following table summarizes the stock option activity during the nine months ended September 30, 2025:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2024	3,152,158	$12.29
Exercised	(561,356)	15.57
Outstanding at September 30, 2025	2,590,802	11.58
Exercisable at September 30, 2025	2,590,802	$11.58
As of September 30, 2025, there is no unrecognized stock-based compensation cost for stock options previously granted by the Company.
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the RSU activity during the nine months ended September 30, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2024	7,071,443	$65.85
Granted	3,762,491	68.33
Vested	(2,633,105)	64.31
Canceled/Forfeited	(889,210)	66.64
Outstanding at September 30, 2025	7,311,619	$67.58
As of September 30, 2025, the total unrecognized stock‑based compensation cost for all RSUs outstanding was $468.5 million, which is expected to be recognized over a weighted‑average vesting period of 2.7 years.
Performance-based restricted stock units
In 2022, the Company began granting PSUs to certain non-executive employees with vesting terms based on the achievement of certain operating performance goals.
In September 2025, the Company granted Dr. Ajei S. Gopal, the Company’s CEO Designate, an aggregate target number of 409,283 PSUs (the “2025 CEO Designate PSUs”). The 2025 CEO Designate PSUs are subject to a market condition and will vest based on the Company’s total shareholder return (“TSR”) performance relative to the TSR of the other companies that comprise the S&P Completion Index (CI) Information Technology (the “Index”), subject to Dr. Gopal’s continued service through the applicable vesting date, as described in more detail below. A percentage of the 2025 CEO Designate PSUs ranging from 0% to 50% may become eligible to vest (such portion that actually becomes eligible to vest, as determined by the Board or an authorized committee thereof, the “Eligible Tranche 1 PSUs”) based on the applicable percentile ranking of the TSR of the Company’s common stock, as measured over the three-year period beginning on (and including) September 22, 2025 (the “Initial Start Date”), relative to the TSR of the other companies that comprise the Index, measured over the same three-year period. In addition, a percentage of the CEO Designate PSUs ranging from 0% to 200%, less any Eligible Tranche 1 PSUs, may become eligible to vest (such portion that actually becomes eligible to vest, as determined by the Board or an authorized committee thereof, the “Eligible Tranche 2 PSUs”), based on the percentile ranking of the TSR of the Company’s common stock, as measured over the four-year period beginning on (and including) the Initial Start Date, relative to the TSR of the other companies that comprise the Index over the same four-year period. In the event where the Company’s absolute TSR is negative over the four-year performance period, the total payout will be capped at 100% of the target award, regardless of the Company’s relative TSR performance. The Eligible Tranche 1 PSUs and Eligible Tranche 2 PSUs, if any, will vest on the next quarterly company vesting date (each February 20, May 20, August 20, and November 20, each a “Company Vesting Date”) following the date that the number of Eligible Tranche 1 PSUs or Eligible Tranche 2 PSUs, as applicable, is determined by the Board or an authorized committee thereof, in each case, subject to Dr. Gopal’s continuous service through the applicable Company Vesting Date. The fair value of the 2025 CEO Designate PSUs was determined using a Monte Carlo simulation valuation model on the date of grant, as described below. The related stock- based compensation is recognized on a straight-line basis over the applicable vesting term of each respective tranche, with no changes for final projected payout of the awards. If the required service period for the 2025 CEO Designate PSUs is not completed, the award will be forfeited, and compensation expense will be adjusted. We account for forfeitures as they occur. The fair value of the CEO Designate PSUs determined based on the Monte Carlo simulation is $47.5 million.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
To determine the fair value of the 2025 CEO Designate PSUs, the Company utilized a Monte Carlo simulation with the following assumptions:

Risk-free interest rate	3.56% to 3.68%
Expected term (in years)	3.0 to 4.0
Estimated dividend yield	0.00%
Procore estimated weighted-average volatility	49.21%
The term of the 2025 CEO Designate PSUs is the term of the award. The Company estimates volatility for the 2025 CEO Designate PSUs based on the historical volatility of its own common stock price. The interest rate is derived from government bonds with a term equal to the longest simulation term. The Company has not declared, nor does it expect to declare, dividends in the foreseeable future. Consequently, an expected dividend yield of zero was utilized.
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
The Company recognizes compensation expense for PSUs that are not subject to a market condition in the period in which it becomes probable that the underlying performance target will be achieved. Compensation expense for awards that contain performance conditions is calculated using the graded vesting method and the portion of expense recognized in any period may fluctuate depending on changing estimates of the achievement of the performance conditions.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the PSU activity during the nine months ended September 30, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2024	155,791	$67.63
Granted (1)	545,075	103.32
Vested	(28,678)	68.96
Canceled/Forfeited	(86,406)	64.68
Outstanding at September 30, 2025	585,782	$101.21
(1) This represents awards granted at 100% attainment of the performance conditions.
As of September 30, 2025, the total unrecognized stock‑based compensation cost for all PSUs outstanding was $53.2 million, which is expected to be recognized over a weighted‑average vesting period of 2.8 years.
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The fair value of the ESPP purchase rights on the date of grant using the Black-Scholes option pricing model was estimated using the following assumptions during the nine months ended September 30, 2025:

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
Employee payroll contributions accrued in connection with the ESPP were $10.5 million and $5.4 million as of September 30, 2025 and December 31, 2024, respectively, and are included within accrued expenses on the accompanying condensed consolidated balance sheets. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders’ equity on the purchase date. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period. During the nine months ended September 30, 2025 and 2024, the Company recognized stock-based compensation expense of $6.6 million and $6.6 million, respectively, in connection with the ESPP. During the nine months ended September 30, 2025 and 2024, 245,276 and 276,349 shares of the Company’s common stock were purchased under the ESPP, respectively.
As of September 30, 2025, unrecognized stock-based compensation expense related to the ESPP was $1.5 million, which is expected to be recognized over a weighted-average period of 0.2 years.
Stock-based compensation
The Company recorded total stock-based compensation cost from stock options, RSUs, PSUs, and the ESPP as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$3,196	$2,079	$9,152	$6,015
Sales and marketing	16,544	13,924	48,851	42,408
Research and development	20,960	18,311	60,562	49,657
General and administrative	15,450	13,861	41,441	39,452
Total stock-based compensation expense	$56,150	$48,175	$160,006	$137,532
Stock-based compensation capitalized for software development and cloud-computing arrangement implementation costs	5,399	3,599	14,582	9,553
Total stock-based compensation cost	$61,549	$51,774	$174,588	$147,085

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Stock repurchase program
In October 2024, the Board authorized a stock repurchase program to repurchase up to $300.0 million of the Company’s outstanding common stock. Repurchases could be effected from time to time either on the open market (including via pre-set trading plans) or through other transactions, in accordance with applicable securities laws. The timing of stock repurchases and the actual number of shares repurchased depended on a variety of factors, including price, general business and market conditions, and alternative investment opportunities, and was subject to the discretion of the Company’s management within its authorization. The stock repurchase program did not obligate the Company to acquire any particular number of shares of the Company’s common stock, or any shares at all. The above stock repurchase program expired on October 29, 2025.
On November 3, 2025, the Board authorized a new stock repurchase program. See Note 15 to these condensed consolidated financial statements for details about the new stock repurchase program.
During the nine months ended September 30, 2025, the Company repurchased and retired a total of 1,903,527 shares of the Company’s common stock at a weighted average per share price of $67.67 for an aggregate amount of $128.8 million, which includes the transaction costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.
11.INCOME TAXES
For the three months ended September 30, 2025 and 2024, the Company recorded income tax expense of $0.5 million and income tax benefit of $0.4 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded income tax expenses of $5.4 million and $0.4 million, respectively. As of September 30, 2025, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.
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
On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law. The OBBBA contains, among other provisions, changes to the U.S. corporate income tax system, including allowing immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The impacts of the OBBBA are reflected in our results for the three and nine months ended September 30, 2025, and there was no material impact to our income tax expense. As of the quarter ended September 30, 2025, we expect certain provisions of the OBBBA will change the timing of cash tax payments in the current year and future periods.
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The following weighted-average potentially dilutive shares are excluded from the calculation of diluted earnings per share as they are anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RSUs and PSUs subject to future vesting	7,603,190	7,797,263	7,647,901	7,718,910
Shares issuable pursuant to the ESPP	252,012	462,177	468,028	397,394
Shares of common stock issuable from stock options	2,638,716	3,477,429	2,855,451	3,772,744
Total	10,493,918	11,736,869	10,971,380	11,889,048
13.GEOGRAPHIC INFORMATION
The following table sets forth the Company’s revenues by geographic region, which is determined based on the billing location of the customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue by geographic region:
U.S.	$288,735	$251,806	$829,475	$724,273
Rest of the world	50,116	44,079	143,927	125,387
Total revenue	$338,851	$295,885	$973,402	$849,660
Percentage of revenue by geographic region:
U.S.	85%	85%	85%	85%
Rest of the world	15%	15%	15%	15%
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
As of September 30, 2025, there was no liability remaining for restructuring-related costs.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
15.SUBSEQUENT EVENTS
On November 3, 2025, the Board authorized a new stock repurchase program to repurchase up to $300.0 million of the Company’s outstanding common stock. The Company intends to opportunistically repurchase shares of its common stock from time to time through the open market, or other transactions in accordance with applicable securities laws, in each case, subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of its common stock under this authorization. The timing of stock repurchases and the actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities, and will be subject to the discretion of the Company’s management within its authorization. The stock repurchase program will be funded using the Company’s working capital. The stock repurchase program does not obligate the Company to acquire any particular number of shares of the Company’s common stock, or any shares at all. The new stock repurchase program expires on November 3, 2026, and may be suspended or discontinued at any time at the Company's discretion and without notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Form 10-K. You should review the disclosures under the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and under Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K and our Q2 2025 Form 10-Q for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments, except as required by law.
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
To support these efforts, in July 2024 we began to evolve our GTM operating model by, among other things, transitioning to a general manager model, with general managers for our North America, Europe, Asia-Pacific, and Middle East regions and our public sector business, each of whom is empowered to assess and deploy the appropriate strategies and tactics for customers within their respective regions. We have also added new product and technical specialists to our GTM teams, who we believe can add value for our customers by matching the evolving needs of our customers’ diverse buyer personas with our products and services, and helping our customers understand and implement the full potential of our platform. Evolving our GTM operating model involved new investment, particularly as we increased our sales headcount, ramped and invested in additional enablement for our sales teams, and added the new specialists to our teams. We believe that these investments will allow us to build stronger and deeper customer relationships, improve our operating efficiency over time and ultimately allow us to better scale our business, all of which, in turn, will result in better customer experiences and provide additional value to our customers, some of whom continue to face macroeconomic and other pressures that have negatively impacted their spending decisions. We have seen and anticipate continuing to see some disruptions and adverse impacts to our financial and operating results in the near-term in connection with our investment in, and implementation of, the evolved GTM operating model. Over the longer term, if we fail to successfully implement, or realize the benefits of, our evolved GTM operating model, or otherwise fail to acquire new customers, retain existing customers, or expand existing customers’ use of our products, services, and platform, our business, financial condition, results of operations, and prospects will be adversely affected, potentially materially. Notwithstanding these risks, we believe that the evolved GTM operating model will improve our long-term operating efficiency, best position us for sustainable long-term growth, and enhance our ability to capture our large market opportunity.
Despite macroeconomic challenges, we have seen an increase in the number of customers that contributed more than $100,000 of annual recurring revenue ("ARR"), which increased from 2,261 as of September 30, 2024 to 2,602 as of September 30, 2025, reflecting a year-over-year growth rate of 15%. The number of customers on our platform has increased from 16,975 as of September 30, 2024 to 17,623 as of September 30, 2025, reflecting a year-over-year growth rate of 4%. All aforementioned customer counts exclude customers acquired from business combinations that do not have standard Procore annual contracts.
In addition, our gross retention rate (“GRR”) was 95% as of September 30, 2025 and 94% as of September 30, 2024. Our GRR reflects only customer losses and does not reflect customer expansion or contraction. We believe our high GRR demonstrates that we serve a vital role in our customers’ operations, as the vast majority of our customers continue to use our products and platform and to renew their subscriptions. We believe that GRR is a key metric to understand our ability to retain our customer base, to evaluate whether our products and platform are addressing our customers’ needs throughout the year.
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
The following table presents our cRPO and non-current RPO at the end of each period:

	September 30,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Remaining performance obligations
Current	$911,220	$738,856	$172,364	23%
Non-current	498,314	334,560	163,754	49%
Total remaining performance obligations	$1,409,534	$1,073,416	$336,118	31%
We believe that cRPO is a key metric to track our ability to win fixed revenue commitments from new customers and to expand and retain existing customers. However, as our average contract duration continues to lengthen due to increased purchases of multi-year subscriptions, our cRPO growth rate may not directly correlate with our actual or expected revenue growth in current or future periods. As of September 30, 2025, cRPO increased by $172.4 million, or 23%, year-over-year. Approximately 45% of the increase was attributable to existing customers and 55% was attributable to new customers acquired during the twelve months ended September 30, 2025.
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

International Growth
We see international expansion as a major, and largely greenfield, opportunity for growth as we look to capture a larger part of the worldwide construction market. We have an international sales and marketing presence with offices in Sydney, Australia; Toronto, Canada; London, England; Dublin, Ireland; and Dubai, United Arab Emirates (“UAE”). As a result of our international efforts, we support multiple languages and currencies. Non-U.S. revenue as a percentage of our total revenue was 15% and 15% for the nine months ended September 30, 2025 and 2024, respectively. We determine the percentage of non-U.S. revenue based on the billing location of each customer. Fluctuations in foreign currencies may positively or negatively impact the amount of revenue that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars.
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
Macroeconomic Factors
Macroeconomic factors and geopolitical events that impact the construction industry, such as elevated inflationary pressures and responses by governments to address it, uncertainty related to or the actual impacts of tariffs and trade wars, higher interest rates than we’ve seen in recent history, elevated recession risk, volatility in capital markets, bank failures, fluctuations in foreign exchange rates, global pandemics, evolving and potentially conflicting regulatory requirements, and wars and other conflicts may impact our customers’ spending, as well as our operating expenses and cash flows. We believe that macroeconomic factors and uncertainty have resulted in cautious customer spending and increased customer pricing sensitivity, contributing to the decline in our cRPO annual growth rate, among other impacts. However, as these and other factors - including tariff policies - evolve, we continue to monitor the ways in which they may directly or indirectly impact our business, results of operations, and financial condition. See the section titled “Risk Factors” in Part I, Item 1A, of our 2024 Form 10-K and Part I, Item 1A of our Q2 2025 Form 10-Q for further discussion.

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
Cost of Revenue
Cost of revenue primarily consists of personnel-related compensation expenses for our customer support team, including salaries, stock-based compensation, benefits, payroll taxes, commissions, and bonuses. Additionally, cost of revenue includes non-personnel-related expenses, such as third-party hosting costs, amortization of capitalized software development costs related to our platform, amortization of acquired technology intangible assets, software license fees, and allocated overhead. We expect our cost of revenue to increase on an absolute dollar basis as our revenue and acquisition activities increase. We intend to continue to invest additional resources in platform hosting, customer support, and software development as we grow our business, support our GTM operating model, and ensure that our customers are realizing the full benefit of our products. The level and timing of investment in these areas could affect our cost of revenue in the future.
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
Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related compensation expenses for our sales and marketing organizations. Additionally, sales and marketing expenses include non-personnel-related expenses, such as advertising costs, marketing events, travel, trade shows, and other marketing activities; contractor costs to supplement our staff levels; consulting services; amortization of acquired customer relationship intangible assets; and allocated overhead. We expense advertising and other promotional expenditures as incurred. We expect sales and marketing expenses to increase on an absolute dollar basis and vary from period to period as a percentage of revenue, as our business continues to grow, as we support our GTM operating model, and as we increase our investment in sales and marketing to drive customer growth.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Revenue	$338,851	$295,885	$973,402	$849,660
Cost of revenue(1)(2)(3)	68,762	54,954	201,420	148,778
Gross profit	270,089	240,931	771,982	700,882
Operating expenses
Sales and marketing(1)(2)(3)(4)	144,290	141,370	424,871	390,286
Research and development(1)(2)(3)(4)	88,049	80,791	264,560	223,698
General and administrative(1)(3)(4)	52,780	55,267	164,093	157,077
Total operating expenses	285,119	277,428	853,524	771,061
Loss from operations	(15,030)	(36,497)	(81,542)	(70,179)
Interest income	4,826	5,962	15,838	17,714
Interest expense	(276)	(488)	(859)	(1,439)
Accretion income, net	2,068	3,816	6,542	10,665
Other (expense) income, net	(210)	466	2,204	(26)
Loss before provision for (benefit from) income taxes	(8,622)	(26,741)	(57,817)	(43,265)
Provision for (benefit from) income taxes	479	(353)	5,362	400
Net loss	$(9,101)	$(26,388)	$(63,179)	$(43,665)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Revenue	100%	100%	100%	100%
Cost of revenue(1)(2)(3)	20%	19%	21%	18%
Gross profit	80%	81%	79%	82%
Operating expenses
Sales and marketing(1)(2)(3)(4)	43%	48%	44%	46%
Research and development(1)(2)(3)(4)	26%	27%	27%	26%
General and administrative(1)(3)(4)	16%	19%	17%	18%
Total operating expenses	84%	94%	88%	91%
Loss from operations	(4%)	(12%)	(8%)	(8%)
Interest income	1%	2%	2%	2%
Interest expense	0%	0%	0%	0%
Accretion income, net	1%	1%	1%	1%
Other (expense) income, net	0%	0%	0%	0%
Loss before provision for (benefit from) income taxes	(3%)	(9%)	(6%)	(5%)
Provision for (benefit from) income taxes	0%	0%	1%	0%
Net loss	(3%)	(9%)	(6%)	(5%)

(1)Includes stock-based compensation expense and amortization of capitalized stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue	$6,155	$4,188	$17,291	$11,056
Sales and marketing	16,658	14,034	49,197	42,725
Research and development	20,969	18,321	60,630	49,684
General and administrative	15,491	13,912	41,591	39,602
Total stock-based compensation expense*	$59,273	$50,455	$168,709	$143,067
*Includes amortization of capitalized stock-based compensation of $3.1 million and $2.3 million, respectively, for the three months ended September 30, 2025 and 2024; and $8.7 million and $5.5 million, respectively, for the nine months ended September 30, 2025 and 2024; which was initially capitalized as capitalized software and cloud-computing arrangement implementation costs.
(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue	$7,659	$6,698	$23,276	$18,739
Sales and marketing	3,346	3,224	9,998	9,475
Research and development	661	668	1,951	2,008
Total amortization of acquired intangible assets	$11,666	$10,590	$35,225	$30,222
(3)Includes employer payroll tax on employee stock transactions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue	$181	$113	$642	$485
Sales and marketing	560	815	2,439	2,867
Research and development	629	521	3,458	3,089
General and administrative	294	281	1,639	1,820
Total employer payroll tax on employee stock transactions	$1,664	$1,730	$8,178	$8,261
(4)Includes acquisition-related expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Sales and marketing	$139	$—	$933	$1,448
Research and development	695	—	2,439	—
General and administrative	238	51	779	614
Total acquisition-related expenses	$1,072	$51	$4,151	$2,062

Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Revenue	$338,851	$295,885	$42,966	15%
During the three months ended September 30, 2025, our revenue increased by $43.0 million, or 15%, compared to the three months ended September 30, 2024, of which approximately 77% was attributable to revenue from existing customers and approximately 23% was attributable to revenue from new customers acquired during the three months ended September 30, 2025. The increase in revenue from existing customers includes the net benefit of a full quarter of subscription revenue in the third quarter of 2025 from customers that were newly acquired or expanded their subscriptions between the third quarter of 2024 and the second quarter of 2025 and continued or expanded their subscriptions, as applicable, in the third quarter of 2025.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Cost of revenue	$68,762	$54,954	$13,808	25%
Gross profit	270,089	240,931	29,158	12%
Gross margin	80%	81%
The increase in cost of revenue during the three months ended September 30, 2025 was primarily attributable to an increase of $6.2 million in personnel-related expenses, including increases of $5.2 million in salaries and wages and $1.0 million in stock-based compensation expense. The increase in cost of revenue was also attributable to a $4.0 million increase in amortization of capitalized software development costs, a $2.4 million increase in third-party cloud hosting and related services as we grow our customer base, and a $1.0 million increase in amortization of developed technology intangible assets. We increased our cost of revenue headcount by 24% since September 30, 2024, as we continue to invest additional resources in customer support, implementation, and software development to grow our business, support our GTM operating model, and ensure that our customers are realizing the full benefit of our products.
Operating Expenses

	Three Months Ended September 30,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Sales and marketing	$144,290	$141,370	$2,920	2%
The increase in sales and marketing expenses during the three months ended September 30, 2025 was primarily attributable to an increase of $9.8 million in personnel-related expenses, including increases of $7.3 million in salaries and wages and $2.8 million in stock-based compensation expense. The increases in sales and marketing expenses were partially offset by decreases of $4.7 million in marketing events and expenses, and $1.3 million in professional service fees. We increased our sales and marketing headcount by 4% since September 30, 2024 to support our GTM operating model.

	Three Months Ended September 30,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Research and development	$88,049	$80,791	$7,258	9%
The increase in research and development expenses during the three months ended September 30, 2025 was primarily attributable to an increase of $8.2 million in personnel-related expenses, including increases of $5.5 million in salaries and wages and $2.6 million in stock-based compensation expense. The increase in research and development expenses was also attributable to a $1.9 million increase in computer software expenses. The increase in research and development expenses was partially offset by a decrease of $5.0 million in professional service fees related to temporary contractor labor. We increased our research and development headcount by 27% since September 30, 2024 in order to continue to build, enhance, maintain, and scale our products, services, and platform as part of our global workforce strategy.

	Three Months Ended September 30,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
General and administrative	$52,780	$55,267	$(2,487)	(4%)
The decrease in general and administrative expenses during the three months ended September 30, 2025 was primarily attributable to a decrease of $1.4 million in rent expense, primarily related to modifications of leases in 2025; and a decrease of $1.2 million in professional service fees. The decrease in general and administrative expenses was partially offset by an increase of $1.6 million in personnel-related expenses for stock-based compensation expense. We decreased our general and administrative headcount by 5% since September 30, 2024, as we continue to focus on operating efficiency.
Interest Income, Interest Expense, Accretion Income, Net, Other Income (Expense), Net, and (Benefit from) provision for Income Taxes

	Three Months Ended September 30,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Interest income	$4,826	$5,962	$(1,136)	(19%)
Interest expense	276	488	(212)	(43%)
Accretion income, net	2,068	3,816	(1,748)	(46%)
Other (expense) income, net	(210)	466	(676)	*
Provision for (benefit from) income taxes	479	(353)	832	*
* Percentage not meaningful
During the three months ended September 30, 2025, accretion income, net decreased by $1.7 million due to a decrease both in our purchases of marketable securities and the balance of our marketable securities portfolio.
During the three months ended September 30, 2025, interest income decreased by $1.1 million due to a decrease in the balances of our money market funds, cash savings accounts, and marketable securities.

Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue

	Nine Months Ended September 30,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Revenue	$973,402	$849,660	$123,742	15%
During the nine months ended September 30, 2025, our revenue increased by $123.7 million, or 15%, compared to the nine months ended September 30, 2024, of which approximately 56% was attributable to revenue from existing customers and approximately 44% was attributable to revenue from new customers acquired during the nine months ended September 30, 2025. The increase in revenue from existing customers includes the net benefit of a full nine months of subscription revenue in the first nine months of 2025 from customers that were newly acquired or expanded their subscriptions in 2024 and continued or expanded their subscriptions, as applicable, in the first nine months of 2025.
Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended September 30,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Cost of revenue	$201,420	$148,778	$52,642	35%
Gross profit	771,982	700,882	71,100	10%
Gross margin	79%	82%
The increase in cost of revenue during the nine months ended September 30, 2025 was primarily attributable to an increase of $22.9 million in personnel-related expenses, including increases of $19.8 million in salaries and wages and $3.0 million in stock-based compensation expense. The increase in cost of revenue was also attributable to a $14.7 million increase in amortization of capitalized software development costs, a $9.7 million increase in third-party cloud hosting and related services as we grow our customer base, and a $4.5 million increase in amortization of developed technology intangible assets. We increased our cost of revenue headcount by 24% since September 30, 2024, as we continue to invest additional resources in customer support, implementation, and software development to grow our business, support our GTM operating model, and ensure that our customers are realizing the full benefit of our products.

Operating Expenses

	Nine Months Ended September 30,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Sales and marketing	$424,871	$390,286	$34,585	9%
The increase in sales and marketing expenses during the nine months ended September 30, 2025 was primarily attributable to an increase of $32.6 million in personnel-related expenses, including increases of $26.4 million in salaries and wages and $6.6 million in stock-based compensation expense. The increase in sales and marketing expenses was also attributable to a $6.3 million increase in professional fees, including increases of $3.7 million for contractors to supplement our staff levels and $2.0 million for professional service fees; and a $2.5 million increase in travel-related costs. The increase in sales and marketing expenses was partially offset by a decrease of $4.5 million in marketing events and expenses. We increased our sales and marketing headcount by 4% since September 30, 2024 to support our GTM operating model.

	Nine Months Ended September 30,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Research and development	$264,560	$223,698	$40,862	18%
The increase in research and development expenses during the nine months ended September 30, 2025 was primarily attributable to an increase of $33.8 million in personnel-related expenses, including increases of $22.5 million in salaries and wages and $10.9 million in stock-based compensation expense. The increase in research and development expenses was also attributable to a $5.5 million increase in computer software expenses, and a $2.4 million increase in acquisition-related expenses. The increases in research and development expenses were partially offset by a decrease of $2.6 million in professional service fees related to temporary contractor labor. We increased our research and development headcount by 27% since September 30, 2024 in order to continue to build, enhance, maintain, and scale our products, services, and platform as part of our global workforce strategy.

	Nine Months Ended September 30,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
General and administrative	$164,093	$157,077	$7,016	4%
The increase in general and administrative expenses during the nine months ended September 30, 2025 was primarily due to an increase of $5.9 million in legal fees. The increase in general and administrative expenses was also attributable to a $4.4 million in personnel-related expenses, including increases of $2.6 million in salaries and wages and $2.0 million in stock-based compensation expense; and a $1.3 million increase in computer software expenses. The increase in general and administrative expenses was partially offset by a $2.7 million decrease in rent expense, primarily related to modifications of leases in 2025; and a $1.7 million decrease in professional service fees. We decreased our general and administrative headcount by 5% since September 30, 2024, as we continue to focus on operating efficiency.

Interest Income, Interest Expense, Accretion Income, Net, Other Income (Expense), Net, and Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Interest income	$15,838	$17,714	$(1,876)	(11%)
Interest expense	859	1,439	(580)	(40%)
Accretion income, net	6,542	10,665	(4,123)	(39%)
Other income (expense), net	2,204	(26)	2,230	*
Provision for income taxes	5,362	400	4,962	*
* Percentage not meaningful
During the nine months ended September 30, 2025, accretion income, net decreased by $4.1 million due to a decrease both in our purchases of marketable securities and the balance of our marketable securities portfolio year over year.
During the nine months ended September 30, 2025, interest income decreased by $1.9 million due to a decrease in the balances of our money market funds, cash savings accounts, and marketable securities.
During the nine months ended September 30, 2025, other income (expense), net flipped from expense to income by $2.2 million primarily due to unrealized gains on foreign currency transactions.
During the nine months ended September 30, 2025, provision for income taxes increased by $5.0 million, primarily due to a foreign tax on the transfer from Norway to the U.S. of intellectual property acquired from Novorender.

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
The following tables present reconciliations of our GAAP financial measures to our non-GAAP financial measures for the periods presented:
Reconciliation of gross profit and gross margin to non-GAAP gross profit and non-GAAP gross margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)
Revenue	$338,851	$295,885	$973,402	$849,660
Gross profit	270,089	240,931	771,982	700,882
Stock-based compensation expense	6,155	4,188	17,291	11,056
Amortization of acquired technology intangible assets	7,659	6,698	23,276	18,739
Employer payroll tax on employee stock transactions	181	113	642	485
Non-GAAP gross profit	$284,084	$251,930	$813,191	$731,162
Gross margin	80%	81%	79%	82%
Non-GAAP gross margin	84%	85%	84%	86%

Reconciliation of operating expenses to non-GAAP operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)
Revenue	$338,851	$295,885	$973,402	$849,660

GAAP sales and marketing	$144,290	$141,370	$424,871	$390,286
Stock-based compensation expense	(16,658)	(14,034)	(49,197)	(42,725)
Amortization of acquired intangible assets	(3,346)	(3,224)	(9,998)	(9,475)
Employer payroll tax on employee stock transactions	(560)	(815)	(2,439)	(2,867)
Acquisition-related expenses	(139)	—	(933)	(1,448)
Non-GAAP sales and marketing	$123,587	$123,297	$362,304	$333,771
GAAP sales and marketing as a percentage of revenue	43%	48%	44%	46%
Non-GAAP sales and marketing as a percentage of revenue	36%	42%	37%	39%

GAAP research and development	$88,049	$80,791	$264,560	$223,698
Stock-based compensation expense	(20,969)	(18,321)	(60,630)	(49,684)
Amortization of acquired intangible assets	(661)	(668)	(1,951)	(2,008)
Employer payroll tax on employee stock transactions	(629)	(521)	(3,458)	(3,089)
Acquisition-related expenses	(695)	—	(2,439)	—
Non-GAAP research and development	$65,095	$61,281	$196,082	$168,917
GAAP research and development as a percentage of revenue	26%	27%	27%	26%
Non-GAAP research and development as a percentage of revenue	19%	21%	20%	20%

GAAP general and administrative	$52,780	$55,267	$164,093	$157,077
Stock-based compensation expense	(15,491)	(13,912)	(41,591)	(39,602)
Employer payroll tax on employee stock transactions	(294)	(281)	(1,639)	(1,820)
Acquisition-related expenses	(238)	(51)	(779)	(614)
Non-GAAP general and administrative	$36,757	$41,023	$120,084	$115,041
GAAP general and administrative as a percentage of revenue	16%	19%	17%	18%
Non-GAAP general and administrative as a percentage of revenue	11%	14%	12%	14%

Reconciliation of loss from operations and operating margin to non-GAAP income from operations and non-GAAP operating margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)
Revenue	$338,851	$295,885	$973,402	$849,660
Loss from operations	(15,030)	(36,497)	(81,542)	(70,179)
Stock-based compensation expense	59,273	50,455	168,709	143,067
Amortization of acquired intangible assets	11,666	10,590	35,225	30,222
Employer payroll tax on employee stock transactions	1,664	1,730	8,178	8,261
Acquisition-related expenses	1,072	51	4,151	2,062
Non-GAAP income from operations	$58,645	$26,329	$134,721	$113,433
Operating margin	(4%)	(12%)	(8%)	(8%)
Non-GAAP operating margin	17%	9%	14%	13%

Liquidity and Capital Resources
As of September 30, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $727.9 million, which were held in money market funds, U.S. treasury securities, corporate notes and obligations, commercial paper, checking accounts, and savings accounts. Our investments in marketable securities are exposed to interest rate risk; however, due to the short-term nature of our investments, we do not anticipate being exposed to material risks due to changes in interest rates.
As of September 30, 2025, we had outstanding letters of credit, on an unsecured basis, totaling approximately $7.6 million to secure various leased office facilities in the U.S. and Australia.
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
During the nine months ended September 30, 2025, we had additional contractual commitments primarily related to our modified office leases in Austin, Texas to adjust the rent obligations, expand the leased premises, and extend the lease terms; and a hosting services renewal agreement resulting in a non-cancellable purchase commitment. In the next 12 months, we have a net benefit for tenant improvement reimbursement from operating leases of $10.0 million relating to the modified office leases in Austin, and non-cancellable purchase commitments of $30.0 million. Beyond the next 12 months, we have additional net contractual commitments for operating lease obligations of $49.5 million relating to the modified office leases in Austin, and non-cancellable purchase commitments of $64.0 million. There have been no other material changes to our contractual obligations from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K. We believe our existing cash, cash equivalents, and marketable securities will be sufficient to meet our needs for at least the next 12 months. While we have generated positive cash flows from operations in recent years, we have continued to generate losses from operations, as reflected in our accumulated deficit of $1.3 billion as of September 30, 2025. We may not achieve profitability in the foreseeable future and may require additional capital resources to execute strategic initiatives to grow our business.
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
As of September 30, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$185,328	$167,116
Net cash used in investing activities	(95,080)	(108,947)
Net cash (used in) provided by financing activities	(171,770)	22,438

Operating Activities
Our largest source of cash from operating activities is collections from the sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting and software license expenses, and overhead.
Net cash provided by operating activities was $185.3 million during the nine months ended September 30, 2025 which resulted from a net loss of $63.2 million, adjusted for non-cash charges of $244.2 million and a net cash inflow of $4.4 million from changes in operating expenses and liabilities. The $4.4 million of net cash inflows as a result of changes in our operating assets and liabilities primarily reflected the following:
•a $42.6 million decrease in accounts receivable primarily due to timing of billings and cash receipts from customers; and
•a $30.2 million increase in accrued expenses and other liabilities primarily due to the size and timing of bonus and commission accruals and payouts, accrued ESPP contributions, payroll, and cash payments to our vendors.
These changes in our operating assets and liabilities were partially offset by the following:
•a $31.8 million increase in deferred contract cost assets related to commissions as a result of additional customer contracts closed during the period;
•a $16.5 million increase in prepaid expenses and other current assets primarily due to timing of cash payments to our vendors;
•a $15.3 million decrease in deferred revenue primarily due to timing of billings and seasonality;
•a $4.2 million decrease in accounts payable primarily due to timing of cash payments to our vendors; and
•a $0.7 million decrease in operating lease liabilities related to lease payments.
Net cash provided by operating activities was $167.1 million during the nine months ended September 30, 2024, which resulted from a net loss of $43.7 million, adjusted for non-cash charges of $201.7 million and net cash inflows of $9.0 million from changes in operating assets and liabilities. The $9.0 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:
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
•a $6.3 million increase in deferred revenue primarily due to the growth of our business and timing of billings;
•a $6.2 million decrease in operating lease liabilities related to lease payments; and
•a $3.2 million increase in deferred contract cost assets related to commissions as a result of additional customer contracts closed during the period.

Investing Activities
Net cash used in investing activities of $95.1 million during the nine months ended September 30, 2025 consisted of cash outflows for purchases of marketable securities of $277.8 million, capitalized software development costs of $47.9 million, business combinations of $41.5 million, purchases of property and equipment of $12.4 million primarily related to computer equipment purchases and improvements to our leased offices, asset acquisitions of $3.5 million, and purchases of strategic investments of $1.6 million. Such outflows were partially offset by $287.0 million in maturities of marketable securities and $2.7 million in sales of marketable securities.
Net cash used in investing activities of $108.9 million during the nine months ended September 30, 2024 consisted of purchases of marketable securities of $410.6 million, capitalized software development costs of $32.5 million, business combinations of $25.9 million, purchases of property and equipment of $7.5 million, asset acquisitions of $3.8 million, and purchases of strategic investments of $1.9 million. Such outflows were partially offset by $371.7 million in maturities of marketable securities, and $1.6 million of customer repayments for materials financing.
Financing Activities
Net cash used in financing activities of $171.8 million during the nine months ended September 30, 2025 consisted of repurchases of our common stock of $128.8 million, payments of tax withholding for net share settlement of $71.2 million, and payments on our finance lease obligations of $1.2 million; partially offset by proceeds from employee purchases under the ESPP of $14.4 million, proceeds from stock option exercises of $8.8 million, and funds held for Procore Pay customers of $6.3 million.
Net cash provided by financing activities of $22.4 million during the nine months ended September 30, 2024 consisted of $13.2 million in proceeds from employee purchases under the ESPP and $12.4 million in proceeds from stock option exercises; partially offset by $1.6 million in payments on our finance lease obligations, $1.5 million in payments for deferred business combination consideration, and $0.1 million in payments for deferred asset acquisition consideration.
Capital Allocation Strategy
We have a balanced approach to capital allocation based on the following priorities: driving organic and efficient revenue growth; investing in accretive mergers and acquisitions; and returning capital to stockholders through regular evaluation of stock repurchases, as appropriate.

Stock Repurchase Program
On October 29, 2024, our board of directors (the “Board”) authorized a stock repurchase program to repurchase up to $300.0 million of our outstanding common stock. The timing of stock repurchases and the actual number of shares repurchased depended on a variety of factors, including price, general business and market conditions, and alternative investment opportunities, and was subject to the discretion of our management within its authorization. The stock repurchase program was funded using our working capital. The stock repurchase program described above expired on October 29, 2025. During the nine months ended September 30, 2025, we repurchased and retired a total of 1,903,527 shares of our common stock at a weighted average per share price of $67.67 for an aggregate amount of $128.8 million, which includes the transaction costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.
On November 3, 2025, our Board authorized a new stock repurchase program to repurchase up to $300.0 million of our outstanding common stock. The new stock repurchase program expires on November 3, 2026, and may be suspended or discontinued at any time at our discretion and without notice. See Part II, Item 5 ("Other Information") in this Quarterly Report on Form 10-Q for more information.
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
Our significant accounting policies are described in Note 2 of our condensed consolidated financial statements. Our critical accounting policies and more significant judgments and estimates used in the preparation of our financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K. There have been no significant changes to these policies for the nine months ended September 30, 2025.

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
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $727.9 million as of September 30, 2025. Cash, cash equivalents, and marketable securities consist of money market funds, U.S. treasury securities, corporate notes and obligations, commercial paper, checking accounts, and savings accounts. The cash and cash equivalents are held for working capital and general corporate purposes. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of September 30, 2025, a hypothetical 100 basis points increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2025, the end of the period covered by this report.
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
(b)Changes in Internal Control Over Financial Reporting.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. There have not been any changes in internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K and Part I, Item 1A of our Q2 2025 Form 10-Q, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes thereto, before making a decision to invest in our common stock. Except as set forth in our Q2 2025 Form 10-Q, there have been no material changes described in Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K. The risks and uncertainties described in Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K and in our Q2 2025 Form 10-Q are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of such risks occur, our business, financial condition, results of operations, and prospects could be materially adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
On October 29, 2024, our Board authorized a stock repurchase program to repurchase up to $300.0 million of our outstanding common stock. That stock repurchase program expired on October 29, 2025. On November 3, 2025, our Board authorized a new stock repurchase program. Refer to Item 5 for details about the new stock repurchase program.
The following table summarizes the stock repurchase activity and the approximate dollar value of shares that may yet be purchased pursuant to our authorized stock repurchase program for the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased Under Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)
July 1 - July 31	—	$—	—	$197,000
August 1 - August 31	404,433	$63.43	404,433	$171,000
September 1 - September 30	—	$—	—	$171,000
Total	404,433		404,433	$171,000
(1) The average price paid per share includes transaction costs associated with the stock repurchase and excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.
Items 3 and 4 are not applicable and have been omitted.

Item 5. Other Information.
Stock Repurchase Program

On November 3, 2025, the Board authorized a new stock repurchase program, authorizing us to repurchase up to $300.0 million of our outstanding common stock. We intend to opportunistically repurchase shares of our common stock from time to time through the open market, or other transactions in accordance with applicable securities laws, in each case, subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of our common stock under this authorization. The timing of stock repurchases and the actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities, and will be subject to the discretion of our management within its authorization. The stock repurchase program will be funded using our working capital. The stock repurchase program does not obligate us to acquire any particular number of shares of our common stock, or any shares at all. The stock repurchase program expires on November 3, 2026, and may be suspended or discontinued at any time at our discretion and without notice.

Insider Trading Arrangements

During the quarterly period ended September 30, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities as set forth in the table below.

			Type of Trading Arrangement

Name and Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold(3)	Expiration Date
Benjamin C. Singer, Chief Legal Officer & Corporate Secretary (4)	Adoption	August 13, 2025	x		99,757	December 1, 2026

(1) Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2) “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(3) Represents the maximum number of shares that may be sold pursuant to the Rule 10b5-1 trading arrangement. The number of share actually sold may be lower, and will depend on the satisfaction of certain conditions set forth in the written plan.
(4) The actual number of shares that will be sold under this Rule 10b5-1 trading arrangement will be based in part on the number of shares sold to satisfy tax withholding obligations arising from the vesting of certain shares subject to the trading arrangement, which number is not yet determinable.

Item 6. Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40396	3.1	May 24, 2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40396	3.1	December 6, 2024
10.1+	Offer Letter by and between Ajei S. Gopal and the Registrant, dated September 22, 2025	8-K	001-40396	10.1	September 22, 2025
10.2+	Severance Agreement by and between Ajei S. Gopal and the Registrant, dated September 22, 2025	8-K	001-40396	10.2	September 22, 2025
10.3+	Proprietary Information and Inventions Agreement by and between Ajei S. Gopal and the Registrant, dated September 22, 2025	8-K	001-40396	10.3	September 22, 2025
10.4+	Indemnification Agreement by and between Ajei S. Gopal and the Registrant, dated September 22, 2025	8-K	001-40396	10.4	September 22, 2025

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer

32.2*#	Section 906 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Indicates management contract or compensatory plan.

#	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Procore Technologies, Inc.

Date: November 6, 2025	By:	/s/ Craig F. Courtemanche, Jr.
Craig F. Courtemanche, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Howard Fu
Howard Fu
Chief Financial Officer and Treasurer (Principal Financial Officer)