Form 10-K
period 2025-12-31
PROCORE TECHNOLOGIES, INC.
filed 2026-02-24
CIK 1611052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2025, was $8,209.5 million.
The number of shares of Registrant’s Common Stock outstanding as of February 19, 2026 was 150,100,482.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2025 fiscal year ended December 31, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and our objectives for future operations. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. These forward-looking statements include statements concerning the following:
•our expectations regarding our financial performance, including revenues, expenses, and margins, and our ability to achieve or maintain future profitability;
•our ability to effectively manage our growth and investments, including through our go-to-market (“GTM”) operating model;
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
•our ability to develop new products, platform capabilities, services, and features, including bundled packages, and whether our customers and prospective customers will adopt these new products, platform capabilities, services, and features;
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
•our expectations regarding the impact of litigation and other disputes on our business;
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
•our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to retain and expand our customer base, attract investors, and recruit and retain qualified personnel may be impaired, and our business, financial conditions, results of operations, and prospects could be materially adversely affected;
•our ability to increase our customer base, expand existing customers’ use of our platform, and achieve broader market acceptance of our products, services, and platform will significantly depend on our ability to develop and expand our sales and marketing capabilities, and any failure to do so could materially adversely affect our business, financial condition, results of operations, and prospects;
•our failure to successfully incorporate AI into our products, services, and platform, as well as our business operations, or our failure to comply with laws, regulations, contractual obligations, or other requirements that now or in the future could apply to our use of AI, could materially adversely affect our business, financial condition, results of operations, and prospects;
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
•if we lose key management personnel or if we are unable to retain or hire qualified personnel, we may not be able to achieve our strategic objectives and our business, financial condition, results of operations, and prospects could be materially adversely affected;
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
•if our information technology (“IT”) systems or data, or those of third parties with which we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences, any of which could materially adversely affect our business, financial condition, results of operations, and prospects;
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
We are the leading global provider of construction management software, and are helping transform one of the oldest, largest, and least digitized industries in the world. We focus exclusively on connecting and empowering the construction industry’s key stakeholders, such as owners, general contractors, and specialty contractors, to collaborate and access our capabilities from any location on any connected device. Our platform is modernizing and digitizing construction management by enabling timely access to critical project information, simplifying complex workflows, and facilitating seamless communication among relevant stakeholders, all of which we believe positions us to serve as a critical system of record and collaboration for the construction industry. We also continue to develop other products and services to address related challenges faced by the construction industry’s key stakeholders. Our products, services, and platform help our customers increase productivity and efficiency, reduce rework and costly delays, improve safety and compliance, and enhance financial transparency and accountability.
In short, we build the software for the people that build the world.
We have established our leading market position by focusing on serving the unique needs of the construction industry. We work directly with stakeholders to develop the products and services they need and to provide high-quality support, available to all users at no additional charge. Our four integrated product categories—Preconstruction, Project Execution, Resource Management, and Financial Management—automate workflows, provide timely visibility, offer advanced analytics, and support collaboration across key stages of the construction project lifecycle. In February 2026, we began offering customers access to our products in four bundled packages—Project Execution, Cost Management, Resource Management, and Project Lifecycle Management—each of which consists of tiers that offer different levels of access to our products. We also offer agentic AI capabilities to automate workflows across the entire construction lifecycle. Platform capabilities like our application programming interfaces (“APIs”) and our application marketplace (“App Marketplace”) allow customers to integrate our products with their internal systems. We offer many categories of integrations, including accounting, document management, and scheduling software, which provide our users with choice and flexibility, and increase the stickiness of our platform as a critical system of record and collaboration for the construction industry.
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
We generate substantially all of our revenue from subscriptions to access our products. We primarily sell our products on a subscription basis for a fixed fee with pricing generally based on the number and mix of products a customer subscribes to and the fixed aggregate dollar volume of construction work contracted to run on our platform annually, which we refer to as “annual construction volume.” To help our customers address the variable nature of their construction volume, we offer (a) annual subscription contracts with construction volume over a one-year period; (b) multi-year subscription contracts with construction volume measured over successive one-year periods; and (c) pooled volume contracts with fixed flat annual fees based on construction volume measured over multiple years (typically, two- or three-year periods). As our customers subscribe to additional products or increase the annual construction volume contracted to run on our platform, we generate more revenue. We do not provide refunds for unused construction volume. We generally do not charge customers based on consumption or on a per-project basis.
Our business model is designed to encourage rapid, widespread adoption of our products by allowing for unlimited users. We typically do not charge a per-seat or per-user fee, meaning that customers can invite all project participants, including owners, general contractors, specialty contractors, architects, and engineers, to engage with our platform as part of a project team without incurring additional fees. We offer access to our products on a per-user basis to certain of our owner customers who have preferred to purchase access on a per-user basis. Customers are able to invite project participants to join our platform, including their employees and collaborators, who are other project participants that engage with our platform but do not pay us for such use. Collaborators have access to relevant project information and product features for the duration of their involvement in a project and are incentivized to become customers, as collaborators do not control what information they get access to, may not be able to access project information after a job is complete, and cannot run their complete portfolio of projects on our platform. Once collaborators have used our platform, they may potentially become customers and evangelize Procore on future projects. Multiple participants can be customers on the same project, which allows each of them to manage their own discrete workflows for the project and retain access to project information for the duration of their subscription while allowing us to receive revenue from multiple customers on the same project independent of seat count.
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
Despite macroeconomic challenges, we have seen an increase in the number of customers that contributed more than $100,000 of annual recurring revenue (“ARR”), which was 2,710, 2,333, and 2,008 as of December 31, 2025, 2024, and 2023, respectively, reflecting year-over-year growth rates of 16% in 2025 and 16% in 2024. Customers that contributed more than $100,000 of ARR represented 66%, 63%, and 60% of total ARR in each of the annual periods ending December 31, 2025, 2024, and 2023, respectively. The number of customers that contributed more than $1,000,000 of ARR was 115, 86, and 62 as of December 31, 2025, 2024, and 2023, respectively, reflecting year-over-year growth rates of 34% in 2025 and 39% in 2024. Customers that contributed more than $1,000,000 of ARR represented 20%, 17%, and 14% of total ARR in each of the annual periods ending December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, 2024, and 2023, the number of customers on our platform was 17,850, 17,088, and 16,367, respectively, reflecting year-over-year growth rates of 4% in 2025 and 4% in 2024. Our total customer count is heavily influenced by the number of small- and medium-sized business (“SMB”) customers we add in a given period. SMB customers represent a small portion of our total ARR, whereas Enterprise and Mid Market customers represent the vast majority of our total ARR. For that reason, we do not believe our total customer count is an accurate representation of our business performance and plan to discontinue the disclosure of total customer count starting in 2026. We believe the better metric to assess our business performance is the growth in the number of customers that contributed more than $100,000 of ARR, which has grown from 650 at the time of our IPO to more than 2,700 customers today. We began to disclose this metric on a quarterly basis starting in the second fiscal quarter of 2024 and plan to continue sharing this metric on a quarterly basis going forward. All aforementioned customer counts exclude customers acquired from business combinations that do not have standard Procore annual contracts. For a description of how we calculate ARR, see the sub-heading titled “Acquiring New Customers and Retaining and Expanding Existing Customers’ Use of Our Platform,” under the heading “Certain Factors Affecting Our Performance” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our success in building our customer base, expanding usage and value for existing customers, and helping digitize the industry has allowed us to achieve significant growth. We generated revenue of $1.3 billion in 2025, $1.2 billion in 2024, and $1.0 billion in 2023, representing year-over-year growth of 15% in 2025 and 21% in 2024. We had net losses of $100.8 million in 2025, $106.0 million in 2024, and $189.7 million in 2023.
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
•The workforce is mobile and decentralized. Construction happens on the jobsite, not at the office, which increases the importance of mobile access to project data. Construction workers often operate with out-of-date or incomplete project information and struggle to collaborate effectively with other stakeholders, leading to mistakes that may translate to costly rework and extended project timelines. Given mistakes not only impact the progress of the project but also expose workers to safety risks, the need for mobile collaboration solutions and timely access to instructions, designs, documentation, and reporting has become increasingly critical for managing and optimizing a dispersed workforce.
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
Our Platform
Our platform is built to be modern and intuitive, with a modular and extensible architecture that not only includes the breadth and depth of functionality of our own products, but also integrates with third-party applications and our customers’ own customized applications. We offer a broad set of product solutions that we primarily monetize through subscriptions. We also support and enhance our customers’ use of these product solutions with a comprehensive set of platform capabilities.
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
•Resource Management. Our Resource Management products, including Field Productivity, Workforce Planning, Equipment Management, and Materials Management, help customers schedule, track, and forecast workforce and equipment productivity, improve time management, communicate more efficiently with their workforces, optimize procurement and movement of materials, and better manage profitability on construction projects. Customers can use these products to create detailed productivity records that can be referenced during the bidding process.
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
Bundled Packages
In February 2026, we began offering customers access to our products in bundled packages in addition to on an à la carte basis. These bundled packages are designed to provide integrated solutions tailored to the needs of our core customer segments. We offer four bundled packages: Project Execution, Cost Management, Resource Management, and Project Lifecycle Management. Each package is offered in different tiers–Essentials, Base, and/or Enterprise–to accommodate varying customer needs and operational complexity.
Instead of picking and choosing from products within our four product solution categories, customers will choose one or more of the bundled packages and a tier within each package, and have access to the products within each selected package and tier. This change in how we offer our products is accompanied by changes to the names of certain products, as well as changes to how we offer certain of the capabilities described below under the sub-heading below titled “Platform Capabilities.” The bundled packages are available across our primary geographic markets, with certain regional variations in product naming and feature availability that accommodate local market practices and regulatory requirements.
Platform Capabilities
Our platform features a number of capabilities that underlie our product solutions and enable us to launch new products and services and increase the breadth and depth of our existing products and services. Our broad range of platform capabilities support the diverse needs of the different personas that use our products and platform. In order to create a centralized hub for construction project information, we have developed an extensible platform that connects our customers’ business applications, people, devices, and data. In connection with the launch of our bundled package offerings, certain of the platform capabilities described below, including Artificial Intelligence, Analytics & Insights, Building Information Modeling (“BIM”), Collaboration, and Document Management, can be purchased as part of certain bundled packages and tiers in lieu of, or in addition to, on an à la carte basis. Our platform capabilities include:
•AI. We offer agentic AI capabilities designed to automate complex workflows and optimize project delivery across the entire construction lifecycle. We also provide embedded AI features that are integrated into our existing offerings. Following our recently announced acquisition of Toric Labs, Inc. (d/b/a Datagrid) (“Datagrid”), we also provide standalone AI functionality powered by the Datagrid engine.
•Analytics & Insights. Our platform gives customers the ability to generate deep insights from aggregated data across all projects, various products, and integrated accounting software. Customers can track trends and conduct analysis using pre-built reports, all of which are customizable to suit individual customer needs. We also offer Insights, which analyzes industry, company, and project data within our platform in order to provide timely and contextual advice to users by identifying trends and predicting potential project risks.
•BIM. Our platform enables all users in the field to view and collaborate on 3D models, which allows project teams to more efficiently plan and construct their projects. Field workers can access project models quickly, with an easy-to-use navigation interface that ties 3D models to drawings. Users can bridge the gap between 3D modeling and 2D documentation and enhance accuracy by generating 2D drawings or views directly from 3D models. These capabilities improve decision-making and reduce rework by ensuring that work is coordinated and installed correctly the first time.
•Collaboration. Our platform allows users to connect projects across accounts and share project information with other team members. Our Collaboration platform capabilities include Connectability, which helps customers streamline construction projects, enhance productivity, and reduce errors by syncing the latest drawings across projects and teams and storing project information in one place.
•Document Management. Our platform allows customers to safely store, access, and share project documents. Users can quickly upload revisions to drawings and specifications to help ensure that project team members have up-to-date project information whether they’re working in the field or in the office.
•Ecosystem. Our Ecosystem platform capabilities enable our App Marketplace, which helps customers enhance their use of our products with third-party integrations, connecting critical business workflows and processes, and allowing customers to maintain a single system of record while leveraging software solutions that provide an array of functionality. Our App Marketplace houses many integrations, including to other construction software technology companies.
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
Our Customers
We serve customers ranging from small businesses managing a few million dollars of annual construction volume to global enterprises managing billions of dollars of annual construction volume. Our core customers are owners, general contractors, and specialty contractors operating across the residential and non-residential segments of the construction industry. Residential segments include single-family homes, multi-family homes, and home improvements. Non-residential segments include all other types of construction, including public and private non-residential projects.
We believe that our ability to deliver products and platform capabilities that address our customers’ specific needs, including by enabling streamlined communication and timely access to data, is essential to driving increased productivity and efficiency, reducing rework and costly delays, improving safety and compliance, and enhancing financial transparency and accountability.
Owners
Owners initiate construction projects, secure financing, work with architects, engineers, and consultants on building design, hire general contractors to manage the construction process, and are the ultimate decision-makers throughout a project. Owners can include corporations, universities, government entities, and commercial and residential real estate developers. Owners need the ability to plan capital expenditures, accurately estimate project costs, source high-quality general contractors to manage construction work, and track project progress with a high degree of visibility. We help owners save significant time and money by providing financial and operational visibility into their projects. It is critical for owners’ bottom lines that they remain informed of what work has been completed, when it was completed, and what specifically was built or installed. Not only is this information crucial for ongoing projects, but it is also necessary for long-term asset management, as the underlying data allows for more efficient, effective, and predictive maintenance.
General contractors
General contractors coordinate the construction project and fulfill the demands of owners while simultaneously maintaining oversight and responsibility for specialty contractors and other vendors. General contractors often manage their businesses with small profit margins, with little room for error. Inadequate information flows, such as not providing specialty contractors with the latest set of plans, can result in costly project delays, overages, and unfulfilled expectations. General contractors are also compelled to perform duplicate data entry in disparate systems and are accustomed to dealing with invoicing errors, information silos, and disconnected point solutions. Our cloud-based platform allows general contractors to manage their projects from a smart device in their hand, with the goal of facilitating exceptional teamwork, reducing costly rework, mitigating risk, and improving profit margins.
Specialty contractors
Specialty contractors, commonly referred to as subcontractors, are hired by general contractors for their specialized skills, such as mechanical, electrical, plumbing, roofing, or concrete trades, and perform the vast majority of construction work, including sourcing materials. In order for specialty contractors to be successful, it is imperative that they are able to effectively track and manage their crews, materials, equipment, and cash flow. However, specialty contractors often utilize disparate point software solutions or antiquated documentation systems, such as pen and paper or physical whiteboards, which means they lack a consistent way to track labor production rates, monitor safety compliance and quality of work, ensure they are working off the latest set of plans and schedules, or document work completed as part of the invoicing process. Specialty contractors frequently experience delays and disruptions in work progress as a result of not having timely access to the most up-to-date information, such as when other stakeholders make changes to project plans or schedules and do not effectively communicate those changes to specialty contractors. Our platform features intuitive, easy-to-use tools that allow specialty contractors to leverage accurate, timely information, reduce unnecessary data entry, visualize productivity trends, document completed work, and get paid the correct amounts faster.
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
As we continue to grow, we believe that the value of our business will continue to increase across three key dimensions:
•Network. Our business model is designed to encourage rapid, widespread adoption by allowing for unlimited users, meaning that we generally do not charge a per-seat or per-user fee. Customers can invite all project participants to engage with our platform as part of a project team, including customers’ employees and collaborators, who are other project participants who engage with our platform but do not pay us for such use. Thereafter, collaborators have an incentive to become customers so that they can manage their complete portfolio of projects on our platform, use our products to improve their business processes, and maintain ownership of project data. For example, Procore Connect enables customers to share project information across different accounts, allowing for project information to remain in sync.
•Products. We believe our expertise in construction and close relationship with our customers and collaborators enable us to deliver easy-to-use and feature-rich products, specifically tailored to solve the problems of the industry’s key stakeholders and help them manage their businesses more effectively. We pursue product innovation, including via acquisitions and expansion of our partner ecosystem, to enhance the value that our platform provides to our customers. Our products were previously offered à la carte, but we now also offer customers the option to purchase bundled packages at the stakeholder and geographical level. Refer to the sub-heading titled “Bundled Packages” under the heading “Our Platform” for more information about our bundled packages. Our customer support team provides live support to all users at no additional cost, as well as numerous online resources. We also provide optional professional services at an extra cost to support customers who are implementing new product solutions or who need ongoing guidance with their product subscriptions.
•Data. Our platform captures extensive data across stakeholders and each stage of a project, which enables us to create a system of record and collaboration for all stakeholders and to analyze project and industry trends. Our platform captures data encompassing bidding, safety, cost, quality, scheduling, materials, supplier information, and other types of data. Our platform’s robust construction dataset supports our AI strategy by allowing users to generate insights from their data using our AI solutions. We believe our unique access to data through our platform will allow our team to assess construction risk faster and more accurately than traditional methods, and our goal is to use such data to scale and automate our product offerings.
Our Growth Strategy
We intend to leverage our existing products and industry presence to establish our products, services, and platform as the industry standard in construction, both domestically and internationally. The key elements of our strategy to accomplish these objectives are as follows:
•Maintain and advance our technology leadership. We plan to continue to invest in technology innovation, product development, and platform capabilities. We believe we have a compelling opportunity to drive growth through our AI strategy, including through our agentic AI solutions.
•Acquire new customers. We believe the market for construction technology and collaboration tools is still in its early phases of adoption. We plan to continue our sales and marketing efforts to drive awareness of our products, services, and platform, and grow our customer base, focusing on owners, general contractors, and specialty contractors. The portion of our current user base made up of collaborators invited to participate in our customers’ projects represents a significant opportunity to increase our revenue. These users are incentivized to become customers in order to gain visibility and control across their projects with actionable insights from a single system. We have the potential to monetize additional adjacent stakeholders, including a broad set of industry participants who are potential customers of our existing products and services and those whom we may address with targeted new products and services over time. Such new products and services may allow us to attract new customers as well as expand existing customer relationships.
•Increase and diversify spend within our existing customer base. We plan to drive additional spend from existing customers by upselling construction volume, cross-selling additional existing products and services, and offering new products and services that address additional customer needs.
•Expand internationally. We plan to continue to hire sales and customer experience teams and expand our presence in certain countries where we already operate, as well as pursue a presence in new geographies.
•Extend our industry connectivity and our position as a trusted brand. We believe there are powerful network effects to our business. We will continue to invest in expanding our ecosystem, developing new partnerships, and supporting more integrations. In addition, we plan to continue to invest in growing our brand and expanding on our key community and user initiatives.
•Pursue targeted acquisitions. Our acquisition strategy primarily focuses on accelerating our product roadmap through tuck-in acquisitions of smaller companies, many of which are from our App Marketplace and already integrated with the Procore platform. Our App Marketplace provides us with visibility into our customers’ interactions with many third-party integrations and provides a pipeline for potential future acquisitions. For example, we acquired Datagrid, a leader in agentic AI solutions for the construction industry, in 2026, Flypaper Technologies, Inc., a company that developed a BIM coordination tool for the construction industry, in 2025, Intelliwave Technologies Inc. (“Intelliwave”), a construction materials management company, in 2024, and Unearth Technologies, Inc. (“Unearth”), a geographic information systems asset management platform, in 2023, all of which were existing App Marketplace partners. Our existing relationships with such App Marketplace partners help streamline the integration of their solutions into our platform post-acquisition and allow us to quickly deliver a seamless customer experience across our platform. We have also acquired companies that were not previously part of our App Marketplace. For example, in January 2025, we acquired Novorender AS (“Novorender”), a leader in advanced BIM rendering technology.
Sales and Marketing
We primarily sell subscriptions to access our products through our direct sales team, which is specialized by geography, followed by size and type of stakeholder, and is serviced regionally by offices in the U.S., Canada, Australia, England, the United Arab Emirates (“UAE”), and Ireland. As a result of our international efforts, we support multiple languages and currencies.
In July 2024 we began to evolve our GTM operating model by, among other things, transitioning to a general manager model. We added new product and technical specialists to our GTM teams to match the evolving needs of our customers’ diverse buyer personas with our products and services and to help our customers understand and implement the full potential of our platform. Evolving our GTM operating model required new investment as we increased our sales headcount, ramped and invested in additional enablement for our sales teams, and added new specialists to our teams. We believe that these investments have allowed, and will continue to allow, us to build stronger and deeper customer relationships and provide additional value to our customers.
We focus our marketing efforts on product innovation and value, domain expertise, and community-building. Our construction volume-based pricing model and number of product offerings create multiple opportunities for expansion. We reach potential customers and generate leads for our sales team through a combination of content marketing, public relations, advertising, sponsorships, digital marketing, partner marketing, social media, community initiatives, and events. We deliver multi-touch marketing efforts across all stages of the customer journey, from awareness and consideration to purchase, retention, and advocacy. Marketing activities are connected to our sales pipeline, resulting in product demonstration requests and sales opportunities. As a key part of our brand-building efforts, we host industry and customer events, including Groundbreak, our annual construction technology conference. Our engagement with these leading events affords us the ability to connect directly with our customers, collaborators, and the broader construction industry.
Research and Development
Our research and development organization is responsible for the development and delivery of new features and products for our platform, and the continued improvement, maintenance, and support of our existing products, platform, and cloud infrastructure. We leverage our broad customer base, our engaged user communities, and our focus on user-driven innovation to aggregate feedback on features and functionality and consistently improve our products and platform. Our teams partner with our customers and collaborators to understand their needs through focus groups at our innovation labs, trade shows, and conferences (including Groundbreak), and with customers and collaborators on the jobsite.
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
Our Employees and Human Capital Resources
At Procore, people are our most vital asset in building and growing our business. We believe a strong culture is integral to our ability to attract, retain, and motivate talented individuals, and we’re proud to have maintained our culture as we’ve grown. Grounded in our three core values — openness, ownership, and optimism — our culture empowers our teams with the tools to grow and thrive while making a real impact for our customers and communities. It is the foundation of a high-performing, engaged organization, where employees can deliver exceptional results while building impactful careers.
We invest in our employees with a broad range of benefits, well-being, and development programs to help them thrive. Our offerings are competitively designed to attract, reward, and retain the talented individuals who power our business forward.
As of December 31, 2025, we had 4,421 full-time employees, with 3,075 based in the U.S. and 1,346 based in our international locations.
Our Intellectual Property
We rely on trademarks, patents, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements, and employee invention assignment agreements to establish and protect our proprietary rights. As of December 31, 2025, we had 107 issued patents in the U.S. and 90 pending patent applications in the U.S. Additionally, we had 13 issued patents in foreign countries, 28 pending patent applications in foreign countries, as well as 7 pending international patent applications that preserve our right to file additional foreign patent applications in the future, as of such date. Our issued patents in the U.S. will expire between 2034 and 2046. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have trademark rights in our name, our logo, and other brand indicia, and have trademark registrations for select marks in the U.S. and many other jurisdictions around the world. We also have registered domain names for websites that we use in our business.
For additional information, see the risk factor titled “Risk Factors—Risks Related to Our Intellectual Property—Our failure to protect our intellectual property rights and proprietary information could diminish our brand and other intangible assets and otherwise materially adversely affect our business, financial condition, results of operations, and prospects.”
Government Regulations
We are, and may become, subject to a number of U.S. federal and state, as well as numerous foreign, laws and regulations that involve matters important to our business. Compliance with these laws and regulations has not had, and is currently not expected to have, a material effect on our capital expenditures, results of operations, and competitive position as compared to prior periods. For a discussion of risks related to these various areas of government regulation, see “Risk Factors—Sales to governmental entities, customers reliant on government funding, and other government contractors are subject to a number of additional challenges and risks,” “Risk Factors—Our business is subject to a wide range of laws and regulations, many of which are evolving, and our failure to comply with such laws and regulations could materially adversely affect our business, financial condition, results of operations, and prospects,” and “Risk Factors—Increased government scrutiny of the technology industry generally, or our operations specifically, could negatively affect our business.”

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
We have experienced rapid growth in prior periods. Our revenue was $1.3 billion in 2025, $1.2 billion in 2024, and $1.0 billion in 2023. Our results of operations may fluctuate significantly, which could make our future results difficult to predict and could cause our results of operations to fall below expectations. You should not rely on the revenue growth of any prior period as an indication of our future performance. While our revenue has continued to increase, our revenue growth rate has declined and may continue to decline in the future as a result of a variety of factors, including our ability to effectively manage our growth and investments (including through our evolved GTM operating model), macroeconomic conditions, and the maturation of our business. Our overall revenue growth and results of operations depend on a number of factors, including many that are out of our control. These factors include our ability to do the following: attract new customers and retain and expand sales of subscriptions to our existing customers; increase sales to owners and specialty contractors, as well as monetize new stakeholders; develop new products and services, further improve our existing products, services, and platform, and evolve our App Marketplace with new offerings and purpose-built APIs; provide our customers and collaborators with support that meets their needs; invest financial and operational resources to support future growth in our customer, collaborator, and third-party relationships; expand our operations domestically and internationally; and retain and motivate existing personnel, and attract, integrate, and retain new personnel, particularly with respect to our sales and marketing and engineering and product development teams.
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
We have a history of losses, and we may not achieve or maintain profitability in the future. We incurred net losses of $100.8 million in 2025, $106.0 million in 2024, and $189.7 million in 2023. As of December 31, 2025, we had an accumulated deficit of $1.3 billion. We are not certain whether or when we will be able to achieve or sustain profitability in the future. We also expect our expenses to increase in future periods as we continue to invest in growth, which could negatively affect our future results of operations if our revenue does not correspondingly increase. In particular, we intend to continue to expend substantial financial and other resources on the following: expanding our sales and marketing and customer success teams to drive new subscriptions, increase the use of our products, services, and platform by existing customers, and support our international growth; developing our technology infrastructure, including systems architecture, scalability, availability, performance, and data security and privacy; investing in our engineering and product development teams and developing new products, services, and platform functionality; and pursuing strategic acquisition and investment opportunities.

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
Demand for construction management software in general, and for our products, services, and platform in particular, is affected by a number of factors, some of which are beyond our control. Some of these factors include: general awareness of construction management software; availability, functionality, and pricing and packaging of products and services that compete with ours; ease of adoption and use; the reliability, performance, or perceived performance of our products and platform, including interruptions to the use of our products and platform; the development and awareness of our brand; and how we sell our products, services, and platform. Even though we use internal data to assess the likelihood of success of introducing new products, services, pricing, and packaging or changes to existing products, services, pricing, and packaging, we may incorrectly calculate such risks or assume undue risks with respect to such products, services, pricing, and packaging. Competitors may also develop and introduce new products or entirely new technologies to replace our existing products, including through the use of AI, which could make our platform and products obsolete or otherwise materially adversely affect our business, financial condition, results of operations, and prospects. If our investments in engineering and product development do not accurately anticipate user demand or if we fail to develop products, features, or capabilities in a manner that satisfies customer needs in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our products, which could materially adversely affect our business, financial condition, results of operations, and prospects.
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
Additionally, we may experience difficulties with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new products, features, or capabilities. We have in the past experienced delays in our internally planned release dates of new products, features, and capabilities, and there can be no assurance that new products, features, or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by customers brought against us, all of which could materially adversely affect our business, financial condition, results of operations, and prospects.
Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to retain and expand our customer base, attract investors, and recruit and retain qualified personnel may be impaired, and our business, financial conditions, results of operations, and prospects could be materially adversely affected.
We believe that our brand identity and brand awareness are critical to our sales and marketing efforts. We also believe that maintaining and enhancing our brand is critical to retaining and expanding our customer base, attracting investors, and recruiting and retaining qualified personnel, and, in particular, conveying to customers and collaborators that our platform offers capabilities that address the needs of the construction ecosystem throughout the project lifecycle. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. If we experience difficulties with software development, customer service, or professional services that negatively impact new or existing products, we may experience negative publicity or lose market acceptance.
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
Our ability to increase our customer base, expand existing customers’ use of our platform, and achieve broader market acceptance of our products, services, and platform will significantly depend on our ability to develop and expand our sales and marketing capabilities. Any failure to do so could materially adversely affect our business, financial condition, results of operations, and prospects.
Continuing and increasing sales of our products and services depends to a significant extent on our ability to expand our sales and marketing capabilities. It is difficult to predict customer demand, customer retention, and expansion rates, the size and growth rate of the market, the entry of competitive products and services, or the success of existing competitive products and services. Our sales and marketing efforts involve educating prospective customers about the uses and benefits of our products, services, and platform. We spend substantial time and resources on our sales and marketing efforts without any assurance that our efforts will result in a sale. We expect that we will continue to need intensive sales and marketing efforts to educate prospective customers about the uses and benefits of our construction management software and services, and we may have difficulty convincing prospective customers of the value of adopting our products and services. We plan to continue expanding our sales force, both domestically and internationally. Identifying, recruiting, and training qualified sales representatives is time-consuming and resource-intensive, and they may not be fully trained and productive for a significant amount of time following their hiring, if ever. In addition, the cost to acquire customers is high due to these considerable sales and marketing efforts. Our business will be harmed if our efforts do not generate a corresponding increase in revenue. Even if we are successful in convincing prospective customers of the value of our products and services, they may decide not to purchase our products and services for a variety of reasons, some of which are out of our control. The failure of our efforts to secure sales after investing resources in a lengthy sales process could materially adversely affect our business, financial condition, results of operations, and prospects.
In July 2024, we began to evolve our GTM operating model, by, among other things, transitioning to a general manager model, in order to deepen customer relationships and improve our operating efficiency by building nimble, customer-focused teams under empowered general managers. If we fail to realize the full benefits of our evolved GTM operating model over the long term or otherwise fail to acquire new customers, retain existing customers, or expand existing customers’ use of our products, services, and platform, our business, financial condition, results of operations, and prospects could be materially adversely affected.
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
Developing, testing, selling, deploying, and adopting resource-intensive AI capabilities has increased and will likely continue to increase our operating costs. We have invested, and expect to continue to invest, significant resources to develop AI tools. We may also face greater competition from general purpose AI solutions that rely on generic large language models, generative AI, and general purpose AI agents to address a broad range of business needs. If the integration of AI tools into our products, services, and platform fails to operate as anticipated, or as well as competing offerings, or otherwise does not meet customer needs, or if we are unable to bring AI-related offerings to market as effectively or as quickly as our competitors, we may fail to recoup our investments in AI, our competitive position may be harmed, and our business and reputation may be adversely impacted.
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
The legal and regulatory landscape surrounding AI is rapidly evolving and uncertain. Several jurisdictions around the world, as well as several states and localities, have proposed, enacted, or are considering laws governing AI, including the European Union’s (“EU”) AI Act and the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, the “CCPA”) regulations on automated decision-making technology, and we expect that lawmakers and regulators will continue to maintain a heightened focus on AI and promulgate new legislation and regulations, which could impact our business and our actual or planned use of AI. Laws and regulations governing AI may apply in new, unpredictable ways, and differences in how jurisdictions choose to address issues related to AI may require us to navigate a complex web of different obligations. For example, the EU’s AI Act sets out a risk-based framework, subjecting certain AI technologies to numerous compliance obligations, including transparency, conformity, risk assessment, monitoring, and human oversight requirements. Under the EU’s AI Act, non-compliant companies may be subject to administrative fines of up to 35 million euros or 7% of such company’s total worldwide annual revenue for the preceding financial year, whichever is greater. We are subject to the EU’s AI Act. Depending on how the EU’s AI Act is implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and current or planned products or services to comply with obligations imposed by the EU’s AI Act. Our use of AI technologies could also lead to regulatory investigations and consumer lawsuits. Certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision-making, which may complicate our use of AI, lead to regulatory fines or penalties, be incompatible with our use of AI, require us to change our business practices, retrain our AI, or prevent our use of AI. For example, the Federal Trade Commission has required other companies to turn over or disgorge valuable insights or trainings generated through the use of AI where they allege the company has violated privacy and consumer protection laws. Complying with applicable laws, rules, and regulations governing AI could increase our operating costs, require significant resources or technical modifications to our systems, change the way that we operate in certain jurisdictions, and impede our ability to offer AI in certain products or use AI in our business operations. Any of the above risks could materially adversely affect our business, financial condition, results of operations, and prospects.
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
We had customers running projects in approximately 160 countries as of December 31, 2025, and 15% of our revenue in 2025 was generated from customers outside the U.S. We expect to continue to expand our international presence, which may include opening offices in new jurisdictions and providing our products, services, and platform in additional languages. Any new markets or countries into which we attempt to sell our products or services may not be receptive to our efforts. For example, we may not be able to further expand our operations in some countries if we are not able to adapt our products, services, and platform to fit the needs of prospective customers in those countries or if we are unable to satisfy certain government- and industry-specific laws or regulations. In addition, our international operations and expansion efforts require considerable management attention and the investment of significant resources, while subjecting us to new risks and increasing certain risks that we already face, including risks associated with:
•providing our products, services, and platform in different languages and customizing them to support local requirements;
•compliance by us and our partners with applicable international laws and regulations, including laws and regulations with respect to anti-corruption, competition, import and export controls, tariffs, trade barriers, economic sanctions, employment, construction, privacy, data protection and sovereignty, consumer protection, and unsolicited communications, and the risk of penalties and fines against us and individual members of management or employees if our practices are deemed to be out of compliance;
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
•political and economic instability, including as a result of the Russia-Ukraine war and other international conflicts, and a shifting and uncertain geopolitical landscape;
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
With the introduction of new products, services, and technologies by competitors, including through the use of AI, and the emergence of new market entrants in the construction management software industry, we expect competition to continue and intensify. Other companies may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively. Many of our competitors have competitive advantages over us, such as better name recognition, longer operating histories, larger marketing budgets, existing or more established relationships, greater third-party integrations, access to larger customer bases, greater financial, technical, pricing, packaging, and marketing strategies, and other resources. Some of our competitors may make acquisitions or enter into strategic relationships with third parties to offer a broader range of products and services than we do; others may have more effective sales and marketing strategies or may deploy those strategies in ways that enable them to acquire customers at a lower cost than we can. These combinations may make it more difficult for us to effectively compete. Further, the challenges and costs of recruiting and retaining qualified candidates with AI experience may negatively affect our ability to effectively develop and leverage AI technologies. Our market and the technology landscape in general will also be impacted by the continued adoption of AI in ways that are currently unforeseeable and that could have significant benefits for our competitors. Additionally, as we introduce new products and services in the market, we may face new or different competitors who may similarly have competitive advantages over us. Such competitive pressures may erode our market share and may hinder or slow our expansion into new markets. We expect these competitive dynamics to continue as competitors attempt to strengthen or maintain their market positions.
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
One of the most important features of our platform is its broad interoperability with a range of devices, web browsers, operating systems, and integrations. Accessibility across this range is oftentimes out of our control, including as a result of reliance on third-party service providers or applications. Any third-party software-induced interruptions to our operations, such as software issues that affect our operating systems, could materially adversely affect our business, financial condition, results of operations, and prospects.
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
Sales to governmental entities, customers reliant on government funding, and other government contractors are subject to a number of additional challenges and risks.
We provide our products, services, and platform to federal, state, local, and non-U.S. governmental customers, which may occur through direct sales to governmental entities or through channel partners that may sell directly to governmental entities. We also provide our products, services, and platform to customers that may be reliant on funding derived from federal, state, local or non-U.S. governmental sources. We achieved U.S. Federal Risk and Authorization Management Program (“FedRAMP”) Moderate authorization for our Procore for Government solution in January 2026, which we believe will allow us to expand our ability to sell to U.S. federal government customers and contractors. Even with FedRAMP Moderate authorization of Procore for Government, selling to governmental entities, customers reliant on government funding, and other government contractors presents a number of unique challenges and risks, including the following:
•selling to governmental entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale;
•governmental entities may have statutory, contractual, or other legal rights to terminate our contracts or contracts with channel partners for convenience or due to default;
•government certification or technical requirements for products and services may change, or we may be unable to achieve one or more government certifications, which may restrict our ability to sell into certain governmental entities until we have attained such certifications or technical requirements;
•contracts with governmental entities, customers reliant on government funding, and other government contractors, including channel partners in the government market, may contain terms that are less favorable than what we generally agree to in our standard commercial agreements, including terms that may be required by statute or regulation and/or maynot be negotiable with the customer;
•non-compliance with terms or conditions of government contracts, or with representations or certifications made in connection with government contracts, can result in significantly more adverse consequences than we typically would expect in the commercial market, including, depending on the circumstances, criminal liability, liability under the civil False Claims Act, and/or suspension or debarment from doing business with governmental entities;
•governmental entities routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in governmental entities refusing to continue buying our products and services, a loss of revenue, fines, and/or civil or criminal liability;
•negative publicity related to our contracts with governmental entities or with channel partners who sell to governmental entities or any proceedings surrounding them may damage our business and affect our competitive position;
•demand and payment for our products from governmental entities or other customers may be adversely impacted by, among other things, government shutdowns, changes in administrations, fiscal policies, contracting policies or requirements, efforts by government to evaluate and reduce overall government spending, budgetary cycles, and funding authorizations; and
•in January 2025, the U.S. presidential administration began issuing Executive Orders identifying new government policies and directing U.S. federal agencies to evaluate their current actions, including certain spending, to ensure that such actions are consistent with new administration priorities. Some of those Executive Orders are the subject of pending litigation, and there remains significant uncertainty about the ways in which agencies will implement the new Executive Orders. Such implementation could negatively affect our current and future business with U.S. government customers.
There is a risk that the costs of achieving and maintaining FedRAMP authorization will not be offset, in full or at all, by increased sales of our products and services. Though our current revenue impact from contracts with governmental entities is not significant, to the extent that we become more reliant on contracts with governmental entities, customers reliant on government funding, and/or other government contractors in the future, our exposure to such risks and challenges could increase, which in turn could materially adversely impact our business, financial condition, results of operations, and prospects.
Risks Related to Our Employees and Culture
If we lose key management personnel or if we are unable to retain or hire qualified personnel, we may not be able to achieve our strategic objectives and our business, financial condition, results of operations, and prospects could be materially adversely affected.
Our future success is substantially dependent on our ability to attract, retain, and motivate our executive officers, other members of our management team and other key personnel throughout our organization. Our U.S. employees, including our executive officers, the members of our management team, and other key personnel, work for us on an “at-will” basis, which means they may terminate their employment with us at any time. As previously disclosed, effective November 10, 2025, Craig F. Courtemanche, Jr., our founder, and former President and Chief Executive Officer, resigned as President and Chief Executive Officer of the Company, and Dr. Ajei S. Gopal was appointed as President and Chief Executive Officer. If Dr. Gopal or one or more other members of our management team or other key personnel resign or otherwise cease to provide us with their services, our business, financial condition, results of operations, and prospects could be materially adversely affected.
Our continued success is also dependent on our ability to attract and retain other qualified personnel possessing a broad range of skills and expertise. There is significant competition for personnel with the skills and technical knowledge that we require. To continue to enhance our products, services, and platform, develop new products and services, and add new and innovative functionality, it will be critical for us to continue to grow our research and development teams. We have in the past hired, and may in the future hire, employees from competitors or other companies. Their former employers have in the past, and may in the future, assert that we or these employees have breached such employee’s legal obligations, resulting in a diversion of our time and resources. If we fail to meet our hiring needs, at all or on the timeframes we expect, or if we fail to successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity, and retention could all suffer. Any of these factors could materially adversely affect our business, financial condition, results of operations, and prospects.
If we cannot maintain our company culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success.
We believe that our corporate culture fosters innovation, teamwork, passion, and focus on execution and has contributed to our success. As we grow, we may find it difficult to maintain our corporate culture. Further, recent leadership changes may create uncertainty or shifts in priorities that could make it more challenging to preserve our culture. In addition, many of our employees work remotely and there is no guarantee that we will be able to maintain our corporate culture when much of our team is dispersed. Any failure to preserve our culture could harm our future success, including our ability to recruit and retain qualified personnel, innovate and operate effectively, and execute on our business strategies. In the past we have carried out, and we may in the future carry out, reductions in our workforce to ensure that our resources are aligned to our business strategy. Such reductions in our workforce could negatively impact our reputation as an employer and harm our company culture. If we experience any of these risks, our ability to attract new employees and retain existing employees could be impaired, which could materially adversely affect our business, financial condition, results of operations, and prospects.

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
In the U.S., federal, state, and local governments have enacted, and may in the future enact, numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws).
Numerous U.S. states, including California, have enacted, and may in the future enact, comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices, affording residents with certain rights concerning their personal data, and stricter requirements for processing certain personal data. Such rights may include the right to access, correct, or delete personal data, and to opt out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. For example, the CCPA requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for administrative fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Moreover, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to obtain such consents could result in adverse consequences, including class action litigation and mass arbitration demands. Additional data privacy and security laws have also been proposed at the federal, state, and local levels in recent years, which could complicate compliance efforts.
As we continue to expand globally, our obligations related to data protection will increase. Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU’s General Data Protection Regulation (the “EU’s GDPR”) and the United Kingdom’s (“U.K.”) General Data Protection Regulation (the “U.K.’s GDPR”) impose strict requirements for processing personal data. Under the EU’s GDPR and the U.K.’s GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to the greater of (1) 20 million euros or 17.5 million pounds sterling, respectively, or (2) 4% of annual revenue. The application of the EU’s GDPR alongside the U.K.’s GDPR exposes us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. In addition, data subject or consumer protection organizations (which are authorized by law to represent data subjects’ interests) may initiate litigation to represent their interests. There are also stringent local data protection requirements in Germany and cloud-server initiatives in France which may impact our operations in these countries. Furthermore, as our business continues to expand and evolve, the EU’s GDPR, the U.K.’s GDPR, and similar data protection regulations may apply additional obligations on us to further secure personal data, provide further rights to data subjects, and require additional reporting to regulators.
In Canada, the Personal Information Protection and Electronic Documents Act and various provincial laws, as well as Canada’s Anti-Spam Legislation, applies to our operations. Similarly, Australia’s Privacy Act 1988,

Singapore’s Personal Data Protection Act, the UAE’s Federal Data Protection Law No. 45 of 2021, and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), which also apply to our operations, impose compliance obligations and penalties that are comparable to those of the EU’s GDPR. In addition, India’s Digital Personal Data Protection Act and its implementing regulations, which provide for penalties of up to 2.5 billion Indian rupees for violations, may also apply to our operations.
We may also become subject to new laws that regulate non-personal data. For example, the EU’s Data Act imposes certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and governmental access to, non-personal data outside the European Economic Area (“EEA”). Depending on how this and similar laws are implemented and interpreted, we may have to adapt our business practices, contractual arrangements, products, and services to comply with such laws.
In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the U.K. have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and the U.K. to the U.S. in compliance with law, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy these mechanisms to lawfully transfer personal data to the U.S.
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
Our obligations related to data privacy and security (and consumers’ data privacy and security expectations) are quickly changing in an increasingly stringent fashion. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail, or be perceived to have failed, to do so.

Moreover, despite our efforts, our personnel or third parties with which we work, such as vendors or developers, may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations or contractual obligations could result in adverse consequences for us, including our ability to, or interruption in our ability to, operate our business and proceedings against us by governmental entities or others. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences, including government enforcement actions (e.g., investigations, audits, inspections, fines, and penalties), litigation (including class-related claims), additional reporting requirements and oversight, restrictions or bans on processing personal data, orders to destroy or not use personal data, the imprisonment of company officials, the inability to operate in certain jurisdictions, limited ability to develop or commercialize our products and services, loss of revenue or profits, loss of customers or sales (including a decline in customer subscription renewals), interruptions or stoppages in or modifications to our operations, negative publicity (including public statements against us by consumer advocacy groups or others), and reputational harm, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.
If our IT systems or data, or those of third parties with which we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.
In the ordinary course of our business, we, and the third parties with which we work, process substantial amounts of sensitive information.
Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of such sensitive information and IT systems, and those of the third parties on which we rely. Cloud-based platform providers of products and services have been targeted by such activities and are expected to continue to be targeted. The threats posed by such activities are prevalent and continue to grow, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Further, our achievement of FedRAMP Moderate authorization for our Procore for Government solution, and heightened visibility as a provider of products and services to U.S. federal government customers and contractors, may increase the risk of threats from nation-state, and nation-state supported, and other threat actors.
We, the third parties with which we work, and our customers are subject to a variety of evolving threats, including social-engineering attacks (including through deep fakes, which may be increasingly difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, break-ins, ransomware attacks, supply chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other IT assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, and other similar threats. Our products and services may also be subject to fraudulent usage and schemes, including from third parties accessing customer accounts or viewing data from our platform. In addition, remote work has become more common and has increased risks to our IT systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations.
Some actors, including, without limitation, organized criminal threat actors and nation-state-supported actors, now engage and are expected to continue to engage in cyberattacks for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with which we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and maintain the availability of our products, services, and platform. For example, individuals from sanctioned jurisdictions such as North Korea have illicitly and fraudulently sought employment at U.S. companies to get access to those companies’ sensitive information. If we were found to have willfully or knowingly employed any such individuals, we could face criminal liability.

Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of sensitive information and income, reputational harm, and diversion of funds. While extortion payments have the potential to alleviate the negative impact of a ransomware attack, we may be unwilling or unable to make such payments for a variety of reasons.
We employ a shared responsibility model where our customers are responsible for using, configuring, and otherwise implementing security measures related to our products, services, and platform in a manner that meets applicable cybersecurity standards, complies with laws, and addresses their information security risk. As part of this model, we make certain security features available to our customers that can be implemented at our customers’ discretion, or identify security areas or measures for which our customers are responsible. For example, depending on the product implementation, our customers are responsible for adding and enforcing multi-factor authentication to access their accounts. In certain cases where our customers choose not to implement, or incorrectly implement, such features or measures, misuse our services, or otherwise experience their own vulnerabilities, policy violations, credential exposure or security incidents, even if we or our platform are not the cause of any customer security issue or incident that may result, our customer relationships, reputation, and operating results may be adversely impacted.
It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us, or the third parties with which we work, to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.
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

For several reasons, including the introduction of new vulnerabilities, resource constraints, competing business demands, dependence on third parties, and technological challenges, a large number of high unremediated vulnerabilities exist in our IT systems and will exist until our remediation efforts are completed. We have taken, and are taking, steps designed to mitigate these vulnerabilities in a prioritized manner based on our assessment of the risk posed by such vulnerabilities. Despite our efforts, there can be no assurance that these vulnerability mitigation measures will be effective. Moreover, we have experienced delays in developing and deploying remedial measures and patches designed to address any identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or IT systems, or those of the third parties with which we work (including our customers). If we or third parties with which we work experience a security incident or are perceived to have experienced a security incident, which has previously occurred, we could experience significant consequences, including government enforcement actions (e.g., investigations, audits, inspections, fines, and penalties), litigation (including class-related claims), additional reporting requirements and oversight, restrictions or bans on processing sensitive information (including personal data and sensitive third-party and customer data), loss of revenue or profits, loss of customers or sales, interruptions or stoppages in or modifications to our operations (including availability of data), indemnification obligations, negative publicity, and reputational harm. Security incidents and attendant consequences may also cause customers to stop using our products, services, and platform (including by declining to renew their subscriptions), deter new customers from using our products, services, and platform, and negatively impact our ability to grow and operate our business.
In addition, business transactions, such as acquisitions or integrations, have exposed us to these same or additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, in the past, we have discovered security issues that were not found during due diligence of such acquired or integrated entities, and it has been, and may continue to be, difficult to integrate companies into our IT environment and security program.
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
We are subject to a number of laws and regulations in the U.S. and internationally that apply generally to businesses, including laws and regulations governing the internet and the marketing, sale, and delivery of services over the internet. These laws and regulations, which continue to evolve, cover, among other things, taxation, tariffs, data protection and privacy, data security, data governance, AI, pricing, content, copyrights, distribution, mobile and other communications, advertising practices, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protection, consumer financial protection, payment regulation, payment processing and settlement services, domestic and cross-border money transmission, foreign currency exchange, anti-money laundering, fraud detection, economic and trade sanctions, the design and operation of websites, and the characteristics and quality of products that are offered online. We cannot guarantee that we have been or will in the future be fully compliant with such laws and regulations in every jurisdiction, as it is not entirely clear in every jurisdiction how existing laws and regulations governing such areas apply or will be enforced. Moreover, as the regulatory landscape continues to evolve, increasing regulation and enforcement efforts by federal, state, and foreign authorities, and the prospects for private litigation claims, become more likely. In addition, the adoption of new laws or regulations, or the imposition of other legal requirements, that adversely affect our ability to market or sell our products and services could harm our ability to offer, or customer demand for, our products and services, which could impact our revenue, impair our ability to expand our products and services, and make us more vulnerable to competition. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also require us to change our business practices and raise compliance costs or other costs of doing business. For example, on May 7, 2024, the Federal Communications Commission re-adopted “network neutrality” rules in the U.S. These rules could affect the services we and our customers use by restricting the offerings made by internet service providers or reducing their incentives to invest in their networks. On January 2, 2025, the U.S. Court of Appeals for the Sixth Circuit vacated the rules. A petition for rehearing of the decision filed by proponents of network neutrality was denied on March 11, 2025, and the time for seeking Supreme Court review of the decision has expired. In addition, after a federal court judge denied a request for an injunction against California’s state-specific network neutrality law, California began enforcing that law on March 25, 2021. Other states could begin to enforce existing laws or adopt new network neutrality requirements. Several other states have adopted similar rules, including Washington, Oregon, Colorado, New Jersey, and Vermont. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. The application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Because global laws and regulations have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such applicable law or regulation.
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
We have become, and may in the future become, party to legal proceedings and claims alleging infringement or misappropriation of intellectual property or violations of employment laws and workplace regulations, whether with or without merit. These matters have been, and could continue to be, time-consuming to defend, and have resulted, and could continue to result, in costly litigation and diversion of resources. Such legal proceedings are unpredictable, and we could receive an unfavorable outcome in pending or future proceedings. If any such proceedings are successful, or if we need to settle disputes on terms that are unfavorable to us, we could be required to change our products, business practices, employment policies, indemnify our customers or business partners, pay substantial settlement costs, back wages, regulatory fines, or refund fees. For example, in 2024, Oracle America, Inc. and certain of its affiliates filed a lawsuit against us, one of our affiliates, and an employee in federal court alleging that we had misappropriated certain trade secrets. We are not able to estimate the extent of the damages that we would incur if we were to receive an unfavorable outcome in this lawsuit.
We may be subject to injunctive relief or ongoing government oversight that restricts our ability to manage our workforce effectively, or be required to seek a license to continue practices found to be in violation of third-party rights, which may not be available to us on reasonable terms or at all, any of which could materially impact our business.
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
Such government scrutiny of the technology industry, or the outcome of any investigation, inquiry, litigation, or changes to laws or regulations could materially adversely affect our business, financial conditions, results of operations, and prospects.
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
We are also subject to the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), the U.K. Bribery Act 2010 (the “Bribery Act”), and other anti-corruption, sanctions, anti-bribery, anti-money laundering, and similar laws in the U.S. and other countries in which we conduct activities. Anti-corruption and anti- bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees, agents, intermediaries, and other third parties from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the private sector. We leverage, and may continue to leverage, third parties, including intermediaries, agents, and partners, to conduct our business in the U.S. and abroad and to sell subscriptions. We and these third parties may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we may be held liable for the corrupt or other illegal activities of these third-party partners and intermediaries, our employees, representatives, contractors, partners, agents, intermediaries, and other third parties, even if we do not explicitly authorize such activities. While we have policies and procedures to facilitate compliance with the FCPA, the Bribery Act, and other anti-corruption, sanctions, anti-bribery, anti-money laundering, and similar laws, we cannot assure you that they will be effective, or that all of our employees, representatives, contractors, partners, agents, intermediaries, or other third parties have taken, or will not take actions, in violation of our policies and procedures and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage, and other consequences. Any investigations, actions, or sanctions could materially adversely affect our business, financial condition, results of operations, and prospects.

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
Various laws and regulations govern the payments industry throughout the U.S. Procore Pay, our payment solution, holds licenses, or is applying to hold licenses, to operate as a money transmitter (or its equivalent) in the states, as well as in the District of Columbia and certain territories, where such licenses are required. Licensed money transmitters are subject to numerous requirements, including restrictions on the investment of customer funds, reporting requirements, bond requirements, and inspection by state regulatory agencies. If we fail to comply with applicable laws or regulations required to maintain money transmitter licenses for Procore Pay, we could be subject to investigations and resulting liability, including governmental fines, restrictions on our business, or other sanctions, or be forced to cease doing business with residents of certain states or territories, forced to change our business practices, required to change our product functionality, or required to obtain additional licenses or regulatory approvals, which could impose additional costs and harm our business. There can be no assurance that we will be able to obtain money transmitter licenses in all jurisdictions in which we wish to operate. Even if we are able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could materially adversely affect our business, financial condition, results of operations, and prospects.
In 2025, Procore Pay began processing payments in markets where Procore Payment Services, Inc. ("Procore Payment Services") is licensed as a money transmitter. In markets where Procore Payment Services is not currently licensed as a money transmitter, Procore Pay relies on payment partners to process payments. Local regulators may use their authority over such partners to prohibit, restrict, or limit us from doing business in their respective jurisdictions. Our payment partners may be subject to extensive compliance obligations as well as enforcement actions, fines, and litigation if found to violate any legal or regulatory requirements that apply to them. Our payment partners may choose not to renew their agreement with us for this or any other reason, or may seek to involve us in enforcement actions, fines, or litigation related to the services they provide. Any significant disruption in the services provided through Procore Pay could prevent transactions from being processed in a timely manner, or at all. If we or our payment partners experience delays or disruptions in services or other issues, including in networks or systems that result in the inability to process payment in a timely manner, or at all, we could become involved in enforcement actions, fines, or litigation.
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
We primarily rely and expect to continue to rely on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures, licenses, and contractual restrictions, to establish and protect our intellectual property rights and proprietary information, all of which provide only limited protection. As of December 31, 2025, we had 107 issued patents in the U.S. and 90 pending patent applications in the U.S. Additionally, we had 13 issued patents in foreign countries, 28 pending patent applications in foreign countries, as well as 7 pending international patent applications that preserve our right to file additional foreign patent applications in the future. Our issued patents in the U.S. will expire between 2034 and 2046. We continually review our development efforts to assess the existence and patentability of new intellectual property.
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
Our use of third-party open source software could negatively affect our ability to sell subscriptions to access our products and platform and subject us to possible litigation.
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
In addition, the use of third-party open source software typically exposes us to greater risks than the use of third-party commercial software because open source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform. Any of the foregoing could help competitors develop products and services that are similar to or better than ours and could materially adversely affect our business, financial condition, results of operations, and prospects.

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
Even if we are able to complete these transactions, we may incur substantial costs and may not be able to realize the anticipated benefits of such transactions in the time frame expected or at all. In particular, if we are unable to successfully operate as a combined business after the completion of such transactions to achieve shared growth opportunities or combine reporting or other processes within the expected time frame, such delay may materially and adversely affect the benefits that we expect to achieve as a result of any such acquisition. For example, in October 2023, we ceased originations under our materials financing program, which we assumed pursuant to the Levelset acquisition. Such transactions may not ultimately strengthen our competitive position or achieve our strategic goals, and may disrupt our ongoing business, increase our expenses, and otherwise present risks not contemplated at the time of the transaction. In addition, we may inherit commitments, risks, and liabilities of companies that we acquire that we are unable to successfully mitigate and that may be amplified by our existing business. Further, valuations supporting our acquisitions and strategic investments could change rapidly. Following any such transaction, we could determine that such valuations have experienced impairments or other-than-temporary declines in fair value which could materially adversely affect our business, financial condition, operating results, and prospects through the write-off of goodwill and other impairment charges.
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
We currently collect and remit applicable indirect taxes in jurisdictions where we, through our employees or economic activity, have a presence, or “nexus,” and where we have determined, based on applicable law, that sales of subscriptions to access our products, services, and platform are taxable. We do not currently collect and remit indirect taxes, including state and local excise, utility user, and ad valorem taxes, fees, and surcharges in jurisdictions where we believe we do not have sufficient nexus. There is uncertainty as to what constitutes sufficient nexus for a state or local jurisdiction to levy taxes, fees, and surcharges on sales made over the internet, and there is also uncertainty as to whether our characterization of our products, services, and platform as not taxable in certain jurisdictions will be accepted by state and local tax authorities.
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
The application of indirect taxes, such as sales and use, value added, goods and services, business, and gross receipts taxes, to businesses that transact online, such as ours, is a complex and evolving area. States and local jurisdictions in certain circumstances may levy sales and use taxes on sales of goods and services based on “economic nexus,” regardless of whether the seller has a physical presence in such jurisdiction. A number of states have begun requiring collection of sales and use taxes by online sellers. The details and effective dates of these collection requirements vary from state to state. As a result, it may be necessary for us to reevaluate whether our activities give rise to sales, use, and other indirect taxes as a result of any nexus in those states in which we are not currently registered to collect and remit taxes. Additionally, we may need to assess our potential tax collection and remittance obligations based on the requirements of existing or future economic nexus laws. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous jurisdictions in which we conduct or may conduct business. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such obligations. The application of existing, or future indirect tax laws, whether in the U.S. or internationally, or the failure to collect and remit such taxes, could materially adversely affect our business, financial condition, results of operations, and prospects.
Our corporate structure and intercompany arrangements cause us to be subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which could materially adversely affect our business, financial condition, results of operations, and prospects.
We are expanding our international operations and personnel to support our business internationally. We generally conduct our international operations through wholly-owned subsidiaries and are or may be required to report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by tax authorities in various jurisdictions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of such jurisdictions, including the U.S., to our international business activities, changes in tax rates, new or revised tax laws, or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions, which generally are required to be computed on an arm’s-length basis pursuant to intercompany arrangements, or may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations.
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
The tax regimes to which we are subject or under which we operate, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our business, financial condition, results of operations, and prospects. For example, the legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”) was recently signed into law, which, along with the Tax Cuts and Jobs Act (the “TCJA”), the Coronavirus Aid, Relief and Economic Security Act, and the Inflation Reduction Act (the “IRA”) resulted in significant changes to the taxation of business entities including, among other changes, the imposition of minimum taxes or surtaxes on certain types of income, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. The IRA includes provisions that will impact the U.S. federal income taxation of certain corporations, including imposing a minimum tax on the book income of certain large corporations and a 1% excise tax on the value of certain corporate stock repurchases by publicly traded companies that would be imposed on the company repurchasing such stock. Regulatory or accounting guidance with respect to existing or future tax laws could materially affect our tax obligations and effective tax rate. It is uncertain if, and to what extent, various states will conform to current federal law or any newly enacted federal tax legislation.
In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development (the “OECD”) and the European Commission), have recently proposed, recommended, or (in the case of certain countries) enacted, or are in the process of enacting, changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. In particular, the OECD is working on a two-pillar solution to address the tax challenges arising from the digitalization of the economy, commonly referred to as BEPS 2.0, which has made, and is expected to continue to make, significant changes to the international tax system, including by allocating taxing rights in respect of certain profits of multinational enterprises above a fixed profit margin to the jurisdictions within which they carry on business (subject to certain revenue threshold rules which we do not currently meet but may meet in the future), referred to as the Pillar One proposal, and imposing a minimum effective tax rate on certain multinational enterprises, referred to as the Pillar Two proposal. A number of countries within which we carry on our business have implemented, or are currently expected to implement, core elements of the Pillar Two proposal (with further provisions expected to be enacted in the future). Based on our current understanding of the minimum revenue thresholds contained in the Pillar Two rules, we came within their scope beginning in 2025, but do not expect them to have a material impact on us for fiscal year 2025. The OECD has issued, and continues to issue further, administrative guidance providing transition and safe harbor rules in relation to the implementation of the Pillar Two proposal and other rules. For example, on January 5, 2026, the OECD published details of a proposed “side-by-side” arrangement providing for, among other things, additional safe harbors for multinational groups headquartered in certain qualifying jurisdictions. We are monitoring developments and evaluating the potential impacts of the Pillar Two rules, including on our effective tax rates, and considering our eligibility to qualify for these safe harbor rules (including under the proposed “side-by-side” arrangement). Any of the foregoing could materially adversely affect our business, financial condition, results of operations, and prospects, and we may be required to incur additional material costs and expenditure to ensure compliance with any such rules in each of the relevant jurisdictions within which we carry on our business.
Our ability to use our net operating loss carryforwards (“NOL carryforwards”) and certain other tax attributes may be limited.
As of December 31, 2025, we had $913.9 million of U.S. federal and $660.9 million of state NOL carryforwards available to reduce taxable income that we may have in the future. It is possible that we will not generate taxable income sufficient to use certain of these NOL carryforwards. Under current law, our U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the ability to utilize such federal NOL carryforwards to offset taxable income in a tax year is limited to 80% of the taxable income in such tax year. In addition, federal NOL carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code (the “IRC”), respectively. Under those sections of the IRC, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or taxes may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. We have experienced ownership changes in the past, and may experience additional ownership changes in the future, as a result of shifts in our stock ownership, some of which may be outside of our control. Our ability to utilize our NOL carryforwards is conditioned upon generating future U.S. federal taxable income. Although we have generated U.S. federal taxable income in the past, we do not know whether we will continue to do so. Therefore, our NOL carryforwards generated prior to 2018 could expire unused. State NOL carryforwards and other state tax credits may be subject to similar limitations under state tax laws, and there may be periods during which the use of state NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state NOLs to offset taxable income in tax years beginning after 2023 and before 2027. If our ability to use our NOL carryforwards and tax credits is limited, or if our ability to utilize NOL carryforwards and certain tax credits is otherwise restricted by law, our business, financial condition, results of operations, and prospects could be materially adversely affected.
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
We maintain a portfolio of marketable securities through a professional investment advisor. The investments in our portfolio are subject to our corporate investment policy, which focuses on preserving principal, maintaining liquidity, avoiding inappropriate concentration and credit risk, and capturing a market rate of return in accordance with the investment guidelines in the corporate investment policy. These investments are subject to general credit, liquidity, market, and interest rate risks. In particular, the value of our portfolio may decline due to changes in interest rates, instability in the global financial markets that reduces the liquidity of securities in our portfolio, and other factors, including unexpected or unprecedented events such as health epidemics or pandemics. As a result, we may experience a significant decline in value or loss of liquidity of our investments, which could materially adversely affect our business, financial condition, results of operations, and prospects. We attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio’s overall risk profile, but the value of our investments may nevertheless decline. To the extent that we increase the amount of our security investments in the future, these risks could be exacerbated.

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
Our platform and the infrastructure on which our platform relies are vulnerable to damage or interruption from macroeconomic factors and geopolitical events, including trends within the construction industry, inflation and responses by governments to address it, interest rate changes, tariffs and trade wars, bank failures, a shifting and uncertain geopolitical landscape, military conflicts or wars (such as the Russia-Ukraine war and other international conflicts), health epidemics or pandemics, and supply chain disruptions, or catastrophic occurrences, including earthquakes, floods, fires, other natural disasters, power loss, telecommunication failures, terrorist attacks, criminal acts, sabotage, and other intentional acts of vandalism and misconduct, or other similar events, each of which could materially adversely affect our business, financial condition, results of operations, and prospects, or the business of our customers, partners, vendors, or the economy as a whole. For example, our corporate headquarters are located near Santa Barbara, California, a region known for seismic activity and severe fires We also have an office and a sizable workforce in Austin, Texas, which may experience extreme weather events. A catastrophic event in one of these areas or in areas in which our other offices or sizable parts of our workforce are located could materially adversely affect our business, financial condition, results of operations, and prospects. Further, the impact of changes to our climate could result in an increase in the frequency or severity of such events. Climate-related events have the potential to disrupt our business, our third-party suppliers, and the business of our customers, may cause us to experience higher attrition, losses, and additional costs to maintain and resume operations, and may subject us to increased regulations, reporting requirements, standards, or expectations regarding the environmental impacts of our business.
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
On November 3, 2025, our board of directors (our “Board”) authorized a stock repurchase program to repurchase up to $300.0 million of our outstanding common stock. Our Board previously authorized a previous stock repurchase program on October 29, 2024, to repurchase up to $300.0 million of our outstanding common stock, which expired on October 29, 2025. We intend to opportunistically repurchase shares of our common stock from time to time through the open market (including via pre-set trading plans) or through other transactions in accordance with applicable securities laws, in each case, subject to market conditions, applicable legal requirements, and other relevant factors. The timing of stock repurchases and the actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities, and will be subject to the discretion of management within its authorization. The stock repurchase program will be funded using our working capital. The stock repurchase program does not obligate us to acquire any particular number of shares of our common stock, or any shares at all. The stock repurchase program expires on November 3, 2026, and may be suspended or discontinued at any time at our discretion and without notice.
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
The market price of our common stock has in the past been volatile, and is likely to be volatile again in the future. In light of macroeconomic factors and geopolitical events, the stock market in general has experienced significant volatility in recent years, which has often been unrelated to the operating performance of particular companies. The market price for our common stock may also be influenced by the following factors: actual or anticipated changes or fluctuations in our results of operations; the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections; repurchases or expectations with respect to repurchases by us of our common stock; announcements by us or competitors of new products or new or terminated significant contracts, commercial relationships, or capital commitments; changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular; rumors and market speculation involving us and other companies in our industry; and actual or anticipated developments in our business, competitors’ businesses, or the competitive landscape generally. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for your shares. Additionally, the foregoing factors, along with other market and industry factors, may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from selling their shares at or above the price paid for the shares and may otherwise negatively affect the liquidity of our common stock.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our Board or to take other corporate actions, including effecting changes in our management. These provisions include:
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
•the requirement that a special meeting of stockholders may be called only by our Board acting pursuant to a resolution adopted by a majority of our Board, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
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
Our President, Product and Technology (“President of P&T”), Chief Security Officer (“CSO”), the senior-most employee responsible for cybersecurity management, and other members of our cybersecurity and audit teams, help identify, assess, and manage cybersecurity threats and risks that may affect our business and operations. To help us in assessing these threats, we use various methods, including, as applicable, using a combination of manual and automated tools, subscribing to threat reports and external intelligence feeds, conducting vulnerability assessments and penetration tests, collaborating with law enforcement, and operating a bug bounty program.
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
For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under the heading “Risk Factors” in Part I of this Annual Report on Form 10-K, including the risk factor titled “If our IT systems or data, or those of third parties with which we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.”
Governance
Our Board oversees our enterprise risk management program, including cybersecurity risk. The audit committee of our Board (the “Audit Committee”) is responsible for oversight of our cybersecurity risk management processes. A cross-functional cybersecurity steering committee (the “Cybersecurity Committee”), which is comprised of stakeholders across different functions, serves to enhance our cybersecurity governance and oversight.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our management team, including our President of P&T, CSO, and the senior-most employee responsible for cybersecurity management. Our President of P&T has over 25 years of experience in senior executive roles that involved ownership of, and accountability for, cybersecurity matters, including Chief Information Officer, Chief Technology Officer, and Senior Vice President / General Manager. Our CSO has over 25 years of information security leadership experience, including as Chief Information Security Officer at a global event technology and ticketing platform and at an enterprise identity governance company. He has also held security leadership roles across software, e-commerce, SaaS, and technology companies of varying scale and maturity.
Members of our management team, including our President of P&T, CSO, and the senior-most employee responsible for cybersecurity management, lead our cybersecurity assessment and management processes. Their responsibilities include hiring appropriate personnel, approving budgets, integrating cybersecurity considerations into our risk management strategy, overseeing security-related reports, communicating key priorities, and helping prepare for cybersecurity incidents.
We conduct periodic training to keep personnel informed of cybersecurity threats and to communicate evolving information security policies, standards, processes, and practices. Our cybersecurity incident response and vulnerability management processes are designed to escalate significant cybersecurity incidents to members of management, including to our President of P&T, CSO, the senior-most employee responsible for cybersecurity management, and the Cybersecurity Committee. Our President of P&T, CSO, the senior-most employee responsible for cybersecurity management, and the Cybersecurity Committee work with our incident response team to mitigate and remediate potential issues. These processes include reporting significant cybersecurity threats, risks, and mitigation activities to the Audit Committee and/or the Cybersecurity Committee, as appropriate.
The Audit Committee and the Cybersecurity Committee receive periodic reports, summaries, and presentations from management regarding our significant cybersecurity risks and threats, incidents, and response initiatives. Through our cybersecurity governance practices, we strive to achieve a strong cybersecurity posture and to refine our security measures to respond to emerging threats.
Item 2. Properties.
Our corporate headquarters are located in Carpinteria, California, where we lease approximately 97,000 square feet of office space pursuant to operating and finance leases that expire between September 2026 and March 2027, with options to renew through March 2037. In addition, we maintain additional offices in the U.S. in Austin, Texas; Tampa, Florida; New Orleans, Louisiana; and internationally in Sydney, Australia; Edmonton, Canada; Toronto, Canada; Heredia, Costa Rica; Cairo, Egypt; London, England; Bangalore, India; Pune, India; Dublin, Ireland; and Dubai, UAE. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our business operations.
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
Holders of Record
As of February 19, 2026, there were 41 registered stockholders of record of our common stock. We believe a substantially greater number of beneficial owners hold shares through brokers, banks, or other nominees.

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

COMPARISON OF CUMULATIVE TOTAL RETURN
260
240
220
200
180
160
140
120
100
80
60
40
20
-
5/20/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
PCOR
S&P 500
NASDAQ Computer Index

Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.

Issuer Purchases of Equity Securities
On October 29, 2024, our Board authorized a stock repurchase program to repurchase up to $300.0 million of our outstanding common stock. This stock repurchase program expired on October 29, 2025.
On November 3, 2025, our Board authorized a new stock repurchase program to repurchase up to $300.0 million of our outstanding common stock.

During the year ended December 31, 2025, we repurchased and retired a total of 1,903,854 shares of our common stock at a weighted average per share price of $67.67 for an aggregate amount of $128.8 million under our repurchase programs, which includes the transaction costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.
The following table summarizes our stock repurchase activity for the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased Under Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)(2)
October 1 - October 31	—	$—	—	$171,000
November 1 - November 30(3)	327	$68.92	327	$299,978
December 1 - December 31	—	$—	—	$299,978
Total	327		327	$299,978

(1) The average price paid per share includes transaction costs associated with the stock repurchase and excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.

(2) The value for the period from October 1 to October 31 represents the remaining dollar value of shares not purchased when our prior stock repurchase program expired on October 29, 2025.

(3) On November 3, 2025, our Board authorized a new stock repurchase program to repurchase up to $300.0 million of our outstanding common stock.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. You should review the disclosures under the section titled “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K and under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments, except as required by law. A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2025 compared to the fiscal year ended December 31, 2024 is presented below. A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2024 compared to the year ended December 31, 2023 has been reported previously under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.
Overview
Our mission is to connect everyone in construction on a global platform.
We are the leading global provider of construction management software, and are helping transform one of the oldest, largest, and least digitized industries in the world. We focus exclusively on connecting and empowering the construction industry’s key stakeholders, such as owners, general contractors, and specialty contractors, to collaborate and access our capabilities from any location on any connected device. Our platform is modernizing and digitizing construction management by enabling timely access to critical project information, simplifying complex workflows, and facilitating seamless communication among relevant stakeholders, all of which we believe positions us to serve as a critical system of record and collaboration for the construction industry. We also continue to develop other products and services to address related challenges faced by the construction industry’s key stakeholders. Our products, services, and platform help our customers increase productivity and efficiency, reduce rework and costly delays, improve safety and compliance, and enhance financial transparency and accountability.
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
We generate substantially all of our revenue from subscriptions to access our products. We primarily sell our products on a subscription basis for a fixed fee with pricing generally based on the number and mix of products a customer subscribes to and the fixed aggregate dollar volume of construction work contracted to run on our platform annually, which we refer to as annual construction volume. As our customers subscribe to additional products or increase the annual construction volume contracted to run on our platform, we generate more revenue. We do not provide refunds for unused construction volume. We generally do not charge customers based on consumption or on a per-project basis. Our business model is designed to encourage rapid, widespread adoption of our products by allowing for unlimited users. We typically do not charge a per-seat or per-user fee, meaning that customers can invite all project participants, including owners, general contractors, specialty contractors, architects, and engineers, to engage with our platform as part of a project team without incurring additional fees. We offer access to our products on a per-user basis to certain of our owner customers who have preferred to purchase access on a per-user basis. Customers are able to invite project participants to join our platform, including their employees and collaborators, who are other project participants that engage with our platform but do not pay us for such use. Multiple participants can be customers on the same project, which allows each of them to manage their own discrete workflows for the project and retain access to project information for the duration of their subscription while allowing us to receive revenue from multiple customers on the same project independent of seat count.
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
To support these efforts, we evolved our GTM operating model by, among other things, transitioning to a general manager model. We added new product and technical specialists to our GTM teams to match the evolving needs of our customers’ diverse buyer personas with our products and services, and to help our customers understand and implement the full potential of our platform. Evolving our GTM operating model required new investment as we increased our sales headcount, ramped and invested in additional enablement for our sales teams, and added the new specialists to our teams. We believe that these investments have allowed, and will continue to allow, us to build stronger and deeper customer relationships and provide additional value to our customers. We have seen, and may continue to see, some disruptions and adverse impacts to our financial and operating results in the near-term in connection with the evolved GTM operating model. Over the longer term, if we fail to realize the benefits of our evolved GTM operating model, or otherwise fail to acquire new customers, retain existing customers, or expand existing customers’ use of our products, services, and platform, our business, financial condition, results of operations, and prospects will be adversely affected, potentially materially. Notwithstanding these risks, we believe that the evolved GTM operating model will improve our long-term operating efficiency, best position us for sustainable long-term growth, and enhance our ability to capture our large market opportunity.
Despite macroeconomic challenges, we have seen an increase in the number of customers that contributed more than $100,000 of ARR, which was 2,710, 2,333, and 2,008 as of December 31, 2025, 2024, and 2023, respectively, reflecting year-over-year growth rates of 16% in 2025 and 16% in 2024. Customers that contributed more than $100,000 of ARR represented 66%, 63%, and 60% of total ARR in each of the annual periods ending December 31, 2025, 2024, and 2023, respectively. The number of customers that contributed more than $1,000,000 of ARR was 115, 86, and 62 as of December 31, 2025, 2024, and 2023, respectively, reflecting year-over-year growth rates of 34% in 2025 and 39% in 2024. Customers that contributed more than $1,000,000 of ARR represented 20%, 17%, and 14% of total ARR in each of the annual periods ending December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, 2024, and 2023, the number of customers on our platform was 17,850, 17,088, and 16,367, respectively, reflecting year-over-year growth rates of 4% in 2025 and 4% in 2024. Our total customer count is heavily influenced by the number of SMB customers we add in a given period. SMB customers represent a small portion of our total ARR, whereas Enterprise and Mid Market customers represent the vast majority of our total ARR. For that reason, we do not believe our total customer count is an accurate representation of our business performance and plan to discontinue the disclosure of total customer count starting in 2026. We believe the better metric to assess our business performance is the growth in the number of customers that contributed more than $100,000 of ARR, which has grown from 650 at the time of our IPO to more than 2,700 customers today. We began to disclose this metric on a quarterly basis starting in the second fiscal quarter of 2024 and plan to continue sharing this metric on a quarterly basis going forward. All aforementioned customer counts exclude customers acquired from business combinations that do not have standard Procore annual contracts.

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
To calculate GRR at the end of a particular period, we first calculate our ARR from the cohort of active customers at the end of the period 12 months prior to the end of the period selected. We then calculate the value of ARR from any customers whose subscriptions terminated and were not renewed during the 12 months preceding the end of the period selected, which we refer to as cancellations. We then divide (a) the total prior period ARR minus cancellations by (b) the total prior period ARR to calculate GRR. Our GRR was 95%, 94%, and 95% as of December 31, 2025, 2024, and 2023, respectively.
Net retention rate (“NRR”) compares ARR from existing customers on a trailing 12-month basis. To calculate NRR at the end of a particular period, we first calculate ARR from the cohort of active customers at the end of the period 12 months prior to the end of the period selected. We then calculate the value of ARR from the same cohort of customers at the end of the current period selected, giving effect to expansion, contraction, or cancellations from this group of customers over the 12 months preceding the end of the period selected. We then divide (a) the total current period ARR by (b) the total prior period ARR to calculate NRR. Our NRR was 106% as of both December 31, 2025 and 2024. However, as further described below, we do not believe NRR is a key metric due to the impact of pooled volume contracts.
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
Pooled volume contracts are most commonly purchased by customers whose project portfolios include large-scale, multi-year construction projects (typically larger customers) because pooled volume contracts give these customers the flexibility to deploy construction volume as the needs within their project portfolios change. Pooled volume contracts allow our customers to avoid defining their construction volume commitments in a given year and the attendant risk of their construction volume usage exceeding their contracted-for amount. With pooled volume contracts, our customers can benefit from paying the same amount over multi-year periods regardless of any changes in their project portfolios, as long as they don’t exceed the total multi-year pooled volume. Pooled volume contracts may also help these customers secure volume-based price discounts from us at contract inception, as well as allow us to secure larger upfront commitments from these customers.
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
The following table presents our cRPO and non-current RPO at the end of each period:

	Year Ended December 31,			% Growth Year Ended December 31,
	2025	2024	2023	2025	2024

	(dollars in thousands)
cRPO	$1,009,293	$829,666	$698,284	22%	19%
Non-current RPO	581,570	456,801	302,215	27%	51%
Total RPO	$1,590,863	$1,286,467	$1,000,499	24%	29%
We believe that cRPO is a key metric to track our ability to win fixed revenue commitments from new customers and to expand and retain existing customers. However, as our average contract duration continues to lengthen due to increased purchases of multi-year subscriptions, our cRPO growth rate may not directly correlate with our actual or expected revenue growth in current or future periods. cRPO increased by $179.6 million in 2025 and $131.4 million in 2024, representing a year-over-year growth rate of 22% in 2025 and 19% in 2024. During 2025, approximately 41% of the increase was attributable to existing customers and 59% was attributable to new customers acquired during the year. During 2024, approximately 26% of the increase was attributable to existing customers and 74% was attributable to new customers acquired during the year. We expect RPO to change from period to period primarily due to the size, timing, and duration of new customer contracts and customer renewals.
Continued Technology Innovation and Strategic Expansion of Our Products and Services
We plan to continue to invest in technology innovation and product development, including AI features and products, to enhance the capabilities of our platform. Additional features and products will also enable customers and collaborators to manage new workflows on our platform and allow us to attract a broader set of stakeholders. We have introduced and continue to develop new products and services organically and through our acquisitions.
We intend to continue to invest in building additional products, services, offerings, features, and functionality that expand our capabilities and facilitate the extension of our platform. For example, in January 2026, we acquired Datagrid, a leader in agentic AI solutions for the construction industry; in January 2025, we acquired Novorender, a leader in advanced BIM rendering technology, to enhance our capabilities for large-scale constructions projects; in May 2024, we acquired Intelliwave, a construction materials management company that enhances our Resource Management solution; in September 2023, we acquired Unearth, a geographic information systems asset management platform that helps general contractors and infrastructure providers connect assets, data, and field teams; and in September 2023, we launched Procore Pay, a payment solution that handles all aspects of the payment processes between general contractors and subcontractors. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. While the impact of these developments, including Procore Pay, are not yet material to our business, our future success is dependent on our ability to successfully develop or acquire, market, and sell existing and new products and services to both new and existing customers.
International Growth
We see international expansion as a major, and largely greenfield, opportunity for growth as we look to capture a larger part of the worldwide construction market. We have an international sales and marketing presence with offices in Sydney, Australia; Toronto, Canada; London, England; Dublin, Ireland; and Dubai, UAE. As a result of our international efforts, we support multiple languages and currencies. Non-U.S. revenue as a percentage of our total revenue was 15% for both of the years ended December 31, 2025 and 2024. We determine the percentage of non-U.S. revenue based on the billing location of each customer. Fluctuations in foreign currencies may positively or negatively impact the amount of revenue that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars.
Furthermore, we believe global demand for our products, services, and platform will continue to increase as we expand our international sales and marketing efforts, and the awareness of our products, services, and platform grows. However, our ability to conduct our business operations internationally will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, currencies, cultures, customs, and commercial markets, as well as differing legal, tax, regulatory, and alternative dispute systems. We have made, and plan to continue to make, significant investments in international markets. While these investments may adversely affect our operating results in the near term, we believe they will contribute to our long-term growth.
Macroeconomic Factors
Macroeconomic factors and geopolitical events that impact the construction industry, such as elevated inflation and responses by governments to address it, changing interest rates, volatility in capital markets, bank failures, fluctuations in foreign exchange rates, global pandemics, trade wars or shifting tariffs, evolving and potentially conflicting regulatory requirements, and wars and other conflicts may impact our customers’ spending as well as our operating expenses and cash flows. However, as such factors evolve, we continue to monitor the ways in which they may directly or indirectly impact our business, results of operations, and financial condition. See the section titled “Risk Factors” in Part I of this Annual Report on Form 10-K for further discussion.
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
General and Administrative
General and administrative expenses primarily consist of personnel-related compensation expenses for our information technology, human resources, finance, executive, legal, and other administrative functions. Additionally, general and administrative expenses include non-personnel-related expenses, such as professional fees for audit, legal, tax, and other external consulting services; computer software expenses; costs associated with operating as a public company, including insurance costs, professional services, investor relations, and other compliance costs; property and use taxes; licenses; travel and entertainment costs; acquisition-related transaction expenses; and allocated overhead. We expect general and administrative expenses to increase on an absolute dollar basis and vary from period to period as a percentage of revenue as our business continues to grow, including in relation to our international expansion.
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
Other Income (Expense), Net
Other income (expense), net primarily consists of gains or losses on foreign currency transactions, unrealized gains or losses on equity securities, and miscellaneous other income and expenses.
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

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Revenue	$1,322,509	$1,151,708	$950,010
Cost of revenue(1)(2)(3)	270,832	205,612	174,462
Gross profit	1,051,677	946,096	775,548
Operating expenses
Sales and marketing(1)(2)(3)(4)	580,680	552,019	494,908
Research and development(1)(2)(3)(4)	362,373	312,987	300,571
General and administrative(1)(3)(4)	232,967	217,513	195,746
Total operating expenses	1,176,020	1,082,519	991,225
Loss from operations	(124,343)	(136,423)	(215,677)
Interest income	20,941	23,694	19,779
Interest expense	(1,153)	(1,899)	(1,957)
Accretion income, net	8,265	13,583	9,794
Other income (expense), net	2,309	(3,136)	(360)
Loss before provision for income taxes	(93,981)	(104,181)	(188,421)
Provision for income taxes	6,802	1,775	1,273
Net loss	$(100,783)	$(105,956)	$(189,694)

	Year Ended December 31,
	2025	2024	2023

	(as a percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue(1)(2)(3)	20%	18%	18%
Gross profit	80%	82%	82%
Operating expenses
Sales and marketing(1)(2)(3)(4)	44%	48%	52%
Research and development(1)(2)(3)(4)	27%	27%	32%
General and administrative(1)(3)(4)	18%	19%	21%
Total operating expenses	89%	94%	104%
Loss from operations	(9%)	(12%)	(23%)
Interest income	2%	2%	2%
Interest expense	0%	0%	0%
Accretion income, net	1%	1%	1%
Other income (expense), net	0%	0%	0%
Loss before provision for income taxes	(7%)	(9%)	(20%)
Provision for income taxes	1%	0%	0%
Net loss	(8%)	(9%)	(20%)

(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Cost of revenue	$23,489	$15,478	$11,491
Sales and marketing	74,274	58,058	55,162
Research and development	89,606	67,961	68,275
General and administrative	62,962	53,336	44,406
Total stock-based compensation expense*	$250,331	$194,833	$179,334
*Includes amortization of capitalized stock-based compensation of $11.9 million and $8.0 million, respectively, for the years ended December 31, 2025 and 2024, which was initially capitalized as capitalized software and cloud-computing arrangement implementation costs, and was primarily amortized in cost of revenue.
(2)Includes amortization of acquired intangible assets as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Cost of revenue	$29,820	$25,437	$22,396
Sales and marketing	11,727	12,700	12,425
Research and development	2,603	2,657	2,757
Total amortization of acquired intangible assets	$44,150	$40,794	$37,578
(3)Includes employer payroll tax on employee stock transactions as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Cost of revenue	$804	$612	$540
Sales and marketing	3,099	3,227	2,766
Research and development	3,990	3,535	3,217
General and administrative	1,999	2,086	1,910
Total employer payroll tax on employee stock transactions	$9,892	$9,460	$8,433
(4)Includes acquisition-related expenses as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Sales and marketing	$1,077	$1,448	$2,483
Research and development	3,134	32	6,370
General and administrative	2,366	808	35
Total acquisition-related expenses	$6,577	$2,288	$8,888

Comparison of the Years Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Revenue	$1,322,509	$1,151,708	$170,801	15%
In 2025, our revenue increased by $170.8 million, or 15%, compared to 2024, of which approximately 49% was attributable to revenue from existing customers and approximately 51% was attributable to revenue from new customers acquired during 2025. Revenue from existing customers includes the net benefit of a full year of subscription revenue in 2025 from customers that were newly acquired in 2024 and continued their subscriptions in 2025, and customers that expanded their subscriptions in 2025 through the purchase of additional construction volume or products and services.
Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Cost of revenue	$270,832	$205,612	$65,220	32%
Gross profit	1,051,677	946,096	105,581	11%
Gross margin	80%	82%
The increase in cost of revenue during 2025 was primarily attributable to an increase of $31.4 million in personnel-related expenses, including increases of $27.1 million in salaries and wages and $4.1 million in stock-based compensation expense. The increase in cost of revenue was also attributable to a $18.6 increase in amortization of capitalized software development costs, a $11.8 million increase in third-party cloud hosting and related services as we grow our customer base, and a $4.4 million increase in amortization of developed technology intangible assets. We increased our cost of revenue headcount by 21% since December 31, 2024, as we continue to invest additional resources in customer support and implementation to support our GTM operating model, and to ensure that our customers are realizing the full benefit of our products.
Operating Expenses

	Year Ended December 31,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Sales and marketing	$580,680	$552,019	$28,661	5%
The increase in sales and marketing expenses during 2025 was primarily attributable to an increase of $43.3 in personnel-related expenses, including increases of $27.3 million in salaries and wages and $16.2 million in stock-based compensation expense. The increase in sales and marketing expenses was also attributable to a $10.8 million increase in professional fees, including contractors to support our staff levels and professional service fees to support our GTM operating model. The increases in sales and marketing expenses were partially offset by a $21.7 million decrease in marketing events and expenses, and a $1.0 million decrease in amortization of customer relationship intangible assets. We decreased our sales and marketing headcount by 4% since December 31, 2024 as we moved a portion of headcount to cost of revenue roles in order to support our GTM operating model.

	Year Ended December 31,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Research and development	$362,373	$312,987	$49,386	16%
The increase in research and development expenses during 2025 was primarily attributable to an increase of $47.6 million in personnel-related expenses, including increases of $25.5 million in salaries and wages and $21.6 million in stock-based compensation expense. The increase in research and development expenses was also attributable to a $7.7 million increase in computer software expenses and a $3.1 million increase in acquisition-related expenses. The increases in research and development expenses were partially offset by a $12.7 million decrease in professional fees related to temporary contractor labor. We increased our research and development headcount by 16% since December 31, 2024 in order to continue to build, enhance, maintain, and scale our products, services, and platform as part of our global workforce strategy.

	Year Ended December 31,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
General and administrative	$232,967	$217,513	$15,454	7%
The increase in general and administrative expenses during 2025 was primarily attributable to an increase of $12.0 million in personnel-related expenses, including increases of $2.5 million in salaries and wages and $9.6 million in stock-based compensation expense. The increase in general and administrative expenses was also attributable to a $9.0 million increase in legal fees; a $4.0 million increase in computer software expenses; a $1.6 million increase in acquisition-related expenses; and a $1.4 million increase in tax & license fees. The increases in general and administrative expenses were partially offset by a $7.3 million decrease in rent expense, primarily related to modifications of leases in 2025. We decreased our general and administrative headcount by 9% since December 31, 2024, as we continue to focus on operating efficiency.
Interest Income, Interest Expense, Accretion Income, Net, Other Income (Expense), Net, and Provision for Income Taxes

	Year Ended December 31,		Change
	2025	2024	Dollar	Percent

	(dollars in thousands)
Interest income	$20,941	$23,694	$(2,753)	(12%)
Interest expense	1,153	1,899	(746)	(39%)
Accretion income, net	8,265	13,583	(5,318)	(39%)
Other income (expense), net	2,309	(3,136)	5,445	*
Provision for income taxes	6,802	1,775	5,027	*
*Percentage not meaningful
During 2025, our interest income decreased by $2.8 million due to a decrease in the balances of our money market funds, cash savings accounts, and marketable securities; accretion income, net decreased by $5.3 million due to a decrease in the balances of our marketable securities; other income (expense), net flipped from expense to income due to foreign currency gains; and provision for income taxes increased primarily due to a foreign tax on the transfer from Norway to the U.S. of intellectual property acquired from Novorender.

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
Stock-based compensation expense includes the net effects of capitalization and amortization of stock-based compensation expense related to capitalized software and cloud-computing arrangement implementation costs. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of the compensation provided to our employees. Because of varying available valuation methodologies, subjective assumptions, and the variety of equity instruments that can impact a company’s non-cash expenses, we believe that providing non-GAAP financial measures that exclude stock-based compensation expense allows for meaningful comparisons between our operating results from period to period. The expense related to amortization of acquired intangible assets is a non-cash expense and dependent upon estimates and assumptions, which can vary significantly and are unique to each asset acquired; therefore, we believe that non-GAAP measures that adjust for the amortization of acquired intangible assets provide investors a consistent basis for comparison across accounting periods. The amount of employer payroll tax-related items on employee stock transactions is dependent on restricted stock unit (“RSU”) settlements, option exercises, related stock price, and other factors that are beyond our control and that do not correlate to the operation of our business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution than the accounting charges associated with such grants). Since the amount of employer payroll tax-related items on employee stock transactions is highly variable due to factors outside our control, and unrelated to our core operations, operating results, revenue-generating activities, business strategy, industry, or regulatory environment, management does not consider employer payroll tax on employee stock transactions in the evaluation of the business or in making operating plans. Accordingly, we believe this adjustment in arriving at our non-GAAP measures provides investors with a better understanding of the performance of our core business in a manner that is consistent with management’s view of the business. Acquisition-related expenses include external and incremental transaction costs, such as legal and due diligence costs, and retention or other compensation payments. These expenses are unpredictable and generally would not have otherwise been incurred in the periods presented as part of our continuing operations. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related expenses, may not be indicative of such future costs. We believe excluding acquisition-related expenses facilitates the comparison of our financial results to our historical operating results and to other companies in our industry. Overall, we believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results period-over-period and to those of peer companies.
The following tables present reconciliations of our GAAP financial measures to our non-GAAP financial measures for the periods presented:
Reconciliation of gross profit and gross margin to non-GAAP gross profit and non-GAAP gross margin:

	Year Ended December 31,
	2025	2024	2023

	(dollars in thousands)
Revenue	$1,322,509	$1,151,708	$950,010
Gross profit	1,051,677	946,096	775,548
Stock-based compensation expense	23,489	15,478	11,491
Amortization of acquired technology intangible assets	29,820	25,437	22,396
Employer payroll tax on employee stock transactions	804	612	540
Non-GAAP gross profit	$1,105,790	$987,623	$809,975
Gross margin	80%	82%	82%
Non-GAAP gross margin	84%	86%	85%

Reconciliation of operating expenses to non-GAAP operating expenses:

	Year Ended December 31,
	2025	2024	2023

	(dollars in thousands)
Revenue	$1,322,509	$1,151,708	$950,010
GAAP sales and marketing	580,680	552,019	494,908
Stock-based compensation expense	(74,274)	(58,058)	(55,162)
Amortization of acquired intangible assets	(11,727)	(12,700)	(12,425)
Employer payroll tax on employee stock transactions	(3,099)	(3,227)	(2,766)
Acquisition-related expenses	(1,077)	(1,448)	(2,483)
Non-GAAP sales and marketing	$490,503	$476,586	$422,072
GAAP sales and marketing as a percentage of revenue	44%	48%	52%
Non-GAAP sales and marketing as a percentage of revenue	37%	41%	44%

GAAP research and development	$362,373	$312,987	$300,571
Stock-based compensation expense	(89,606)	(67,961)	(68,275)
Amortization of acquired intangible assets	(2,603)	(2,657)	(2,757)
Employer payroll tax on employee stock transactions	(3,990)	(3,535)	(3,217)
Acquisition-related expenses	(3,134)	(32)	(6,370)
Non-GAAP research and development	$263,040	$238,802	$219,952
GAAP research and development as a percentage of revenue	27%	27%	32%
Non-GAAP research and development as a percentage of revenue	20%	21%	23%

GAAP general and administrative	$232,967	$217,513	$195,746
Stock-based compensation expense	(62,962)	(53,336)	(44,406)
Employer payroll tax on employee stock transactions	(1,999)	(2,086)	(1,910)
Acquisition-related expenses	(2,366)	(808)	(35)
Non-GAAP general and administrative	$165,640	$161,283	$149,395
GAAP general and administrative as a percentage of revenue	18%	19%	21%
Non-GAAP general and administrative as a percentage of revenue	13%	14%	16%

Reconciliation of loss from operations and operating margin to non-GAAP income from operations and non-GAAP operating margin:

	Year Ended December 31,
	2025	2024	2023

	(dollars in thousands)
Revenue	$1,322,509	$1,151,708	$950,010
Loss from operations	(124,343)	(136,423)	(215,677)
Stock-based compensation expense	250,331	194,833	179,334
Amortization of acquired intangible assets	44,150	40,794	37,578
Employer payroll tax on employee stock transactions	9,892	9,460	8,433
Acquisition-related expenses	6,577	2,288	8,888
Non-GAAP income from operations	$186,607	$110,952	$18,556
Operating margin	(9%)	(12%)	(23%)
Non-GAAP operating margin	14%	10%	2%
Liquidity and Capital Resources
As of December 31, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $811.0 million, which were held in money market funds, U.S. treasury securities, corporate notes and obligations, commercial paper, checking accounts, and savings accounts. Our investments in marketable securities are exposed to interest rate risk; however, due to the short-term nature of our investments, we do not anticipate being exposed to material risks due to changes in interest rates.
As of December 31, 2025, we had outstanding letters of credit on an unsecured basis totaling approximately $7.6 million to secure various leased office facilities in the U.S. and Australia.
Our cash sources primarily consist of cash generated from sales to our customers, maturities of our marketable securities, proceeds from employees through stock option exercises and our employee stock purchase plan (“ESPP”), and interest income on our marketable securities, money market funds, and savings account balances.
Our cash requirements are primarily for operating expenses, which include personnel-related costs, purchase obligations primarily for hosting and software license and other services, lease obligations, and capital expenditures for our employees and offices. We also fund investments which help drive our strategic business growth through acquisitions and investments in equity securities and limited partnership funds. In February 2025, we began using cash to fund withholding taxes due upon the vesting of employee restricted stock units ("RSUs") by net share settlement, rather than our previous approach of selling shares of our common stock issued to employees to cover applicable withholding taxes. We also have a stock repurchase program that is funded using our working capital.
In the next 12 months, we have net contractual commitments consisting of operating lease obligations of $5.9 million, and net contractual commitments consisting of finance lease obligations of $2.8 million and non-cancelable purchase commitments of $63.0 million, as disclosed in Note 6 and Note 11 of the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We believe our existing cash, cash equivalents, and marketable securities will be sufficient to meet our needs for at least the next 12 months. While we have generated positive cash flows from operations in recent years, we have continued to generate losses from operations, as reflected in our accumulated deficit of $1.3 billion as of December 31, 2025. We may not achieve profitability in the foreseeable future and may require additional capital resources to execute strategic initiatives to grow our business.
This assessment is a forward-looking statement and involves risks and uncertainties. Beyond the next 12 months, we have net contractual commitments that we are reasonably likely to incur consisting of operating lease obligations of $68.2 million, finance lease obligations of $32.4 million, and non-cancelable purchase commitments of $60.3 million, as disclosed in Note 6 and Note 11 of the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our additional future capital requirements will depend on many factors, including our revenue growth rate, new customer acquisition and subscription renewal activity, timing of billing activities, our ability to integrate the companies or technologies we acquire and realize strategic and financial benefits from our investments and acquisitions, other strategic transactions or investments we may enter into, the volume and timing of any stock repurchases under our stock repurchase program, the timing and extent of spending to support further sales and marketing and research and development efforts, general and administrative expenses to support our growth (including international expansion), and inflation. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing to fund these activities. If we are unable to raise additional capital when desired, or on acceptable terms, our business, results of operations, and financial condition could be materially adversely affected.
Further, as of December 31, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024	2023

	(dollars in thousands)
Net cash provided by operating activities	$300,270	$196,172	$92,015
Net cash used in investing activities	(70,499)	(150,109)	(76,061)
Net cash (used in) provided by financing activities	(178,902)	36,236	41,165
Operating Activities
Our largest source of cash from operating activities is collections from the sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting and software license expenses, and overhead.
Net cash provided by operating activities was $300.3 million in 2025 which resulted from a net loss of $100.8 million, adjusted for non-cash charges of $341.2 million and a net cash inflow of $59.9 million from changes in operating expenses and liabilities. The $59.9 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:
•a $100.1 million increase in deferred revenue primarily due to the growth of our business and timing of billings;
•a $64.4 million increase in accrued expenses and other liabilities primarily due to the size and timing of bonus and commission accruals, payroll accruals, and cash payments to our vendors; and
•a $1.0 million increase in operating lease liabilities related to lease modifications.
These changes in our operating assets and liabilities were partially offset by the following:
•a $52.0 million increase in deferred contract cost assets related to commissions as a result of additional customer contracts closed during the period and more commissions capitalized as a result of our GTM operating model;
•a $39.8 million increase in accounts receivable primarily due to the growth of our business and timing of billings and cash receipts from customers;
•an $8.2 million decrease in accounts payable primarily due to timing of cash payments to our vendors; and
•a $5.7 million increase in prepaid expenses and other current assets primarily due to timing of cash payments to our vendors.

Net cash provided by operating activities was $196.2 million in 2024, which resulted from a net loss of $106.0 million, adjusted for non-cash charges of $277.9 million and a net cash inflow of $24.2 million from changes in operating assets and liabilities. The $24.2 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:
•a $79.1 million increase in deferred revenue primarily due to the growth of our business and timing of billings; and
•a $19.7 million increase in accounts payable primarily due to timing of cash payments to our vendors.
These changes in our operating assets and liabilities were partially offset by the following:
•a $39.5 million increase in accounts receivable primarily due to timing of billings and cash receipts from customers from the growth of our business;
•a $15.5 million increase in accrued expenses and other liabilities primarily due to personnel-related expenses and timing of cash payments to our vendors;
•a $9.0 million increase in deferred contract cost assets related to commissions as a result of additional customer contracts closed during the period;
•a $7.3 million decrease in operating lease liabilities related to lease payments; and
•a $3.3 million increase in prepaid expenses and other assets primarily due to timing of cash payments to our vendors.
Investing Activities
Net cash used in investing activities of $70.5 million in 2025 consisted of cash outflows for purchases of marketable securities of $351.5 million, capitalized software development costs of $65.7 million, business combinations of $41.5 million, purchases of property and equipment of $18.1 million, asset acquisitions of $3.5 million, and purchases of strategic investments of $2.2 million. Such outflows were partially offset by $409.2 million in maturities of marketable securities and $2.7 million in sales of marketable securities.
Net cash used in investing activities of $150.1 million in 2024 consisted of purchases of marketable securities of $491.5 million, capitalized software development costs of $49.5 million, business combinations of $25.9 million, purchases of property and equipment of $19.1 million, asset acquisitions of $3.8 million, and purchases of strategic investments of $2.4 million. Such outflows were partially offset by $440.5 million in maturities of marketable securities, and $1.6 million in customer repayments for materials financing.
Financing Activities
Net cash used in financing activities of $178.9 million in 2025 consisted of $128.8 million in repurchases of our common stock, $94.1 million in payments of tax withholding for net share settlement, $1.6 million in payments on our finance lease obligations, and $1.4 million in deferred asset acquisition consideration. Such outflows were partially offset by $26.3 million in proceeds from employee purchases under the ESPP, $11.8 million in proceeds from stock option exercises, and $9.0 million in funds held for Procore Pay customers.
Net cash provided by financing activities was $36.2 million in 2024, which primarily consisted of $24.1 million in proceeds from our ESPP and $15.7 million in proceeds from stock option exercises. Such inflows were partially offset by $2.0 million in payments on our finance lease obligations and $1.5 million in deferred business combination consideration.
Capital Allocation Strategy
We have a balanced approach to capital allocation based on the following priorities: driving organic and efficient revenue growth; investing in accretive mergers and acquisitions; and returning capital to stockholders through regular evaluation of share repurchases, as appropriate.

Stock Repurchase Program
On November 3, 2025, our Board authorized a new stock repurchase program to repurchase up to $300.0 million of our outstanding common stock (the "2025 Stock Repurchase Program"). We intend to opportunistically repurchase shares of our common stock from time to time through the open market or other transactions in accordance with applicable securities laws, in each case, subject to market conditions, applicable legal requirements, and other relevant factors. The timing of stock repurchases and the actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities, and will be subject to the discretion of our management within its authorization. The stock repurchase program will be funded using our working capital. The stock repurchase program does not obligate us to acquire any particular number of shares of our common stock, or any shares at all. The stock repurchase program expires on November 3, 2026, and may be suspended or discontinued at any time at our discretion and without notice. During the year ended December 31, 2025, we repurchased and retired a total of 327 shares of our common stock at a weighted average per share price of $68.92 for an aggregate amount of $22.5 thousand under the 2025 Stock Repurchase Program, which includes the transaction costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022. Between December 31, 2025 and February 24, 2026, we repurchased and retired 1,765,560 shares of our common stock at a weighted average per share price of $56.66 for an aggregate amount of $100.0M under the 2025 Stock Repurchase Program.
On October 29, 2024, our Board authorized a stock repurchase program to repurchase up to $300.0 million of our outstanding common stock (the "2024 Stock Repurchase Program"). The timing of stock repurchases and the actual number of shares repurchased depended on a variety of factors, including price, general business and market conditions, and alternative investment opportunities, and was subject to the discretion of our management within its authorization. The stock repurchase program was funded using our working capital. The stock repurchase program described above expired on October 29, 2025. During the year ended December 31, 2025, we repurchased and retired a total of 1,903,527 shares of our common stock at a weighted average per share price of $67.67 for an aggregate amount of $128.8 million under the 2024 Stock Repurchase Program, which includes the transaction costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.
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
Stock-Based Compensation
Stock-based compensation expense related to stock awards is recognized based on the fair value of the awards granted. The fair value of RSUs, performance-based RSUs (“PSUs”), and restricted stock awards is based on the estimated fair value of our common stock on the grant date.
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
The fair value of market-based PSUs (“MSUs”) is estimated on the grant date fair value using a Monte Carlo simulation valuation model. The primary input in determining the fair value of MSUs is the value of our common stock. The determination of the grant date fair value using a Monte Carlo simulation valuation model is affected by volatility, expected term, dividend yield, and risk-free rate. These assumptions represent management’s best estimates and if different assumptions had been used, our stock-based compensation expense could have been materially different.
For RSUs, which vest solely based on continued service, the grant date fair value is recognized as compensation expense on a straight-line basis over the requisite service period of the awards, which is generally four years. For PSUs, which contain both performance and service vesting conditions, the grant date fair value is recognized as compensation expense using a graded vesting attribution model. No expense is recognized for awards with performance conditions until that condition is probable of being met. For MSUs, which contain both market-performance and service vesting conditions, the grant date fair value is recognized as compensation expense using a graded vesting attribution model. We account for forfeitures as they occur instead of estimating the number of awards expected to be forfeited.
In 2022, we began granting PSUs to certain employees, which vest based on the achievement of certain operating performance targets. Such awards also require the employees’ continued service through the date the related shares vest. We recognize compensation expense for such awards on a graded vesting basis, through the expected vest date, beginning in the period in which it becomes probable that the performance target will be achieved. Management reassesses the probability of achievement for such awards each reporting period. The portion of expense recognized in any period may fluctuate depending on changing estimates of the achievement of the performance conditions.
In 2025, we began granting MSUs based on our total shareholder return (“TSR”) performance relative to the TSR of the other companies that comprise the S&P Completion Index (CI) Information Technology (the “Index”). We recognize compensation expense for such awards on a graded vesting basis, through the expected vest date, beginning on the grant date.
On November 10, 2025, our former Chief Executive Officer (“CEO”) resigned, while maintaining his position as Chair of our Board. In connection with the CEO’s resignation, we recognized incremental stock-based compensation expense related to the acceleration of the expense for his unvested RSUs and PSUs.

Business Combinations
We account for business combinations using the acquisition method of accounting. We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Accounting for business combinations requires us to make estimates primarily relating to the valuation of intangible assets. Intangible assets consist primarily of acquired developed technology and acquired customer relationships. Valuations of acquired intangible assets require us to make judgments about the selection of valuation methodologies and also significant estimates and assumptions, including (1) the estimated level of effort and related costs of reproducing or replacing the assets acquired, (2) future expected cash flows from using the acquired customer relationships and technology, including future expected revenue, the rate of customer non-renewals of subscriptions, and operating expenses to deliver such expected revenue, (3) discount rates, (4) estimated royalty rate specifically used to value the acquired technology, and (5) selection of comparable companies. Fair value estimates are based on the assumptions management believes a market participant would use in valuing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.
Recent Accounting Pronouncements
See “Summary of Significant Accounting Policies” in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue is denominated in U.S. Dollars, with the remainder denominated in Australian Dollars, Canadian Dollars, Great British Pounds, Euros, Norwegian Krone, and UAE Dirham. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our business operations, which are primarily in the U.S., Australia, Canada, England, Egypt, Ireland, Czech Republic, Costa Rica, India, the UAE, and Norway. Our results of current and future operations and cash flows are, therefore, subject to the risk of fluctuations in foreign currency exchange rates. This exposure is the result of selling in multiple currencies and payment of personnel-related expenses and other operating expenses in countries where the functional currency is the local currency. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flow. These exposures may change over time as business practices evolve and economic conditions change. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $811.0 million as of December 31, 2025. Cash, cash equivalents, and marketable securities consist of money market funds, U.S. treasury securities, corporate notes and obligations, commercial paper, checking accounts, and savings accounts. The cash and cash equivalents are held for working capital and general corporate purposes. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of December 31, 2025, a hypothetical 100 basis points increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Procore Technologies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Procore Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company’s consolidated revenue was $1,322.5 million for the year ended December 31, 2025. The Company generates substantially all of its revenue from subscriptions for access to its software products and related support. Access to software products and support represents a series of distinct services as the Company fulfills its obligation to the customer and the customer receives and consumes the benefits of the software products and support over the subscription term. The series of distinct services represents a single performance obligation. The transaction price is determined by the stated fixed fees in the contract and revenue is recognized ratably over the term of the subscription agreement.
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
February 24, 2026
We have served as the Company’s auditor since 2015.

Procore Technologies, Inc.
Consolidated Balance Sheets

	December 31,
(in thousands, except number of shares and par value)	2025	2024
Assets
Current assets
Cash and cash equivalents	$480,684	$437,722
Marketable securities (amortized cost of $287,337 and $337,253 at December 31, 2025 and December 31, 2024, respectively)	287,802	337,673
Accounts receivable, net of allowance for credit losses of $4,654 and $6,109 at December 31, 2025 and December 31, 2024, respectively	287,805	246,472
Contract cost asset, current	55,384	33,922
Prepaid expenses and other current assets	55,157	44,090
Total current assets	1,166,832	1,099,879
Marketable securities, non-current (amortized cost of $42,529 and $46,042 at December 31, 2025 and December 31, 2024, respectively)	42,529	46,042
Capitalized software development costs, net	142,228	112,321
Property and equipment, net	48,624	43,592
Right of use assets - finance leases	19,619	31,727
Right of use assets - operating leases	36,024	28,790
Contract cost asset, non-current	79,004	47,505
Intangible assets, net	105,364	120,946
Goodwill	574,083	549,651
Other assets	24,758	20,918
Total assets	$2,239,065	$2,101,371
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$25,168	$33,146
Accrued expenses	130,280	88,740
Deferred revenue, current	687,062	584,719
Other current liabilities	42,047	21,427
Total current liabilities	884,557	728,032
Deferred revenue, non-current	6,041	5,815
Finance lease liabilities, non-current	26,557	41,352
Operating lease liabilities, non-current	45,855	32,697
Other liabilities, non-current	13,793	5,122
Total liabilities	976,803	813,018
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized at December 31, 2025 and December 31, 2024; 0 shares issued and outstanding at December 31, 2025 and December 31, 2024.	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at December 31, 2025 and December 31, 2024; 151,708,564 and 149,853,135 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively.	15	15
Additional paid-in capital	2,609,093	2,535,868
Accumulated other comprehensive loss	(1,270)	(2,737)
Accumulated deficit	(1,345,576)	(1,244,793)
Total stockholders’ equity	1,262,262	1,288,353
Total liabilities and stockholders’ equity	$2,239,065	$2,101,371
The accompanying notes are an integral part of these consolidated financial statements.

Procore Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except share and per share amounts)	2025	2024	2023
Revenue	$1,322,509	$1,151,708	$950,010
Cost of revenue	270,832	205,612	174,462
Gross profit	1,051,677	946,096	775,548
Operating expenses
Sales and marketing	580,680	552,019	494,908
Research and development	362,373	312,987	300,571
General and administrative	232,967	217,513	195,746
Total operating expenses	1,176,020	1,082,519	991,225
Loss from operations	(124,343)	(136,423)	(215,677)
Interest income	20,941	23,694	19,779
Interest expense	(1,153)	(1,899)	(1,957)
Accretion income, net	8,265	13,583	9,794
Other income (expense), net	2,309	(3,136)	(360)
Loss before provision for income taxes	(93,981)	(104,181)	(188,421)
Provision for income taxes	6,802	1,775	1,273
Net loss	$(100,783)	$(105,956)	$(189,694)
Net loss per share attributable to common stockholders, basic and diluted	$(0.67)	$(0.72)	$(1.34)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	150,247,067	147,444,772	141,961,467
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax	$1,422	$(1,787)	$437
Unrealized income (loss) on available-for-sale debt and marketable securities, net of tax	45	425	504
Total other comprehensive income (loss)	1,467	(1,362)	941
Comprehensive loss	$(99,316)	$(107,318)	$(188,753)
The accompanying notes are an integral part of these consolidated financial statements.

Procore Technologies, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2022	139,159,534	$14	$2,068,225	$(2,316)	$(949,143)	$1,116,780
Exercise of stock options	1,371,834	—	17,630	—	—	17,630
Stock-based compensation	—	—	184,552	—	—	184,552
Issuance of common stock upon settlement of restricted stock units	3,699,168	1	—	—	—	1
Issuance of common stock for employee stock purchase plan	575,928	—	25,400	—	—	25,400
Other comprehensive income	—	—	—	941	—	941
Net loss	—	—	—	—	(189,694)	(189,694)
Balance as of December 31, 2023	144,806,464	$15	$2,295,807	$(1,375)	$(1,138,837)	$1,155,610
Exercise of stock options	1,187,141	—	15,773	—	—	15,773
Stock-based compensation	—	—	200,219	—	—	200,219
Issuance of common stock upon settlement of restricted stock units	3,393,832	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	465,698	—	24,069	—	—	24,069
Other comprehensive loss	—	—	—	(1,362)	—	(1,362)
Net loss	—	—	—	—	(105,956)	(105,956)
Balance as of December 31, 2024	149,853,135	$15	$2,535,868	$(2,737)	$(1,244,793)	$1,288,353
Exercise of stock options	1,087,885	—	11,810	—	—	11,810
Stock-based compensation	—	—	258,041	—	—	258,041
Issuance of common stock upon settlement of restricted stock units	3,507,912	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	447,537	—	26,332	—	—	26,332
Shares withhold related to net share settlement of equity awards	(1,284,051)	—	(94,119)	—	—	(94,119)
Repurchase and retirement of common stock, including transaction costs and excise tax	(1,903,854)	—	(128,839)	—	—	(128,839)
Other comprehensive loss	—	—	—	1,467	—	1,467
Net loss	—	—	—	—	(100,783)	(100,783)
Balance as of December 31, 2025	151,708,564	$15	$2,609,093	$(1,270)	$(1,345,576)	$1,262,262
The accompanying notes are an integral part of these consolidated financial statements.

Procore Technologies, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating activities
Net loss	$(100,783)	$(105,956)	$(189,694)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock-based compensation	238,425	186,880	174,835
Depreciation and amortization	110,576	89,753	71,633
Accretion of discounts on marketable debt securities, net	(7,882)	(12,830)	(9,790)
Abandonment of long-lived assets	3,540	1,428	1,488
Noncash operating lease expense	5,839	11,102	13,092
Unrealized foreign currency (gain) loss, net	(1,862)	2,304	(524)
Deferred income taxes	(6,820)	(881)	(769)
(Benefit from) provision for credit losses	(514)	591	8,052
(Increase) decrease in fair value of strategic investments	(124)	(454)	287
Changes in operating assets and liabilities, net of effect of asset acquisitions and business combinations
Accounts receivable	(39,817)	(39,501)	(57,492)
Deferred contract cost assets	(51,965)	(8,993)	(9,306)
Prepaid expenses and other assets	(5,698)	(3,318)	(6,368)
Accounts payable	(8,173)	19,729	(938)
Accrued expenses and other liabilities	64,380	(15,501)	4,759
Deferred revenue	100,099	79,091	106,590
Operating lease liabilities	1,049	(7,272)	(13,840)
Net cash provided by operating activities	300,270	196,172	92,015
Investing activities
Purchases of property and equipment	(18,100)	(19,143)	(10,325)
Capitalized software development costs	(65,663)	(49,529)	(34,685)
Purchases of strategic investments	(2,151)	(2,367)	(764)
Purchases of marketable securities	(351,465)	(491,475)	(402,424)
Maturities of marketable securities	409,230	440,537	372,240
Sales of marketable securities	2,698	—	5,452
Originations of materials financing	—	—	(23,972)
Customer repayments of materials financing	—	1,605	26,242
Acquisition of businesses, net of cash acquired	(41,515)	(25,945)	—
Asset acquisitions, net of cash acquired	(3,533)	(3,792)	(7,825)
Net cash used in investing activities	$(70,499)	$(150,109)	$(76,061)
The accompanying notes are an integral part of these consolidated financial statements.

Procore Technologies, Inc.
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
(in thousands)	2025	2024	2023
Financing activities
Proceeds from stock option exercises	$11,809	$15,737	$17,618
Proceeds from employee stock purchase plan	26,332	24,069	25,400
Repurchases of common stock	(128,838)	—	—
Payment of tax withholding for net share settlement	(94,120)	—	—
Payment of deferred business combination consideration	—	(1,470)	—
Payment of deferred asset acquisition consideration	(1,400)	(81)	—
Principal payments under finance lease agreements, net of proceeds from lease incentives	(1,636)	(2,019)	(1,853)
Net increase in funds held for customers	8,951	—	—
Net cash (used in) provided by financing activities	(178,902)	36,236	41,165
Net increase in cash, cash equivalents and restricted cash	50,869	82,299	57,119
Effect of exchange rate changes on cash	1,655	(2,367)	855
Cash, cash equivalents and restricted cash, beginning of period	437,722	357,790	299,816
Cash, cash equivalents and restricted cash, end of period	$490,246	$437,722	$357,790
The accompanying notes are an integral part of these consolidated financial statements.

Procore Technologies, Inc.
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
(in thousands)	2025	2024	2023
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$480,684	$437,722	$357,790
Restricted cash included in prepaid expenses and other current assets at end of period	611	—	—
Restricted cash for funds held for customers included in prepaid expenses and other current assets at end of period	8,951	—	—
Total cash, cash equivalents and restricted cash at end of period shown in the consolidated statements of cash flows	$490,246	$437,722	$357,790
Supplemental disclosure of cash flow information
Cash paid for interest other than finance leases	$39	$25	$4
Stock-based compensation capitalized for cloud-computing arrangement costs	233	104	296
Cash received for lease incentives	10,523	2,620	789
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	1,112	1,874	1,953
Operating cash flows from operating leases	12,058	11,871	15,971
Financing cash flows from finance leases	1,636	2,221	2,054
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses at year end	2,596	1,638	754
Capitalized software development costs included in accounts payable and accrued expenses at year end	2,968	3,775	1,905
Deferred asset acquisition payment included in other current liabilities and other non-current liabilities at year end	600	1,400	1,405
Stock-based compensation capitalized for software development	19,398	13,235	9,421
Conversion of available-for-sale debt securities into equity securities	—	350	—
Right of use assets obtained in exchange for financing lease liabilities	(10,305)	—	—
Right of use assets obtained in exchange for operating lease liabilities	12,954	(3,875)	15,385
Noncash net change due to operating lease remeasurement	—	(89)	(115)
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
Segments
The Company operates as a single operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer (“CEO”). In recent years, the Company has completed a number of acquisitions which have allowed it to expand its platform capabilities and related products and services.
The Company generates substantially all of its revenue from subscriptions for access to its software products and related support. While the Company provides different products and services, including as a result of its acquisitions, its business operates as one operating segment because its CODM evaluates the Company’s revenue, expenses and assets as reported on the consolidated income statement and balance sheet for purposes of assessing financial performance and allocating resources on a consolidated basis. The CODM uses consolidated revenue, expenses, and assets in deciding whether to invest into various parts of the Company, such as managing budget and acquisitions. The measure of segment profit is income from operations. The CODM uses income from operations to assess financial performance and allocate resources.

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Concentrations of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, investments in marketable securities, accounts receivable, and materials financing receivables.
The Company maintains its cash, cash equivalents, and restricted cash balances with major financial institutions that may at times exceed federally insured limits. However, the Company believes that these financial institutions are financially sound with minimal credit risk. During the years ended December 31, 2025 and 2024, there were no credit losses recorded on cash, cash equivalents, or restricted cash.
Investments in marketable securities consist primarily of investment-grade securities and the Company’s investment policy limits the amount of credit exposure to any individual issuer. The Company periodically assesses its portfolio of marketable securities for impairment due to credit losses. The Company evaluates each investment in an unrealized loss position to determine if any portion of the unrealized loss is related to credit losses. In determining whether a credit loss may exist, the Company considers the extent of the unrealized loss position, any adverse conditions specifically related to the security or the issuer’s operating environment, the pay structure of the security, the issuer’s payment history, and any changes in the issuer’s credit rating. Unrealized losses on marketable securities due to expected credit losses are recognized in other expense, net in the accompanying consolidated statements of operations and comprehensive loss. During the years ended December 31, 2025 and 2024, there were no credit losses recorded on marketable securities.
Accounts receivable are recorded at the invoiced amounts, do not require collateral or bear interest, and mainly result from subscriptions to access the Company’s software products. The Company regularly assesses the need for allowances for expected credit losses from these accounts receivable. Each reporting period, the Company evaluates the collectability of its accounts receivable based on a number of factors such as the age of the receivables, credit quality, historical experience, and current and future economic conditions that may affect a customer’s ability to pay. As of December 31, 2025 and 2024, the Company’s allowance for expected credit losses was $4.7 million and $6.1 million, respectively. No customer represented 10% or more of the consolidated accounts receivable balance as of December 31, 2025 and 2024. No single customer accounted for 10% or more of total revenue for the years ended December 31, 2025, 2024, and 2023.
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
As of December 31, 2025, the Company held $9.0 million in customer funds, which are reported in prepaid expenses and other current assets, with a corresponding liability recorded in other current liabilities on the consolidated balance sheets. There were no funds held for customers as of December 31, 2024.
Cash, cash equivalents, and restricted cash
The Company classifies all investments that are readily convertible to known amounts of cash and have maturities of three months or less from the date of purchase as cash equivalents, which are carried at fair value. Cash includes cash held in checking and savings accounts. As of December 31, 2025 and 2024, cash equivalents were comprised of money market funds and highly liquid marketable securities with original maturities of three months or less that were recorded at fair value, which approximates amortized cost.
Restricted cash consists of (i) funds held for customers relating to Procore Payment Services and (ii) cash collateral required by a bank for the Company’s corporate credit card program. As of December 31, 2025,

Procore Technologies, Inc. Notes to Consolidated Financial Statements

restricted cash consisted of $9.0 million in funds held for customers and $0.6 million in restricted cash relating to corporate credit cards. The Company records restricted cash in prepaid expenses and other current assets or in other assets in the accompanying consolidated balance sheets, depending on the term of restriction set in the underlying agreement. As of December 31, 2024, the Company held no restricted cash.
Marketable securities
Investments with stated maturities of greater than three months are classified as marketable securities, which consist of United States (“U.S.”) treasury securities, commercial paper, corporate notes and obligations, and time deposits. All marketable securities held as of December 31, 2025 and 2024 are classified as available-for-sale debt securities, which are recorded at fair value. The Company’s marketable securities are classified as either short-term or long-term in the accompanying consolidated balance sheets based on the security’s contractual maturity at the balance sheet date. The Company re-evaluates such classification at each balance sheet date.
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
Foreign currency transactions and translation
The functional currency of the Company’s foreign subsidiaries in Australia, Canada, and England is the local currency of such countries, and the functional currency of the Company’s subsidiaries in Egypt, Norway, United Arab Emirates, Ireland, India, Czech Republic, and Costa Rica is U.S. Dollars. For foreign subsidiaries where the functional currency is the local currency of such countries, assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the balance sheet date, stockholders’ equity is translated at the applicable historical exchange rate, and revenue and expenses are translated using the average exchange rates during the period. The effect of exchange rate changes resulting from the translation of the foreign subsidiary financial statements is accounted for as a component of accumulated other comprehensive loss.
In addition, the Company incurs foreign currency transaction gains and losses, including those related to intercompany agreements among the Company and its subsidiaries, which are recorded in other expense, net in the accompanying consolidated statements of operations and comprehensive loss. Foreign currency gains and losses were not material for the years ended December 31, 2025, 2024, and 2023.
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

Procore Technologies, Inc. Notes to Consolidated Financial Statements

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
Self-insurance reserves
The Company has elected to partially self-fund its health insurance plan. To reduce its risk related to high-dollar claims, the Company maintains individual stop-loss insurance. The Company estimates its exposure for claims incurred at the end of each reporting period, including claims not yet reported, with the assistance of an independent third-party actuary. As of December 31, 2025 and 2024, the Company’s self-insurance accrual was $3.2 million and $2.7 million, respectively, included within other current liabilities on the accompanying consolidated balance sheets.
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

Procore Technologies, Inc. Notes to Consolidated Financial Statements

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

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Intangible assets and goodwill
All of the Company’s finite-lived intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from two to 10 years. The Company evaluates the recoverability of its finite-lived intangible assets periodically by considering events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.
The Company’s in-process research and development (“IPR&D”) intangible asset, which was acquired in 2023, was considered indefinite-lived and assessed annually for impairment. During the year ended December 31, 2025, the Company completed the development of the IPR&D intangible asset and reclassified it as a finite-lived intangible asset, which started to be amortized over its estimated useful life of two years.
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
Cloud computing arrangements
The Company capitalizes qualifying implementation costs related to hosting arrangements that are service contracts (cloud computing arrangements). Such costs are amortized on a straight-line basis over the software’s estimated useful life, which is generally the term of the hosting relationship, and ranges from three to five years. The related amortization expense is recorded in operating expenses within the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2025 and 2024, the Company’s gross capitalized costs were $13.2 million and $11.5 million, respectively, and the related accumulated amortization was $6.8 million and $4.8 million, respectively. Capitalized amounts are included in prepaid expenses and other current assets and other assets on the accompanying consolidated balance sheets.

Procore Technologies, Inc. Notes to Consolidated Financial Statements

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
As of December 31, 2025 and 2024, the carrying value of the Company’s financial instruments included in current assets and current liabilities (including accounts receivable, accounts payable, and accrued expenses) approximate fair value due to the short-term nature of such items. The Company measures its cash held in money market funds, marketable securities, and investments in available-for-sale debt securities at fair value each reporting period. The estimation of fair value for available-for-sale debt securities in private companies requires the use of significant unobservable inputs, and as a result, the Company classifies these assets as Level 3 within the fair value hierarchy.
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

Procore Technologies, Inc. Notes to Consolidated Financial Statements

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
Deferred revenue
Contract liabilities consist of revenue that is deferred when the Company has the contractual right to invoice in advance of transferring services to its customers. Substantially all deferred revenue at the beginning of 2025, 2024, and 2023 was recognized as revenue within the following 12-month period.
Remaining performance obligations
The transaction price allocated to remaining performance obligations (“RPO”) represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancelable contracts that will be invoiced and recognized as revenue in future periods. The Company’s current RPO represents future revenue under existing contracts that is expected to be recognized as revenue in the next 12 months. As of December 31, 2025, the aggregate amount of the transaction price allocated to RPO was $1.6 billion, of which the Company expects to recognize approximately $1.0 billion, or 63%, as revenue in the next 12 months and substantially all of the remaining $581.6 million between 12 and 36 months thereafter.
Assets recognized from the costs to obtain a contract with a customer
The Company recognizes an asset for the incremental and recoverable costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be one year or longer. The Company elected the practical expedient that allows an entity to expense incremental contract costs as incurred if the amortization period of the assets would have otherwise been recognized in one year or less. The Company has determined that sales commissions paid for new contracts, including certain incremental sales to existing customers, meet the requirements to be capitalized as contract acquisition costs. The contract cost assets are deferred and then recognized in sales and marketing expense on a straight-line basis over the expected period of benefit, which

Procore Technologies, Inc. Notes to Consolidated Financial Statements

the Company has determined to be four years for new customer and expansion contracts and 21 months for renewal contracts. Sales commissions and bonuses for renewal contracts are not considered commensurate with sales commissions for new contracts, and therefore, the expected period of benefit for costs capitalized for initial contracts extends beyond the term of the initial contract. Judgment is required to determine the expected period of benefit, for which the Company considers estimates of customer lives and SaaS product technology life in making this determination. Write-offs of such costs have historically been immaterial.
The following table presents the changes in contract cost assets (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$81,427	$73,282	$64,077
Additions	99,894	39,699	37,243
Amortization	(46,933)	(31,554)	(28,038)
Impairment	—	—	—
Ending balance	$134,388	$81,427	$73,282

Cost of revenue
Cost of revenue primarily consists of personnel-related compensation expenses for the Company’s customer support team, including salaries, stock-based compensation, benefits, payroll taxes, commissions, and bonuses. Additionally, cost of revenue includes non-personnel-related expenses, such as third-party hosting costs, amortization of capitalized software development costs related to the Company’s platform, amortization of acquired technology intangible assets, software license fees, and allocated overhead.
Operating expenses
The Company’s operating expenses consist of sales and marketing, research and development, and general and administrative expenses. For each of these categories of expense, personnel-related compensation expenses are the most significant component, which include salaries, stock-based compensation, commissions, benefits, bonuses, and payroll taxes.
Sales and marketing
Sales and marketing expenses primarily consist of personnel-related compensation expenses for the Company’s sales and marketing organizations. Additionally, sales and marketing expenses include non-personnel-related expenses, such as advertising costs, marketing events, travel, trade shows, and other marketing activities; contractor costs to supplement the Company’s staff levels; consulting services; amortization of acquired customer relationship intangible assets; and allocated overhead. Advertising costs are expensed as incurred. During the years ended December 31, 2025, 2024, and 2023, the Company incurred advertising costs of $40.1 million, $61.8 million, and $43.1 million, respectively.
Research and development
Research and development expenses primarily consist of personnel-related compensation expenses for the Company’s engineering, product, and design teams, net of capitalized software development costs. Additionally, research and development expenses include non-personnel-related expenses, such as contractor costs to supplement the Company’s staff levels; computer software expenses; consulting services; amortization of certain acquired intangible assets used in research and development activities; and allocated overhead.
General and administrative
General and administrative expenses primarily consist of personnel-related compensation expenses for the Company’s information technology, human resources, finance, executive, legal, and other administrative functions. Additionally, general and administrative expenses include non-personnel-related expenses, such as professional fees for audit, legal, tax, and other external consulting services; computer software expenses;

Procore Technologies, Inc. Notes to Consolidated Financial Statements

costs associated with operating as a public company, including insurance costs, professional services, investor relations, and other compliance costs; property and use taxes; licenses; travel and entertainment costs; acquisition-related transaction expenses; and allocated overhead.
Stock-based compensation
The Company recognizes stock-based compensation cost equal to the grant date fair value of stock-based awards. Stock-based awards include stock options, restricted stock units ("RSUs"), performance-based RSUs (“PSUs”), market-based PSUs ("MSUs"), employee stock purchase plan (“ESPP”), and restricted stock awards (“RSAs”).
The fair value of RSUs, PSUs, and RSAs is based on the estimated fair value of the Company’s common stock on the grant date. The fair value of MSUs is estimated on the grant date using a Monte Carlo simulation. The fair value of stock options and ESPP purchase rights is estimated on the grant date using the Black-Scholes option pricing model. For RSUs, which vest solely based on continued service, the grant date fair value is recognized as compensation expense on a straight-line basis over the requisite service period of the awards, which is generally four years. For PSUs, which contain both performance and service vesting conditions, the grant date fair value is recognized as compensation expense using a graded vesting attribution model. No expense is recognized for awards with performance conditions until that condition is probable of being met, therefore the portion of expense recognized in any period may fluctuate depending on changing estimates of the achievement of the performance conditions. For MSUs, which contain both market and service vesting conditions, the grant date fair value is recognized as compensation expense using a graded vesting attribution model. Forfeitures are recorded when they occur.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”). The new amendment enhances transparency and usefulness of income tax disclosures by expanding disclosures in an entity’s income tax rate reconciliation table and income taxes paid. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the guidance for the fiscal year beginning January

Procore Technologies, Inc. Notes to Consolidated Financial Statements

1, 2025 and implemented the disclosure requirements in fiscal year 2025 on a prospective basis. There was no material impact on the Company’s consolidated financial statements upon adoption.
Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The new amendment expands reportable segment disclosure requirements through enhanced disclosures about significant segment expenses by requiring disclosure of incremental segment information on an annual and interim basis to enable investors to develop more decision-useful financial analysis. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 31, 2023 and for interim periods within fiscal years beginning after December 31, 2024, with early adoption permitted. Upon adoption, public entities should apply the amendment retrospectively to all periods presented in the financial statements. The Company adopted the guidance for the fiscal year beginning January 1, 2024, and implemented the interim disclosure requirements in fiscal year 2025. There was no impact on the Company’s consolidated financial statements upon adoption.
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
3.INVESTMENTS
Marketable securities
Marketable securities consisted of the following as of December 31, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$131,832	$205	$(1)	$132,036
Commercial paper	14,308	2	—	14,310
Corporate notes and obligations	183,726	265	(6)	183,985
Total marketable securities	$329,866	$472	$(7)	$330,331

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Marketable securities consisted of the following as of December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$126,916	$142	$(13)	$127,045
Commercial paper	18,414	19	—	18,433
Corporate notes and obligations	237,965	339	(67)	238,237
Total marketable securities	$383,295	$500	$(80)	$383,715
The following table summarizes the estimated fair value of investments classified as marketable securities by contractual maturity date (in thousands):

	December 31,
	2025	2024
Due within 1 year	$287,802	$337,673
Due in 1 to 2 years	42,529	46,042
Total marketable securities	$330,331	$383,715
During the year ended December 31, 2025, there were maturities and sales of marketable securities of $409.2 million and $2.7 million, respectively. During the year ended December 31, 2024, there were maturities of marketable securities of $440.5 million. There were no sales of marketable securities during the year ended December 31, 2024. Realized losses on sales of marketable securities are recorded in other expense, net on the accompanying consolidated statements of operations and comprehensive loss. Such losses were immaterial during the years ended December 31, 2025 and 2024. There were no impairments of marketable securities in any period presented. Between December 31, 2025 and February 24, 2026, the Company sold $105.4 million of marketable securities to fund its stock repurchase program, as discussed in Note 12.
Strategic investments
Strategic investment activity during the year ended December 31, 2025 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Total
Balance as of December 31, 2024	$8,685	$5,669	$14,354
Purchases of strategic investments	—	2,151	2,151
Unrealized gains (losses)	—	593	593
Impairment losses	(469)	—	(469)
Balance as of December 31, 2025	$8,216	$8,413	$16,629

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Strategic investment activity during the year ended December 31, 2024 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Available-for-Sale Debt Securities	Total
Balance as of December 31, 2023	$7,179	$3,986	$362	$11,527
Interest accrued	—	—	6	6
Purchases of strategic investments	498	1,869	—	2,367
Conversion of available-for-sale debt securities into equity securities	368	—	(368)	—
Unrealized gains (losses)	824	(186)	—	638
Impairment losses	(184)	—	—	(184)
Balance as of December 31, 2024	$8,685	$5,669	$—	$14,354
Strategic investments are recorded in other assets in the accompanying consolidated balance sheets. As of December 31, 2025, in connection with the Company’s investments in limited partnerships, it has a contractual obligation to provide additional investment funding of up to $6.6 million at the option of the investees.
4.FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial assets measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows (in thousands):

	December 31, 2025
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$403,979	$—	$403,979
Marketable securities:
U.S. treasury securities	132,036	—	132,036
Commercial paper	—	14,310	14,310
Corporate notes and obligations	—	183,985	183,985
Total	$536,015	$198,295	$734,310

	December 31, 2024
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$384,648	$—	$384,648
Corporate notes and obligations	—	524	524
Marketable securities:
U.S. treasury securities	127,045	—	127,045
Commercial paper	—	18,433	18,433
Corporate notes and obligations	—	238,237	238,237
Total	$511,693	$257,194	$768,887

Procore Technologies, Inc. Notes to Consolidated Financial Statements

5.PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Leasehold improvements	$53,598	$45,026
Furniture and fixtures	10,650	11,579
Computers and equipment	31,551	29,212
Purchased software	1,964	1,660
Property and equipment	97,763	87,477
Less: accumulated depreciation and amortization	(49,139)	(43,885)
Property and equipment, net	$48,624	$43,592
Depreciation and amortization expense was $13.9 million, $11.7 million, and $11.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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

	Year Ended December 31,
	2025	2024	2023
Finance lease cost:
Amortization of right of use assets	$1,804	$2,645	$2,672
Interest on lease liabilities	1,112	1,874	1,953
Operating lease cost	8,399	13,264	14,620
Short-term lease cost	567	742	1,344
Variable lease cost	3,160	5,038	4,821
Total lease cost	$15,042	$23,563	$25,410

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Supplemental information related to leases is as follows (in thousands):

	December 31,
	2025	2024
Operating Leases
Operating right of use assets	$36,024	$28,790
Amount included within other current liabilities	5,019	3,746
Operating lease liabilities, non-current	45,855	32,697
Total operating lease liabilities	$50,874	$36,443
Finance Leases
Finance right of use assets	$19,619	$31,727
Amount included within other current liabilities	1,771	2,228
Finance lease liabilities, non-current	26,557	41,352
Total finance lease liabilities	$28,328	$43,580

	December 31,
	2025	2024	2023
Weighted-average remaining lease term (in years)
Finance leases	11.2	12.2	13.2
Operating leases	10.2	8.9	5.5
Weighted-average discount rate
Finance leases	3.80%	4.21%	4.21%
Operating leases	6.04%	6.10%	3.58%
Maturities of lease payments, net of tenant improvement reimbursement, for leases where the lease commencement date commenced on or prior to December 31, 2025 are as follows (in thousands):

Years Ending December 31,	Operating	Finance	Total
2026	$5,900	$2,817	$8,717
2027	3,669	2,804	6,473
2028	7,479	2,870	10,349
2029	5,677	2,956	8,633
2030	6,204	3,045	9,249
Thereafter	45,187	20,697	65,884
Total lease payments, net of tenant improvement reimbursement	$74,116	$35,189	$109,305
Less imputed interest	(23,242)	(6,861)	(30,103)
Total	$50,874	$28,328	$79,202
During the year ended December 31, 2025, the Company modified one of its office leases in Carpinteria, California to reduce the leased premises and waive the intent to exercise a 10-year renewal option, resulting in a reclassification from a financing lease to an operating lease. In addition, the Company modified its office leases in Austin, Texas to adjust the rent obligations, expand the leased premises, and extend the lease terms, which resulted in an increase of $39.5 million in future rent commitments, net of tenant improvement reimbursement, from 2025 through 2038.

Procore Technologies, Inc. Notes to Consolidated Financial Statements

As of December 31, 2025, operating lease payments for leases greater than one month, but less than 12 months in duration were not significant. As of December 31, 2025, the Company had outstanding letters of credit totaling approximately $7.6 million on an unsecured basis to secure various leased office facilities in the U.S. and Australia.
7.BUSINESS COMBINATIONS
Novorender
On January 28, 2025, the Company completed the acquisition of all outstanding equity of Novorender AS (“Novorender”), a Norway-based leader in advanced building information modeling rendering technology, to enhance Procore’s capabilities for large-scale construction projects. The purchase price was $44.3 million in total cash consideration. Of the consideration transferred, $43.2 million was considered purchase consideration. $1.1 million of the cash consideration relates to the acceleration of options vesting for certain Novorender option holders, and was excluded from purchase consideration and recorded to compensation expense in the accompanying consolidated statements of operations and comprehensive loss on the acquisition date. On the acquisition date, $5.0 million in cash was placed in an escrow account held by a third-party escrow agent for potential breaches of representations, warranties, and covenants, and satisfaction of indemnity obligations and is scheduled to be released from escrow to Novorender’s stockholders 24 months after the acquisition date (subject to any indemnification claims).
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
During the year ended December 31, 2025, the Company recorded a measurement period adjustment which did not have a material impact on goodwill. The purchase price accounting for this acquisition is final.
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

Procore Technologies, Inc. Notes to Consolidated Financial Statements

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
The Company issued 55,956 RSUs at a grant date fair value of $76.30 per share in order to retain certain employees of Novorender. The total grant date fair value of the RSUs was excluded from purchase consideration and is recognized as post-combination expense. See Note 12 to these consolidated financial statements for details on how the Company expenses stock-based compensation.
To retain certain Novorender employees, the Company held back $6.7 million of the cash purchase price, which will vest based on continued employment over a two-year period. $1.9 million was paid in January 2026, and the remaining $4.8 million will be paid 24 months after the acquisition date. The cash holdback amount is excluded from the purchase consideration and will be recorded as post-combination compensation expense over the service period on a straight-line basis.
The Company has not separately presented pro forma results reflecting the acquisition of Novorender or revenue and operating losses of Novorender for the period from the acquisition date through December 31, 2025, as the impacts were not material to the consolidated financial statements. The acquisition-related transaction costs were not material and were expensed as incurred in the accompanying consolidated statements of operations and comprehensive loss.
Intelliwave
On May 30, 2024, the Company completed the acquisition of all outstanding equity of Intelliwave Technologies Inc. (“Intelliwave”), a construction materials management company, for $29.8 million in cash consideration. The purpose of this acquisition was to accelerate development of the Company’s Resource Management solution.
On the acquisition date, $4.3 million in cash was placed in an escrow account held by a third-party escrow agent for potential breaches of representations, warranties, and covenants, and satisfaction of indemnity obligations. $3.8 million of the escrow amount was included in the purchase consideration and was released from escrow to Intelliwave stockholders in December 2025. The other $0.5 million of the escrow amount was released in February 2025.

Procore Technologies, Inc. Notes to Consolidated Financial Statements

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

Procore Technologies, Inc. Notes to Consolidated Financial Statements

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
8.INTANGIBLE ASSETS AND GOODWILL
Intangible assets
During the year ended December 31, 2025, the Company completed the acquisition of Novorender, which was accounted for as a business combination, as described in Note 7 above. The Company also completed an asset acquisition for $4.9 million. The acquired developed technology intangible asset has an estimated useful life of four years, and the amortization expense is recorded in cost of revenue on the accompanying consolidated statements of operations and comprehensive loss.
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
No impairments of IPR&D were recorded during any period presented.
The Company’s finite-lived and indefinite-lived intangible assets are summarized as follows (dollars in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$212,463	$(127,638)	$84,825	3.8
Customer relationships	75,950	(55,411)	20,539	6.4
Total finite-lived intangible assets	$288,413	$(183,049)	$105,364	4.3

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$185,947	$(95,216)	$90,731	4.0
Customer relationships	71,050	(43,683)	27,367	4.9
Total finite-lived intangible assets	256,997	(138,899)	118,098	4.2
In-process research and development	2,848	—	2,848
Total intangible assets	$259,845	$(138,899)	$120,946

Procore Technologies, Inc. Notes to Consolidated Financial Statements

The Company’s in-process research and development (“IPR&D”) intangible asset, which was acquired in 2023, was considered indefinite-lived and assessed annually for impairment. During the year ended December 31, 2025, the Company completed the development of the IPR&D intangible asset and reclassified it as a finite-lived intangible asset, which started to be amortized over its estimated useful life of two years.
The Company estimates that there is no significant residual value related to its finite-lived intangible assets. Amortization expense recorded on the Company’s finite-lived intangible assets is summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$29,820	$25,437	$22,396
Sales and marketing	11,727	12,700	12,425
Research and development	2,603	2,657	2,757
Total amortization of acquired finite-lived intangible assets	$44,150	$40,794	$37,578
The following table outlines the estimated future amortization expense related to finite-lived intangible assets (in thousands):

Years Ending December 31,
2026	$29,995
2027	27,686
2028	24,048
2029	8,157
2030	7,084
Thereafter	8,394
Total	$105,364
Goodwill
The following table presents the changes in carrying amount of goodwill (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$549,651	$539,354
Additions	23,706	11,333
Other adjustments, net (1)	726	(1,036)
Ending balance	$574,083	$549,651
(1) Includes post-closing working capital adjustments and the effect of foreign currency translation.
There was no impairment of goodwill during any period presented.

Procore Technologies, Inc. Notes to Consolidated Financial Statements

9.CAPITALIZED SOFTWARE DEVELOPMENT COSTS
The Company’s capitalized software development costs are summarized as follows (in thousands):

	December 31,
	2025	2024
Gross carrying amount	$285,514	$205,158
Accumulated amortization	(143,286)	(92,837)
Net capitalized software costs (1)	$142,228	$112,321
(1) As of December 31, 2025 and 2024, the above balances include $5.5 million and $9.7 million, respectively, of capitalized software costs developed by the Company for internal use.
Amortization of capitalized software related to the Company’s SaaS platform was $48.8 million, $29.3 million, and $17.6 million for the years ended December 31, 2025, 2024, and 2023, respectively, and is recorded in cost of revenue within the accompanying consolidated statements of operations and comprehensive loss. Amortization of capitalized software related to software used internally was $1.6 million and $3.2 million for the years ended December 31, 2025 and 2024, respectively, and is recorded in operating expenses within the accompanying consolidated statements of operations and comprehensive loss.
During 2025, 2024, and 2023, the Company recorded expense for certain software development costs of $0.8 million, $0.4 million, and $0.4 million, respectively, within research and development expense in the accompanying consolidated statements of operations and comprehensive loss, relating to development projects the Company decided to abandon prior to completion.
The estimated amortization is comprised of (i) amortization of completed software and (ii) the expected amortization for software that is not yet complete based on its estimated economic lives and projected completion dates. The following table presents the remaining estimated amortization of capitalized software development costs as of December 31, 2025 (in thousands):

Years Ending December 31,
2026	$69,439
2027	54,907
2028	17,626
2029	245
2030	11
Total	$142,228
10.ACCRUED EXPENSES
The following represents the components of accrued expenses contained within the Company’s consolidated balance sheets at the end of each period (in thousands):

	December 31,
	2025	2024
Accrued bonuses	$49,706	$28,878
Accrued commissions	30,417	17,885
Accrued salary, payroll tax, and employee benefit liabilities	32,173	25,210
Other accrued expenses	17,984	16,767
Total accrued expenses	$130,280	$88,740

Procore Technologies, Inc. Notes to Consolidated Financial Statements

11.COMMITMENTS AND CONTINGENCIES
Purchase commitments
As of December 31, 2025, future minimum payments under our non-cancellable purchase commitments for software service subscriptions and other services were as follows (in thousands):

Years Ending December 31,
2026	$63,034
2027	48,007
2028	12,268
Total	$123,309
Litigation
From time to time, the Company may be subject to various litigation matters arising in the ordinary course of business. However, the Company is not aware of any currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, investors, directors, and officers with respect to certain matters, including losses arising out of its breach of such agreements, breaches of confidentiality or data protection requirements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement, and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses or be covered by the Company’s insurance programs. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable.
The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. To date, the Company has not accrued a liability for these guarantees because the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.
12.STOCKHOLDERS’ EQUITY
2021 Equity Incentive Plan
In May 2021, the Company’s board of directors (the “Board”) adopted, and the stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”) with the purpose of granting stock-based awards, including stock options, stock appreciation rights, RSAs, RSUs, PSUs, and other forms of awards, to employees, directors, and consultants. As of December 31, 2024, a total of 51,863,260 shares of common stock were authorized for issuance under the 2021 Plan. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to either (i) 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (ii) a lesser number of shares determined by the Board prior to the applicable January 1. Accordingly, on January 1, 2025, the number of shares of common stock that may be issued under the 2021 Plan increased by an additional 7,492,656 shares. As a result, as of December 31, 2025, a total of 59,355,916 shares of common stock are authorized for issuance under the 2021 Plan. As of December 31, 2025, a total of 37,151,634 shares of common stock were available for issuance under the 2021 Plan. No stock options have been issued under the 2021 Plan.

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Stock options
No stock options were granted during the periods presented.
The following table summarizes the stock option activity during the year ended December 31, 2025 (aggregate intrinsic value in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2024	3,152,158	$12.29	3.2	$198,832
Exercised	(1,087,885)	10.86
Outstanding at December 31, 2025	2,064,273	13.05	2.4	125,345
Exercisable at December 31, 2025	2,064,273	$13.05	2.4	$125,345
The intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 was $65.4 million, $67.6 million, and $66.7 million, respectively. As of December 31, 2025, there is no unrecognized stock-based compensation cost for stock options previously granted by the Company.
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
The grant date fair value of RSUs granted during 2025, 2024, and 2023 was $274.3 million, $318.4 million, and $238.8 million, respectively.
The following table summarizes the RSU activity during the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	7,071,443	$65.85
Granted	3,991,531	68.97
Vested	(3,457,078)	64.79
Canceled/Forfeited	(1,174,428)	66.84
Unvested at December 31, 2025	6,431,468	$68.18
The intrinsic value of RSUs vested during the years ended December 31, 2025, 2024, and 2023 was $253.5 million, $232.9 million, and $221.9 million, respectively.
As of December 31, 2025, the total unrecognized stock-based compensation cost for all RSUs outstanding at that date was $397.9 million, which is expected to be recognized over a weighted-average vesting period of 2.6 years.

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Performance and market-based restricted stock units
In 2022, the Company began granting PSUs to certain non-executive employees with vesting terms based on the achievement of certain operating performance goals.
In September 2025, the Company granted Dr. Ajei S. Gopal, the Company’s President and CEO, and former CEO Designate, an aggregate target number of 409,283 MSUs (the “2025 CEO MSUs”). The 2025 CEO MSUs are subject to a market condition and will vest based on the Company’s total shareholder return (“TSR”) performance relative to the TSR of the other companies that comprise the S&P Completion Index (CI) Information Technology (the “Index”), subject to Dr. Gopal’s continued service through the applicable vesting date, as described in more detail below. A percentage of the 2025 CEO MSUs ranging from 0% to 50% may become eligible to vest (such portion that actually becomes eligible to vest, as determined by the Board or an authorized committee thereof, the “Eligible Tranche 1 MSUs”) based on the applicable percentile ranking of the TSR of the Company’s common stock, as measured over the three-year period beginning on (and including) September 22, 2025 (the “Initial Start Date”), relative to the TSR of the other companies that comprise the Index, measured over the same three-year period. In addition, a percentage of the 2025 CEO MSUs ranging from 0% to 200%, less any Eligible Tranche 1 MSUs, may become eligible to vest (such portion that actually becomes eligible to vest, as determined by the Board or an authorized committee thereof, the “Eligible Tranche 2 MSUs”), based on the percentile ranking of the TSR of the Company’s common stock, as measured over the four-year period beginning on (and including) the Initial Start Date, relative to the TSR of the other companies that comprise the Index over the same four-year period. In the event where the Company’s absolute TSR is negative over the four-year performance period, the total payout will be capped at 100% of the target award, regardless of the Company’s relative TSR performance. The Eligible Tranche 1 MSUs and Eligible Tranche 2 MSUs, if any, will vest on the next quarterly company vesting date (each February 20, May 20, August 20, and November 20, each a “Company Vesting Date”) following the date that the number of Eligible Tranche 1 MSUs or Eligible Tranche 2 MSUs, as applicable, is certified by the Board or an authorized committee thereof, in each case, subject to Dr. Gopal’s continuous service through the applicable Company Vesting Date. The fair value of the 2025 CEO MSUs was determined using a Monte Carlo simulation valuation model on the date of grant, as described below. The related stock-based compensation is recognized on a straight-line basis over the applicable vesting term of each respective tranche, with no changes for final projected payout of the awards. If the required service period for the 2025 CEO MSUs is not completed, the award will be forfeited, and compensation expense will be adjusted. We account for forfeitures as they occur. The fair value of the 2025 CEO MSUs determined based on the Monte Carlo simulation is $47.5 million.
To determine the fair value of the 2025 CEO MSUs, the Company utilized a Monte Carlo simulation with the following assumptions:

Risk-free interest rate	3.56% to 3.68%
Expected term (in years)	3.0 to 4.0
Estimated dividend yield	0.00%
Procore estimated weighted-average volatility	49.21%
The term of the 2025 MSUs is the term of the award. The Company estimates volatility for the 2025 CEO MSUs based on the historical volatility of its own common stock price. The interest rate is derived from government bonds with a term equal to the longest simulation term. The Company has not declared, nor does it expect to declare, dividends in the foreseeable future. Consequently, an expected dividend yield of zero was utilized.
In March 2025, the Company granted its former CEO an aggregate target number of 93,438 PSUs (the “2025 CEO PSUs”) that would vest (if at all) over a three-year period, subject to the achievement of certain financial performance goals and continued service through the applicable vesting date. A target number of 70,078 of the 2025 CEO PSUs (75% of the 2025 CEO PSUs) was eligible to vest based on the attainment level of a revenue performance goal for fiscal year 2025, which was set near the beginning of fiscal year 2025, with a payout range of 0% to 200% of target. A target number of 23,360 of the 2025 CEO PSUs (25% of the 2025 CEO PSUs) was eligible to vest based on the attainment of a non-GAAP operating margin performance goal for fiscal

Procore Technologies, Inc. Notes to Consolidated Financial Statements

year 2025, which was set near the beginning of fiscal year 2025, with a payout range of 0% to 150% of target. The actual number of 2025 CEO PSUs that became eligible to vest was determined based on the attainment level of the applicable performance goal, as certified by the Compensation Committee of the Board (the “Compensation Committee”). As of December 31, 2025, both the revenue and non-GAAP operating margin goals were achieved, and the goals were certified in February 2026. As a result, one-third of the 2025 CEO PSUs that became eligible to vest vested on February 20, 2026. The remaining 2025 CEO PSUs that became eligible to vest will vest in substantially equal installments quarterly over the two years following February 20, 2026.
In March 2024, the Company granted its former CEO an aggregate target number of 46,986 PSUs (the “2024 CEO PSUs”) that would vest (if at all) over a three-year period, subject to the achievement of certain financial performance goals and continued service through the applicable vesting date. A target number of 35,239 of the 2024 CEO PSUs (75% of the 2024 CEO PSUs) were eligible to vest based on the attainment level of a revenue performance goal for fiscal year 2024, which was set at the beginning of fiscal year 2024, with a payout range of 0% to 200% of target. A target number of 11,747 of the 2024 CEO PSUs (25% of the 2024 CEO PSUs) were eligible to vest based on the attainment of a non-GAAP operating margin performance goal for fiscal year 2024, which was set at the beginning of fiscal year 2024, with a payout range of 0% to 150% of target. The actual number of 2024 CEO PSUs that became eligible to vest was determined based on the attainment level of the applicable performance goal, as certified by the Compensation Committee of the Board. As of December 31, 2025, the non-GAAP operating margin performance goal was achieved and the revenue performance goal was not achieved, which were certified in February 2025. As a result, one-third of the 2024 CEO PSUs that became eligible to vest vested on February 20, 2025. The remaining 2024 CEO PSUs that became eligible to vest will vest in substantially equal installments quarterly over the two years following February 20, 2025.
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
The grant date fair value of PSUs granted during 2025, 2024, and 2023 was $59.6 million, $9.5 million, and $1.9 million, respectively.
The following table summarizes the PSU activity during the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	155,791	$67.63
Granted(1)	586,259	103.62
Vested	(50,591)	66.08
Canceled/Forfeited	(86,406)	64.68
Unvested at December 31, 2025	605,053	$103.05
(1) This represents awards granted at 100% attainment of the performance conditions.
The intrinsic value of PSUs vested during the years ended December 31, 2025, 2024, and 2023 was $3.6 million, $2.3 million, and $0.7 million, respectively.
As of December 31, 2025, the total unrecognized stock-based compensation cost for all PSUs outstanding at that date was $47.2 million, which is expected to be recognized over a weighted-average vesting period of 2.5 years.

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Restricted stock awards
In November 2021, the Company issued 199,670 RSAs to certain key employees in connection with the acquisition of Express Lien, Inc. (d/b/a Levelset) that vest based on their continued service over a two-year period. As of December 31, 2023, all shares had vested. During the year ended December 31, 2023, the Company recognized stock-based compensation expense of $7.8 million relating to these shares.
Employee Stock Purchase Plan
In May 2021, the Board adopted, and the stockholders approved, the 2021 Employee Stock Purchase Plan (the "ESPP"), which became effective immediately prior to the effective date of the Company’s IPO. As of December 31, 2024, a total of 6,780,128 shares of common stock had been reserved for issuance under the ESPP. The number of shares of the Company’s common stock reserved for issuance under the ESPP automatically increases on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year; and (ii) 3,900,000 shares, except before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Accordingly, on January 1, 2025, the number of shares of common stock reserved under the ESPP increased by an additional 1,498,531 shares.
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
The fair value of the ESPP purchase rights on the date of grant using the Black-Scholes option pricing model was estimated using the following assumptions:

	December 31,
	2025	2024	2023
Risk-free interest rate	3.67% to 4.24%	4.29% to 5.33%	4.68% to 5.33%
Expected term (in years)	0.5 to 1.0	0.5 to 1.0	0.5 to 1.0
Estimated dividend yield	0.00%	0.00%	0.00%
Estimated weighted-average volatility	40.90% to 51.32%	29.80% to 44.34%	46.29% to 64.76%
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

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Employee payroll contributions accrued in connection with the ESPP were $5.2 million and $5.4 million as of December 31, 2025 and 2024, respectively, and are included within accrued expenses in the accompanying consolidated balance sheets. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders’ equity on the purchase date. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period. During the years ended December 31, 2025, 2024, and 2023, the Company recognized stock-based compensation of $8.8 million, $9.3 million, and $10.7 million, respectively, in connection with the ESPP. During the years ended December 31, 2025, 2024, and 2023, 447,537, 465,698, and 575,928 shares of the Company’s common stock were purchased under the ESPP, respectively.
As of December 31, 2025, unrecognized stock-based compensation expense related to the ESPP was $8.1 million, which is expected to be recognized over a weighted-average period of 0.6 years.
Stock-based compensation
The Company recorded total stock-based compensation cost from stock options, RSUs, PSUs, MSUs, ESPP, RSAs, and sales of stock by employees in excess of fair value as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$12,312	$8,191	$7,388
Sales and marketing	73,817	57,629	54,901
Research and development	89,526	67,926	68,265
General and administrative	62,770	53,134	44,281
Total stock-based compensation expense	$238,425	$186,880	$174,835
Stock-based compensation capitalized for software development and cloud-computing arrangement implementation costs	19,616	13,339	9,717
Total stock-based compensation cost	$258,041	$200,219	$184,552
There were no net tax benefits recognized in the accompanying consolidated statements of operations and comprehensive loss for stock-based compensation arrangements for the years ended December 31, 2025, 2024, and 2023 due to the Company having a full valuation allowance against its deferred tax assets.
On November 10, 2025, the Company’s former CEO resigned, while maintaining his position as Chair of the Board. In connection with the CEO’s resignation, the Company recognized incremental stock-based compensation expense related to the acceleration of the expense for his unvested RSUs and PSUs. The former CEO’s awards will continue to vest over the remainder of each award’s service period while he remains in continuous service to the Company as Chair of the Board. The acceleration of stock-based compensation expense was accounted for as a Type III modification under ASC 718. The total stock-based compensation expense accelerated and recognized related to this accounting modification was $23.8 million during the year ended December 31, 2025.
Stock repurchase program
On November 3, 2025, the Board authorized a new stock repurchase program to repurchase up to $300.0 million of the Company’s outstanding common stock (the "2025 Stock Repurchase Program"). The Company intends to opportunistically repurchase shares of its common stock from time to time through the open market, or other transactions in accordance with applicable securities laws, in each case, subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of its common stock under this authorization. The timing of stock repurchases and the actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities, and will be subject to the discretion of the Company’s management within

Procore Technologies, Inc. Notes to Consolidated Financial Statements

its authorization. The 2025 Stock Repurchase Program will be funded using the Company’s working capital. The 2025 Stock Repurchase Program does not obligate the Company to acquire any particular number of shares of the Company’s common stock, or any shares at all. The 2025 Stock Repurchase Program expires on November 3, 2026, and may be suspended or discontinued at any time at the Company’s discretion and without notice.
In October 2024, the Board authorized a stock repurchase program to repurchase up to $300.0 million of the Company’s outstanding common stock (the "2024 Stock Repurchase Program"). The timing of stock repurchases and the actual number of shares repurchased depended on a variety of factors, including price, general business and market conditions, and alternative investment opportunities, and was subject to the discretion of the Company’s management within its authorization. The 2024 Stock Repurchase Program was funded using the Company’s working capital. The 2024 Stock Repurchase Program expired on October 29, 2025.
During the year ended December 31, 2025, the Company repurchased and retired a total of 1,903,854 shares of the Company’s common stock at a weighted average per share price of $67.67 for an aggregate amount of $128.8 million under the 2024 Stock Repurchase Program and the 2025 Stock Repurchase Program, which includes the transaction costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022. Between December 31, 2025 and February 24, 2026, the Company repurchased and retired 1,765,560 shares of its common stock at a weighted average per share price of $56.66 for an aggregate amount of $100.0 million under the 2025 Stock Repurchase Program.
13.INCOME TAXES
The domestic and foreign components of loss before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(100,907)	$(110,860)	$(191,132)
Foreign	6,926	6,679	2,711
Total	$(93,981)	$(104,181)	$(188,421)
The provision for income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
State	$1,129	$1,094	$709
Foreign	12,493	1,562	1,333
Total	13,622	2,656	2,042
Deferred:
Federal	42	9	4
State	57	13	6
Foreign	(6,919)	(903)	(779)
Total	(6,820)	(881)	(769)
Provision for income taxes	$6,802	$1,775	$1,273

Procore Technologies, Inc. Notes to Consolidated Financial Statements

The following table provides a reconciliation between income taxes computed at the U.S. federal statutory rate and the Company’s provision for income taxes (in thousands) after the adoption of ASU 2023-09:

	Year ended December 31, 2025
	Dollar	Percent
US federal statutory tax rate	$(19,726)	21.0%
State and local income taxes, net of federal income tax effect(1)	1,175	(1.2)%
Foreign tax effects
Norway
IP restructuring	3,951	(4.2)%
Other foreign jurisdictions	157	(0.1)%
Effect of cross-border tax laws
Non-deductible base erosion expenses	147	(0.2)%
Tax credits
Research and development tax credits	(9,902)	10.5%
Changes in valuation allowances	19,843	(21.1)%
Nontaxable or nondeductible items
Share-based payment awards	(5,799)	6.2%
Disallowed executive compensation	14,432	(15.4)%
Meals and entertainment	1,365	(1.5)%
Other	69	0.0%
Changes in unrecognized tax benefits	1,090	(1.2)%
Effective Tax Rate	$6,802	(7.2)%
(1) The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include Louisiana, Massachusetts, New York, and Texas.
The following table provides a reconciliation between income taxes computed at the U.S. federal statutory rate and the Company’s provision for income taxes (in thousands) prior to the adoption of ASU 2023-09:

	Year Ended December 31,
	2024	2023
Computed expected income tax benefit	$(21,890)	$(39,568)
State income taxes - net of federal income tax benefit	(5,230)	(6,175)
Change in valuation allowance	50,681	42,855
Non-deductible expenses	1,859	4,489
Non-deductible base erosion expenses	4,481	11,403
Non-deductible officers’ compensation	9,885	12,775
Stock-based compensation	(8,676)	(9,678)
Tax credits (federal and state)	(21,049)	(18,226)
Foreign rate differential	(102)	40
Return-to-provision	(8,127)	3,110
Other	(57)	248
Provision for income taxes	$1,775	$1,273

Procore Technologies, Inc. Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss	$227,150	$206,684
Tax credits	109,666	96,711
Lease liabilities	17,122	17,108
Stock-based compensation	8,408	9,824
Capitalized software cost	73,163	91,563
Accrued bonus	11,265	—
Other	11,596	9,011
Total deferred tax assets	458,370	430,901
Valuation allowance	(397,321)	(372,901)
Total deferred tax assets, net	61,049	58,000

Deferred tax liabilities:
Lease assets	(11,303)	(12,264)
Acquired intangible assets	(13,732)	(23,545)
Contract cost asset	(30,579)	(18,922)
Prepaid and accrued expenses	(3,374)	(3,816)
Other	(1,078)	(897)
Total deferred tax liabilities	(60,066)	(59,444)
Total	$983	$(1,444)
In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will be realized. Realization of future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Based on all available objective evidence management believes it is “more likely than not” that the net deferred tax assets will not be fully realizable in the U.S. as of December 31, 2025 and 2024. Accordingly, the Company’s U.S. net deferred tax assets have been fully offset by a valuation allowance. The Company periodically evaluates the recoverability of the deferred tax assets and when it is determined to be “more likely than not” that the deferred tax assets are realizable, the valuation allowance is reduced. The net deferred tax asset position at December 31, 2025 was primarily related to the Company’s India jurisdiction. The net deferred tax liability position at 2024 was primarily related to the Company’s Australia and Canada tax jurisdictions.
The following table summarizes the activity related to the valuation allowance (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$372,901	$324,422	$282,337
Current year change	24,420	48,479	40,810
Increase in valuation allowance as a result of purchase accounting for business combinations	—	—	1,275
Ending balance	$397,321	$372,901	$324,422

Procore Technologies, Inc. Notes to Consolidated Financial Statements

The current year change in the valuation allowance for the year ended December 31, 2025, resulted primarily from a net increase in our U.S. federal and state deferred tax assets. The Company did not provide for U.S. income taxes on the undistributed earnings and other outside temporary differences of foreign subsidiaries as they are considered indefinitely reinvested outside the U.S. At December 31, 2025 and 2024, the amount of temporary differences related to undistributed earnings and other outside temporary differences upon which U.S. income taxes have not been provided is immaterial to these consolidated financial statements.
As of December 31, 2025, the Company had federal net operating loss carryforwards (“NOL carryforwards”) of $913.9 million, which are comprised of definite and indefinite net operating losses. At December 31, 2025, the Company had federal NOL carryforwards of approximately $71.5 million, which expire at various intervals from the years 2036 through 2037 and had NOL carryforwards of $842.4 million which do not expire. As of December 31, 2025, the Company has state net operating losses of $660.9 million, which will begin to expire in 2029. The Internal Revenue Code (the “IRC”) of 1986, as amended, imposes restrictions on the utilization of net operating losses and credits when a Company experiences a cumulative change in ownership of more than 50% over a 3-year period. The Company has identified a portion of net operating losses and credit carryovers are subject to annual limitations, which the Company has also determined that it should be able to fully utilize these net operating losses and credit carryovers before they expire, provided the Company generates sufficient taxable income.
As of December 31, 2025, the Company had credits for research activities available for carryforward for federal income tax purposes of $109.5 million and for state income tax purposes of $47.8 million, which are available to offset future income tax in those jurisdictions and which began to expire in 2025 for federal and have no expiration for state.
The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$38,230	$29,041	$21,727
Increases related to current period positions	10,043	8,564	7,513
Increases (decreases) related to prior period positions	63	625	(199)
Ending balance	$48,336	$38,230	$29,041
Due to the Company’s full valuation allowance on federal and state taxes, none of the unrecognized tax benefits would affect the Company’s effective tax rate, if recognized. The Company does not anticipate any significant increases or decreases to its unrecognized tax positions within the next 12 months. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2025 and 2024, accrued interest and penalties related to income tax positions were immaterial.
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

Procore Technologies, Inc. Notes to Consolidated Financial Statements

The amount of cash income taxes paid, net of refunds, by the Company were as follows:

Year Ended December 31,
2025
Federal	$—
State and Local	1,326
Foreign
Australia	1,015
India	2,194
Ireland	856
Other Foreign	137
Total	$5,528
The amount of cash income taxes paid by the Company during the years ended December 31, 2024 and 2023 was $2.7 million and $0.9 million, respectively.
14.NET LOSS PER SHARE
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
The following weighted-average potentially dilutive shares are excluded from the calculation of diluted earnings per share as they are anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
RSUs, PSUs, MSUs, and RSAs subject to future vesting	7,579,471	7,687,943	8,489,902
Shares issuable pursuant to the ESPP	455,803	368,770	495,554
Shares of common stock issuable from stock options	2,717,248	3,651,108	4,979,813
Total	10,752,522	11,707,821	13,965,269
15.EMPLOYEE BENEFIT PLANS
The Company has a defined-contribution plan in the U.S. intended to qualify under Section 401 of the IRC (the “401(k) Plan”). The 401(k) Plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes contributions to the plan up to 4% of the participating employee’s W-2 earnings and wages, up to a maximum contribution of $5,000. Matching contributions to the 401(k) Plan totaled $15.2 million, $13.4 million, and $17.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company also has defined-contribution plans in certain other countries. The Company made matching contributions to these plans totaling $5.4 million, $4.0 million, and $3.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Procore Technologies, Inc. Notes to Consolidated Financial Statements

16.GEOGRAPHIC INFORMATION
The following table sets forth the Company’s revenues by geographic region, which is determined based on the billing location of the customer (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue by geographic region
U.S.	$1,127,727	$981,869	$815,773
Rest of the world	194,781	169,839	134,237
Total revenue	$1,322,509	$1,151,708	$950,010
Percentage of revenue by geographic region
U.S.	85%	85%	86%
Rest of the world	15%	15%	14%
The following table sets forth the total of property and equipment, net, and ROU lease assets by geographic region (in thousands):

	December 31,
	2025	2024
U.S.	$87,220	$89,522
Rest of the world	17,047	14,587
Total	$104,267	$104,109
17.SUBSEQUENT EVENTS
The Company has evaluated subsequent events through February 24, 2026, the date these consolidated financial statements were available to be issued, and has identified the following subsequent events.
On January 16, 2026, the Company completed the acquisition of all outstanding equity of Toric Labs, Inc. (d/b/a Datagrid) (“Datagrid”), a leader in agentic artificial intelligence (AI”) solutions for the construction industry, to accelerate the Company’s AI strategy and deliver advanced reasoning and data connectivity capabilities for its customers. The estimated purchase price is approximately $190.0 million in cash, subject to customary post-closing adjustments for working capital, transaction expenses, cash, debt, and the determination of any consideration for post-combination services. Due to the timing of this acquisition, the initial accounting for the acquisition, including the final purchase price and purchase price allocation, which will require a valuation as of the acquisition date, is incomplete. As such, the Company is not able to disclose certain information relating to the acquisition, including the preliminary fair value of assets acquired and liabilities assumed.
On January 14, 2026, the Company executed a reduction of approximately 4% of its global workforce as part of its ongoing evaluation of its operations to ensure alignment of its workforce with, and to enable greater investment in, key growth opportunities. The Company estimates that it will incur charges of approximately $6.6 million related to severance and employee benefits, which is expected to be substantially incurred in the first quarter of fiscal year 2026, and will consist primarily of cash expenditures.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2025, the end of the period covered by this report.
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
(b) Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. Based on the results of our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control Over Financial Reporting.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. There have not been any changes in internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information.
Insider Trading Arrangements
During the quarterly period ended December 31, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase of sale of our securities as set forth in the table below.

			Type of Trading Arrangement

Name and Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold(3)	Expiration Date
Craig F. Courtemanche, Jr., Director	Adoption	December 9, 2025	x		448,975	March 10, 2027

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

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not applicable.

PART III
Certain information required by Part III is incorporated herein by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
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
(3)Exhibits.
•We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

3.1†	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40396	3.1	May 24, 2021

3.2†	Amended and Restated Bylaws of the Registrant	8-K	001-40396	3.1	December 6, 2024

4.1†	Form of common stock certificate of the Registrant	S-1/A	333-236789	4.1	May 6, 2021

4.2†	Sixth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 24, 2019	S-1/A	333-236789	4.2	February 28, 2020

4.3†	Description of Registrant’s Securities	10-K	001-40396	4.3	February 26, 2025

10.1†+	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1/A	333-236789	10.1	May 6, 2021

10.2†+	Procore Technologies, Inc. 2014 Equity Incentive Plan and related form agreements	S-1/A	333-236789	10.2	February 28, 2020

10.3*+	Procore Technologies, Inc. 2021 Equity Incentive Plan, as amended, and related form agreements

10.4†+	Procore Technologies, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-236789	10.4	May 10, 2021

10.5†+	Cash Incentive Bonus Plan	S-1/A	333-236789	10.10	February 28, 2020

10.6*+	Non-Employee Director Compensation Policy

10.7†+	Offer Letter by and between Benjamin Singer and the Registrant, dated as of April 30, 2021	S-1/A	333-236789	10.14	May 6, 2021

10.8†+	Offer Letter by and between Steven Scott Davis and the Registrant, dated as of October 6, 2022	10-Q	001-40396	10.1	November 4, 2022

10.9†+	Offer Letter by and between Howard Fu and the Registrant, dated as of May 8, 2023	8-K	001-40396	10.10	May 8, 2023

10.10†+	Offer Letter by and between Lawrence Joseph Stack and the Registrant, dated as of April 1, 2024	10-Q	001-40396	10.10	May 2, 2024

10.11†+	Offer Letter by and between Ajei S. Gopal and the Registrant, dated September 22, 2025	8-K	001-40396	10.1	September 22, 2025

10.12†+	Severance Agreement by and between Ajei S. Gopal and the Registrant, dated September 22, 2025	8-K	001-40396	10.2	September 22, 2025

10.13†+	Proprietary Information and Inventions Agreement by and between Ajei S. Gopal and the Registrant, dated September 22, 2025	8-K	001-40396	10.3	September 22, 2025

10.14†+	Indemnification Agreement by and between Ajei S. Gopal and the Registrant, dated September 22, 2025	8-K	001-40396	10.1	September 22, 2025

10.15†+	2025 Form of Executive Severance Agreement between the Registrant and each of its executive officers	10-Q	001-40396	10.1	May 2, 2025

19.1†	Insider Trading Policy, as amended	10-K	001-40396	10.1	February 26, 2025

21.1*	List of subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1*	Power of Attorney (included on signature page)

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer

32.2*#	Section 906 Certification of Principal Financial Officer
97.1†	Incentive Compensation Recoupment Policy	10-K	001-40396	97.1	February 26, 2024

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
†	Previously filed.
+	Indicates management contract or compensatory plan.
#	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act, irrespective of any general incorporation language contained in any such filing.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Procore Technologies, Inc.

Date: February 24, 2026	By:	/s/ Ajei S. Gopal
Ajei S. Gopal President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ajei S. Gopal and Howard Fu, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ajei S. Gopal	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 24, 2026
Ajei S. Gopal

/s/ Howard Fu	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 24, 2026
Howard Fu

/s/ William F. Fleming, Jr.	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 24, 2026
William F. Fleming, Jr.

/s/ Kathryn A. Bueker	Director	February 24, 2026
Kathryn A. Bueker

/s/ Nanci E. Caldwell	Director	February 24, 2026
Nanci E. Caldwell

/s/ Erin M. Chapple	Director	February 24, 2026
Erin M. Chapple

/s/ Craig F. Courtemanche, Jr.	Director	February 24, 2026
Craig F. Courtemanche, Jr.
/s/ William J.G. Griffith IV	Director	February 24, 2026
William J.G. Griffith IV

/s/ Ronald W. Hovsepian	Director	February 24, 2026
Ronald W. Hovsepian

/s/ Kevin J. O’Connor	Director	February 24, 2026
Kevin J. O’Connor

/s/ Graham V. Smith	Director	February 24, 2026
Graham V. Smith

/s/ Elisa A. Steele	Director	February 24, 2026
Elisa A. Steele