Form 10-Q
period 2026-03-31
PROCORE TECHNOLOGIES, INC.
filed 2026-05-06
CIK 1611052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2026, the registrant had 150,890,216 shares of common stock, $0.0001 par value per share, outstanding.

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part I, Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K dated February 24, 2026 (our “2025 Form 10-K”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
Procore Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except number of shares and par value)	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$386,035	$480,684
Marketable securities, current (amortized cost of $205,487 and $287,337 at March 31, 2026 and December 31, 2025, respectively)	205,478	287,802
Accounts receivable, net of allowance for credit losses of $3,387 and $4,654 at March 31, 2026 and December 31, 2025, respectively	184,692	287,805
Contract cost asset, current	57,124	55,384
Prepaid expenses and other current assets	68,043	55,157
Total current assets	901,372	1,166,832
Marketable securities, non-current (amortized cost of $0 and $42,529 at March 31, 2026 and December 31, 2025, respectively)	—	42,529
Capitalized software development costs, net	147,479	142,228
Property and equipment, net	48,314	48,624
Right of use assets - finance leases	19,169	19,619
Right of use assets - operating leases	47,900	36,024
Contract cost asset, non-current	78,652	79,004
Intangible assets, net	150,368	105,364
Goodwill	688,840	574,083
Other assets	26,354	24,758
Total assets	$2,108,448	$2,239,065
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,444	$25,168
Accrued expenses	86,421	130,280
Deferred revenue, current	655,449	687,062
Other current liabilities	46,924	42,047
Total current liabilities	807,238	884,557
Deferred revenue, non-current	5,609	6,041
Finance lease liabilities, non-current	26,112	26,557
Operating lease liabilities, non-current	58,848	45,855
Other liabilities, non-current	10,264	13,793
Total liabilities	908,071	976,803
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized at March 31, 2026 and December 31, 2025; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025.	—	—
Common stock, 0.0001 par value, 1,000,000,000 shares authorized at March 31, 2026 and December 31, 2025; 150,747,632 and 151,708,564 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	15	15
Additional paid-in capital	2,557,027	2,609,093
Accumulated other comprehensive loss	(1,993)	(1,270)
Accumulated deficit	(1,354,672)	(1,345,576)
Total stockholders’ equity	1,200,377	1,262,262
Total liabilities and stockholders’ equity	$2,108,448	$2,239,065
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Revenue	$359,283	$310,632
Cost of revenue	71,493	64,926
Gross profit	287,790	245,706
Operating expenses
Sales and marketing	149,181	138,684
Research and development	85,565	87,609
General and administrative	68,715	55,658
Total operating expenses	303,461	281,951
Loss from operations	(15,671)	(36,245)
Interest income	4,522	5,997
Interest expense	(268)	(285)
Accretion income, net	997	2,447
Other (expense) income, net	(556)	391
Loss before provision for income taxes	(10,976)	(27,695)
(Benefit from) provision for income taxes	(1,880)	5,294
Net loss	$(9,096)	$(32,989)
Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.22)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	150,950,902	149,997,899
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax	$(249)	$167
Unrealized (loss) income on available-for-sale debt and marketable securities, net of tax	(474)	79
Total other comprehensive (loss) income	(723)	246
Comprehensive loss	$(9,819)	$(32,743)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2024	149,853,135	$15	$2,535,868	$(2,737)	$(1,244,793)	$1,288,353
Exercise of stock options	149,650	—	2,352	—	—	2,352
Stock-based compensation	—	—	52,402	—	—	52,402
Issuance of common stock upon settlement of restricted stock units	882,979	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(331,056)	—	(28,277)	—	—	(28,277)
Repurchase and retirement of common stock, including transaction costs and excise tax	(1,450,591)	—	(100,440)	—	—	(100,440)
Other comprehensive income	—	—	—	246	—	246
Net loss	—	—	—	—	(32,989)	(32,989)
Balance as of March 31, 2025	149,104,117	$15	$2,461,905	$(2,491)	$(1,277,782)	$1,181,647

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2025	151,708,564	$15	$2,609,093	$(1,270)	$(1,345,576)	$1,262,262
Exercise of stock options	277,900	—	2,503	—	—	2,503
Stock-based compensation	—	—	61,337	—	—	61,337
Issuance of common stock upon settlement of restricted stock units	821,336	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(294,608)	—	(15,291)	—	—	(15,291)
Repurchase and retirement of common stock, including transaction costs and excise tax	(1,765,560)	—	(100,615)	—	—	(100,615)
Other comprehensive loss	—	—	—	(723)	—	(723)
Net loss	—	—	—	—	(9,096)	(9,096)
Balance as of March 31, 2026	150,747,632	$15	$2,557,027	$(1,993)	$(1,354,672)	$1,200,377
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating activities
Net loss	$(9,096)	$(32,989)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock-based compensation	57,000	48,279
Depreciation and amortization	29,167	26,855
Accretion of discounts on marketable debt securities, net	(997)	(2,425)
Abandonment of long-lived assets	1,398	354
Noncash operating lease expense	1,675	1,555
Unrealized foreign currency loss (gain), net	2,333	(1,136)
Deferred income taxes	(4,057)	2,215
Benefit from credit losses	(201)	(909)
(Increase) decrease in fair value of strategic investments	(104)	224
Changes in operating assets and liabilities
Accounts receivable	103,880	86,327
Deferred contract cost assets	(1,325)	(6,569)
Prepaid expenses and other assets	(10,677)	(7,454)
Accounts payable	(6,884)	(11,070)
Accrued expenses and other liabilities	(51,204)	(9,880)
Deferred revenue	(33,633)	(26,568)
Operating lease liabilities	(519)	(781)
Net cash provided by operating activities	76,756	66,028
Investing activities
Purchases of property and equipment	(2,926)	(4,033)
Capitalized software development costs	(17,788)	(15,331)
Purchases of strategic investments	(531)	(550)
Purchases of marketable securities	—	(134,598)
Maturities of marketable securities	18,391	135,787
Sales of marketable securities	106,731	—
Business combinations, net of cash acquired	(158,896)	(41,253)
Asset acquisition, net of cash acquired	—	(3,533)
Net cash used in investing activities	(55,019)	(63,511)
Financing activities
Proceeds from stock option exercises	2,503	2,314
Repurchases of common stock	(100,035)	(100,029)
Payment of tax withholding for net share settlement	(15,291)	(28,277)
Principal payments under finance lease agreements, net of proceeds from lease incentives	(424)	(388)
Payment of deferred asset acquisition consideration	(300)	—
Net increase in funds held for customers	3,830	—
Net cash used in financing activities	(109,717)	(126,380)
Net decrease in cash, cash equivalents, and restricted cash	(87,980)	(123,863)
Effect of exchange rate changes on cash	(2,872)	(125)
Cash, cash equivalents, and restricted cash, beginning of period	490,246	437,722
Cash, cash equivalents, and restricted cash, end of period	$399,394	$313,734
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$386,035	$313,734
Restricted cash included in prepaid expenses and other current assets at end of period	578	—
Restricted cash for funds held for customers included in prepaid expenses and other current assets at end of period	12,781	—
Total cash, cash equivalents, and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$399,394	$313,734
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds received	1,007	558
Stock-based compensation capitalized for cloud-computing arrangement costs	19	(14)
Cash received for lease incentives	1,550	200
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	268	284
Operating cash flows from operating leases	4,753	1,183
Financing cash flows from finance leases	424	388
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses at period end	3,464	943
Capitalized software development costs included in accounts payable and accrued expenses at period end	3,295	3,890
Deferred asset acquisition payment included in other current and non-current liabilities and accrued expenses at period end	300	2,035
Excise taxes related to repurchases of common stock included in other current liabilities at period end	580	411
Stock-based compensation capitalized for software development	4,318	4,137
Operating right of use assets obtained or modified in exchange for lease liabilities	13,515	4,516
Financing lease right of use asset modified to operating lease	—	(10,305)
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying condensed consolidated financial statements include the interim financial statements of Procore. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP” or “U.S. GAAP”) and are unaudited. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2025. The condensed consolidated balance sheet information as of December 31, 2025 has been derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.
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
Marketable securities
Investments with stated maturities of greater than three months are classified as marketable securities, which consist of United States (“U.S.”) treasury securities, commercial paper, corporate notes and obligations, and time deposits. All marketable securities held as of March 31, 2026 and December 31, 2025 are classified as available-for-sale debt securities, which are recorded at fair value. The Company’s marketable securities are classified as either short-term or long-term in the accompanying condensed consolidated balance sheets based on the security’s contractual maturity at the balance sheet date. The Company re-evaluates such classifications at each balance sheet date.
The Company periodically assesses its portfolio of marketable securities for impairment. The Company evaluates each investment in an unrealized loss position to determine if any portion of the unrealized loss is related to credit losses. In determining whether a credit loss may exist, the Company considers the extent of the

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
unrealized loss position, any adverse conditions specifically related to the security or the issuer’s operating environment, the pay structure of the security, the issuer’s payment history, and any changes in the issuer’s credit rating. Unrealized losses on marketable securities due to expected credit losses are recognized in other expense, net in the accompanying condensed consolidated statements of operations and comprehensive loss, and any excess unrealized gains and losses, net of tax, that are not due to expected credit losses are included in accumulated other comprehensive loss, a component of stockholders’ equity. During the three months ended March 31, 2026 and 2025, there were no credit losses recorded on marketable securities. Interest recorded on marketable securities is recorded in interest income, with accretion of discounts, net of amortization of premiums, recorded in accretion income, net, on the accompanying condensed consolidated statements of operations and comprehensive loss.
Self-insurance reserves
The Company has elected to partially self-fund its health insurance plan. To reduce its risk related to high-dollar claims, the Company maintains individual stop-loss insurance. The Company estimates its exposure for claims incurred at the end of each reporting period, including claims not yet reported, with the assistance of an independent third-party actuary. As of March 31, 2026 and December 31, 2025, the Company’s self-insurance accrual was $3.1 million and $3.2 million, respectively, included within other current liabilities on the accompanying condensed consolidated balance sheets.
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

As of March 31, 2026 and December 31, 2025, the carrying value of the Company’s financial instruments included in current assets and current liabilities (including accounts receivable, accounts payable, and accrued expenses) approximate fair value due to the short-term nature of such items. The Company measures its cash held in money market funds, marketable securities, and investments in available-for-sale debt securities at fair value each reporting period. The estimation of fair value for available-for-sale debt securities in private companies requires the use of significant unobservable inputs, and as a result, the Company classifies these assets as Level 3 within the fair value hierarchy.
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
As of March 31, 2026 and December 31, 2025, the Company held $12.8 million and $9.0 million in customer funds, respectively, which are reported in prepaid expenses and other current assets, with a corresponding liability recorded in other current liabilities on the condensed consolidated balance sheets.
Cash, cash equivalents, and restricted cash
The Company classifies all investments that are readily convertible to known amounts of cash and have maturities of three months or less from the date of purchase as cash equivalents, which are carried at fair value. Cash includes cash held in checking and savings accounts. As of March 31, 2026 and December 31, 2025, cash equivalents were comprised of money market funds and highly liquid marketable securities with original maturities of three months or less that were recorded at fair value, which approximates amortized cost.
Restricted cash consists of (i) funds held for customers relating to Procore Payment Services and (ii) cash collateral required by a bank for the Company’s corporate credit card program. As of March 31, 2026, $12.8 million in restricted cash consisted of funds held for customers, and $0.6 million in restricted cash relating to corporate credit cards. As of December 31, 2025, $9.0 million in restricted cash consisted of funds held for customers, and $0.6 million in restricted cash relating to corporate credit cards. The Company records restricted cash in prepaid expenses and other current assets in the condensed consolidated balance sheets, depending on the term of restriction set in the underlying agreement.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Deferred revenue
Contract liabilities consist of revenue that is deferred when the Company has the contractual right to invoice in advance of transferring services to its customers. The Company recognized revenue of $299.4 million and $254.5 million during the three months ended March 31, 2026 and 2025, respectively, that was included in deferred revenue balances at the beginning of the respective periods.
Remaining performance obligations
The transaction price allocated to remaining performance obligations (“RPO”) represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancelable contracts that will be invoiced and recognized as revenue in future periods. The Company’s current RPO represents future revenue under existing contracts that is expected to be recognized as revenue in the next 12 months. As of March 31, 2026, the aggregate amount of the transaction price allocated to RPO was $1.6 billion, of which the Company expects to recognize $1.0 billion, or approximately 65%, as revenue in the next 12 months, and substantially all of the remaining $0.6 billion between 12 and 36 months thereafter.
3.INVESTMENTS
Marketable securities
Marketable securities consisted of the following as of March 31, 2026 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$85,645	$53	$(64)	$85,634
Corporate notes and obligations	119,842	48	(46)	119,844
Total marketable securities	$205,487	$101	$(110)	$205,478
Marketable securities consisted of the following as of December 31, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$131,832	$205	$(1)	$132,036
Commercial paper	14,308	2	—	14,310
Corporate notes and obligations	183,726	265	(6)	183,985
Total marketable securities	$329,866	$472	$(7)	$330,331
The following table summarizes the estimated fair value of investments classified as marketable securities by contractual maturity date (in thousands):

	March 31, 2026	December 31, 2025
Due within 1 year	$205,478	$287,802
Due in 1 to 2 years	—	42,529
Total marketable securities	$205,478	$330,331
During the three months ended March 31, 2026 and 2025, there were maturities of marketable securities of $18.4 million and $135.8 million, respectively. There were $106.8 million sales of marketable securities during the three months ended March 31, 2026. There were no sales of marketable securities during the three months ended March 31, 2025. Realized gains and losses on sales of marketable securities are recorded in other

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
expense, net on the condensed consolidated statements of operations and comprehensive loss. Such gains and losses were immaterial during the three months ended March 31, 2026 and 2025. There were no impairments of marketable securities during the three months ended March 31, 2026 or 2025.
Strategic investments
Strategic investment activity during the three months ended March 31, 2026 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Total
Balance as of December 31, 2025	$8,216	$8,413	$16,629
Purchases of strategic investments	—	531	531
Unrealized gain on strategic investments	—	104	104
Balance as of March 31, 2026	$8,216	$9,048	$17,264
Strategic investment activity during the three months ended March 31, 2025 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Total
Balance as of December 31, 2024	$8,685	$5,669	$14,354
Purchases of strategic investments	—	550	550
Unrealized gain on strategic investments	—	228	228
Impairment losses	(452)	—	(452)
Balance as of March 31, 2025	$8,233	$6,447	$14,680
Strategic investments are recorded in other assets on the accompanying condensed consolidated balance sheets. As of March 31, 2026, in connection with the Company’s investments in limited partnerships, it has a contractual obligation to provide additional investment funding of up to $6.1 million at the option of the investees.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
4.FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial assets measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows (in thousands):

	March 31, 2026
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$305,713	$—	$305,713
Marketable securities:
U.S. treasury securities	85,634	—	85,634
Corporate notes and obligations	—	119,844	119,844
Total	$391,347	$119,844	$511,191

	December 31, 2025
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$403,979	$—	$403,979
Marketable securities:
U.S. treasury securities	132,036	—	132,036
Commercial paper	—	14,310	14,310
Corporate notes and obligations	—	183,985	183,985
Total	$536,015	$198,295	$734,310
5.LEASES
The Company has primarily entered into lease arrangements for office space, in addition to other miscellaneous equipment. The Company’s leases have initial non-cancelable lease terms ranging from one to 14 years. Some of the Company’s leases include an option for it to extend the term of the lease for up to 14 years.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Supplemental information related to leases is as follows (in thousands):

	March 31, 2026	December 31, 2025
Operating Leases
Operating right of use assets	$47,900	$36,024
Amount included within other current liabilities	6,232	5,019
Operating lease liabilities, non-current	58,848	45,855
Total operating lease liabilities	$65,080	$50,874
Finance Leases
Finance right of use assets	$19,169	$19,619
Amount included within other current liabilities	1,792	1,771
Finance lease liabilities, non-current	26,112	26,557
Total finance lease liabilities	$27,904	$28,328

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years)
Finance leases	11.0	11.2
Operating leases	10.3	10.2
Weighted-average discount rate
Finance leases	3.80%	3.80%
Operating leases	6.01%	6.04%
Maturities of lease payments, net of tenant improvement reimbursement, for leases where the lease commencement date commenced on or prior to March 31, 2026 are as follows (in thousands):

Period Ended December 31,	Operating	Finance	Total
2026(1)	$3,473	$2,126	$5,599
2027	4,647	2,804	7,451
2028	10,008	2,870	12,878
2029	8,337	2,956	11,293
2030	9,094	3,045	12,139
2031	6,916	3,136	10,052
Thereafter	51,270	17,560	68,830
Total lease payments, net of tenant improvement reimbursement	$93,745	$34,497	$128,242
Less imputed interest	(28,665)	(6,593)	(35,258)
Total	$65,080	$27,904	$92,984
(1) For the nine months from April 1, 2026 through December 31, 2026.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
6.BUSINESS COMBINATIONS
Datagrid
On January 16, 2026, the Company completed the acquisition of all outstanding equity of Toric Labs, Inc. (d/b/a Datagrid) (“Datagrid”), a leader in agentic artificial intelligence (“AI”) solutions for the construction industry, to accelerate the Company’s AI strategy and deliver advanced reasoning and data connectivity capabilities for its customers. The purchase consideration was $168.0 million in cash.
The preliminary purchase consideration was allocated to the following assets and liabilities at the acquisition date (in thousands):

	Fair Value	Useful Life
Assets acquired
Cash and cash equivalents	$9,073
Accounts receivable	832
Prepaid expenses and other current assets	1,039
Developed technology intangible asset	50,500	7 years
Customer relationships intangible asset	4,000	10 years
Goodwill	114,926
Total assets acquired	$180,370
Liabilities assumed
Accounts payable	(343)
Accrued expenses	(58)
Deferred revenue, current	(2,073)
Other current liabilities	(5,798)
Net deferred tax liabilities	(4,128)
Total liabilities assumed	$(12,400)
Net assets acquired	$167,970
Developed technology intangible asset represents the fair value of Datagrid’s technology, which was valued considering the cost to rebuild method. Key assumptions under the cost to rebuild method include the estimated level of effort and related costs of reproducing or replacing the acquired technology. Developed technology is amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the technology are consumed, over its estimated useful life of seven years. The amortization expense is recorded in cost of revenue in the accompanying condensed consolidated statements of operations and comprehensive loss.
Customer relationships represent the fair value of the underlying relationships with Datagrid’s existing customers, which were valued using the excess earnings method. Key assumptions under the excess earnings method include estimated future revenues, costs, cash flows, and a discount rate. The customer relationship intangible asset is amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the customer relationships are consumed, over its estimated useful life of 10 years. The amortization expense is recorded in sales and marketing expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.
The $114.9 million goodwill balance is primarily attributable to synergies and expanded market opportunities that are expected to be achieved from the integration of Datagrid with the Company’s offerings and assembled workforce. Goodwill is not deductible for income taxes purposes.
The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, but does

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
not exceed 12 months. The purchase price allocation is subject to future adjustments, including as a result of finalizing the closing net working capital.
The Company issued 59,492 performance based restricted stock units ("PSUs") and 344,729 service-based restricted stock units (“RSUs”), at a grant date fair value of $70.90 per share, in order to retain certain employees of Datagrid. The PSUs issued to Datagrid employees vest upon the achievement of certain milestones. The total grant date fair value of the PSUs and RSUs was excluded from purchase consideration and is recognized as post-combination expense. See Note 10 to these condensed consolidated financial statements for details on how the Company expenses stock-based compensation.
To retain certain Datagrid employees, the Company also held back $25.7 million of the cash purchase price, which will be released in equal installments every six months after the acquisition date based on continued employment over a two- or three-year period, as applicable, The cash holdback amount is excluded from the purchase consideration and will be recorded as post-combination compensation expense over the service period on a straight-line basis.
The Company has not separately presented pro forma results reflecting the acquisition of Datagrid or revenue and operating losses of Datagrid for the period from the acquisition date through March 31, 2026, as the impacts were not material to the condensed consolidated financial statements. The acquisition-related transaction costs incurred by the Company of $2.1 million were expensed as incurred in the condensed consolidated statements of operations and comprehensive loss.
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
The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, but does not exceed 12 months. The purchase price allocation is final.
The Company issued 55,956 service-based RSUs at a grant date fair value of $76.30 per share in order to retain certain employees of Novorender. The total grant date fair value of the RSUs was excluded from purchase consideration and is recognized as post-combination expense. See Note 10 to these condensed consolidated financial statements for details on how the Company expenses stock-based compensation.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
To retain certain Novorender employees, the Company held back $6.7 million of the cash purchase price, which will vest based on continued employment over a two-year period. $1.9 million was paid in January 2026, and the remaining $4.8 million will be paid in January 2027. The cash holdback amount is excluded from the purchase consideration and is recorded as post-combination compensation expense over the service period on a straight-line basis.
The Company has not separately presented pro forma results reflecting the acquisition of Novorender or revenue and operating losses of Novorender for the period from the acquisition date through March 31, 2026, as the impacts were not material to the condensed consolidated financial statements. The acquisition-related transaction costs were not material and were expensed as incurred in the accompanying condensed consolidated statements of operations and comprehensive loss.
7.INTANGIBLE ASSETS AND GOODWILL
Intangible assets
During the three months ended March 31, 2026, the Company completed the acquisition of Datagrid, which was accounted for as a business combination, as described above in Note 6.
The Company’s intangible assets are summarized as follows (in thousands):

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$262,959	$(136,126)	$126,833	6.0
Customer relationships	79,950	(56,415)	23,535	6.3
Total intangible assets	$342,909	$(192,541)	$150,368	6.1

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$212,463	$(127,638)	$84,825	3.8
Customer relationships	75,950	(55,411)	20,539	6.4
Total intangible assets	$288,413	$(183,049)	$105,364	4.3

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Certain of the Company’s intangible assets related to previous acquisitions were fully amortized in 2025. The Company estimates that there is no significant residual value related to its intangible assets. Amortization expense recorded on the Company’s intangible assets is summarized as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$7,708	$7,602
Sales and marketing	1,121	3,305
Research and development	663	632
Total amortization of acquired intangible assets	$9,492	$11,539
Goodwill
The following table presents the changes in carrying amount of goodwill during the three months ended March 31, 2026 (in thousands):

Beginning balance	$574,083
Additions	114,926
Other adjustments, net(1)	(169)
Ending balance	$688,840
(1) Includes the effect of foreign currency translation.

The addition to goodwill was due to the acquisition of Datagrid as disclosed in Note 6 to these condensed consolidated financial statements. There was no impairment of goodwill during the periods presented.
8.ACCRUED EXPENSES
The following represents the components of accrued expenses contained within the Company’s condensed consolidated balance sheets at the end of each period (in thousands):

	March 31, 2026	December 31, 2025
Accrued bonuses	$13,237	$49,706
Accrued commissions	14,437	30,417
Accrued salary, payroll tax, and employee benefit liabilities	36,756	32,173
Other accrued expenses	21,991	17,984
Total accrued expenses	$86,421	$130,280
9.COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is, and may in the future become, involved in or subject to various legal proceedings arising in the ordinary course of business, including, among other things, related to commercial matters, business or employment practices, regulatory compliance, and legal proceedings with third parties asserting infringement of their intellectual property rights. The results of any current or future legal proceedings cannot be predicted with certainty, and regardless of the outcome, such proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. The Company reviews at least quarterly the status of each legal proceeding and assesses its potential financial exposure in light of the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to such matters. The Company accrues a liability related to a legal proceeding when it is considered both probable that a liability has been incurred and the amount of the loss is reasonably

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
estimable. However, legal proceedings are inherently uncertain and as circumstances change, it is possible that the amount of any accrued liability may increase, decrease, or be eliminated.
Trade Secret Litigation
On October 25, 2024, Oracle America, Inc. and certain of its affiliates ("Oracle") filed a lawsuit against the Company, one of its affiliates, and a former employee of Oracle employed by the Company, in the U.S. District Court for the Northern District of California. The lawsuit alleges misappropriation of trade secrets in violation of the Defend Trade Secrets Act, asserting that the Company utilized Oracle’s trade secrets to develop and enhance the Company’s construction payment product, Procore Pay. The parties are currently in the expert discovery phase of litigation. Oracle is seeking injunctive relief and monetary damages. The Company intends to vigorously defend itself against the claim. The Company’s chances of success on the merits are still uncertain, and any possible loss or range of loss cannot be reasonably estimated at this time.
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
10.STOCKHOLDERS’ EQUITY
2021 Equity Incentive Plan
In May 2021, the Company’s board of directors (the “Board”) adopted, and the stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”) with the purpose of granting stock-based awards, including stock options, stock appreciation rights, restricted stock awards, RSUs, PSUs, and other forms of awards, to employees, directors, and consultants. As of December 31, 2025, a total of 59,355,916 shares of common stock were authorized for issuance under the 2021 Plan. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to either (i) 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (ii) a lesser number of shares determined by the Board prior to the applicable January 1. Accordingly, on January 1, 2026, the number of shares of common stock that may be issued under the 2021 Plan increased by an additional 7,585,428 shares. As a result, as of March 31, 2026, a total of 66,941,344 shares of common stock are authorized for issuance under the 2021 Plan. As of March 31, 2026, a total of 43,934,466 shares of common stock were available for issuance under the 2021 Plan. No stock options have been issued under the 2021 Plan.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Stock options
No stock options were granted during the periods presented.
The following table summarizes the stock option activity during the three months ended March 31, 2026:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2025	2,064,273	$13.05
Exercised	(277,900)	9.01
Outstanding at March 31, 2026	1,786,373	13.68
Exercisable at March 31, 2026	1,786,373	$13.68
As of March 31, 2026, there is no unrecognized stock-based compensation cost for stock options previously granted by the Company.
Restricted stock units
Service-based restricted stock units
In 2018, the Company began issuing RSUs to certain employees, officers, non-employee consultants, and directors. All of the RSUs granted subsequent to the Company’s initial public offering (“IPO”) vest based solely on continued service, which is generally over three or four years, on either a quarterly or annual vesting schedule.
The following table summarizes the RSU activity during the three months ended March 31, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	6,431,468	$68.18
Granted	2,957,423	58.14
Vested	(756,701)	64.96
Canceled/Forfeited	(362,448)	66.78
Unvested at March 31, 2026	8,269,742	$64.94
As of March 31, 2026, the total unrecognized stock‑based compensation cost for all RSUs outstanding was $491.9 million, which is expected to be recognized over a weighted‑average vesting period of 2.7 years.
Performance-based restricted stock units
Operating and financial performance-based restricted stock units
In 2022, the Company began granting PSUs to certain non-executive employees with vesting terms based on the achievement of certain operating and financial performance goals. In 2024, the Company began granting PSUs to certain executive employees with vesting terms based on the achievement of certain operating performance goals. Such PSUs are also subject to employees’ continued service through the applicable vesting dates. The grant date fair value per share for PSUs is equal to the closing stock price of the Company’s common stock on the market date prior to the grant date.
The grant date fair value for PSUs is recognized as compensation expense using a graded vesting attribution model. No expense is recognized for PSUs until that condition is probable of being met, therefore the

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
portion of expense recognized in any period may fluctuate depending on changing estimates of the achievement of the performance conditions. Forfeitures are recorded when they occur.
Market based restricted stock units
In 2025, the Company began granting market-based PSUs ("MSUs"), with vesting terms that are subject to a market condition and will vest based on the Company’s total shareholder return (“TSR”) performance relative to the TSR of the other companies that comprise the S&P Completion Index (CI) Information Technology (the “Index”). Such MSUs are also subject to employees’ continued service through the applicable vesting dates. To determine the fair value of MSUs on the date of grant, the Company utilizes a Monte Carlo simulation with the following assumptions:

Risk-free interest rate	3.55% to 3.77%
Expected term (in years)	3.0 to 3.1
Estimated dividend yield	0.00%
Estimated weighted-average volatility	42.75% to 43.51%
The Company estimates volatility for MSUs based on the historical volatility of its own common stock price. The interest rate is derived from government bonds with a term equal to the longest simulation term. The Company has not declared, nor does it expect to declare, dividends in the foreseeable future. Consequently, an expected dividend yield of zero is utilized.
The grant date fair value for MSUs is recognized as compensation expense using a graded vesting attribution model. The expense recognized for MSUs is not adjusted for final projected payout of the awards. Forfeitures are recorded when they occur.
The following table summarizes the PSU and MSU activity during the three months ended March 31, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	605,053	$103.05
Granted (1)	636,035	90.45
Vested	(64,635)	73.04
Canceled/Forfeited	(6,424)	79.16
Unvested at March 31, 2026	1,170,029	$97.99
(1) This represents awards granted at 100% attainment of the performance conditions.
As of March 31, 2026, the total unrecognized stock‑based compensation cost for all PSUs outstanding was $67.9 million, which is expected to be recognized over a weighted‑average vesting period of 2.8 years.
Employee Stock Purchase Plan
In May 2021, the Board adopted, and the stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effective date of the Company’s IPO. As of December 31, 2025, a total of 8,278,659 shares of common stock had been reserved for issuance under the ESPP. The number of shares of the Company’s common stock reserved for issuance under the ESPP automatically increases on January 1 of each year for a period of 10 years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year; and (ii) 3,900,000 shares, except before the date of any such increase, the Board may determine that such increase will be less than the

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
amount set forth in clauses (i) and (ii). Accordingly, on January 1, 2026, the number of shares of common stock reserved under the ESPP increased by an additional 1,517,085 shares.
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
Employee payroll contributions accrued in connection with the ESPP were $11.2 million and $5.2 million as of March 31, 2026 and December 31, 2025, respectively, and are included within accrued expenses on the accompanying condensed consolidated balance sheets. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders’ equity on the purchase date. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period. During the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense of $2.3 million and $2.8 million, respectively, in connection with the ESPP.
As of March 31, 2026, unrecognized stock-based compensation expense related to the ESPP was $5.1 million, which is expected to be recognized over a weighted-average period of 0.3 years.
Stock-based compensation
The Company recorded total stock-based compensation cost from stock options, RSUs, PSUs, and the ESPP as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$2,619	$2,752
Sales and marketing	20,473	14,834
Research and development	18,548	18,372
General and administrative	15,360	12,321
Total stock-based compensation expense	$57,000	$48,279
Stock-based compensation capitalized for software development and cloud-computing arrangement implementation costs	4,337	4,123
Total stock-based compensation cost	$61,337	$52,402

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Stock repurchase program
On November 3, 2025, the Board authorized a stock repurchase program to repurchase up to $300.0 million of the Company’s outstanding common stock (the "2025 Stock Repurchase Program"). The Company intends to opportunistically repurchase shares of its common stock from time to time through the open market, or other transactions in accordance with applicable securities laws, in each case, subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of its common stock under this authorization. The timing of stock repurchases and the actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities, and will be subject to the discretion of the Company’s management within its authorization. The 2025 Stock Repurchase Program will be funded using the Company’s working capital. The 2025 Stock Repurchase Program does not obligate the Company to acquire any particular number of shares of the Company’s common stock, or any shares at all. The 2025 Stock Repurchase Program expires on November 3, 2026, and may be suspended or discontinued at any time at the Company’s discretion and without notice.
During the three months ended March 31, 2026, the Company repurchased and retired a total of 1,765,560 shares of the Company’s common stock at a weighted average per share price of $56.66 for an aggregate amount of $100.0 million, which includes the transaction costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
11.INCOME TAXES
For the three months ended March 31, 2026 and 2025, income tax benefits recorded by the Company were $1.9 million and expenses were $5.3 million, respectively. As of March 31, 2026, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.
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
The following weighted-average potentially dilutive shares are excluded from the calculation of diluted earnings per share as they are anti-dilutive:

	Three Months Ended March 31,
	2026	2025
RSUs and PSUs subject to future vesting	7,175,871	6,944,609
Shares issuable pursuant to the ESPP	543,326	589,773
Shares of common stock issuable from stock options	1,911,400	3,086,131
Total	9,630,597	10,620,513
13.GEOGRAPHIC INFORMATION
The following table sets forth the Company’s revenues by geographic region, which is determined based on the billing location of the customer (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue by geographic region:
U.S.	$305,370	$264,597
Rest of the world	53,913	46,035
Total revenue	$359,283	$310,632
Percentage of revenue by geographic region:
U.S.	85%	85%
Rest of the world	15%	15%

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
14.RESTRUCTURING
In January 2026, the Company executed a reduction of 4% of its global workforce as part of its ongoing evaluation of its operations to ensure alignment of its workforce with, and to enable greater investment in key growth opportunities. The reduction in force was completed as of March 31, 2026.
The following table summarizes the severance and other benefit costs incurred during the three months ended March 31, 2026 by line item within the condensed consolidated statement of operations and comprehensive loss (in thousands) related to this restructuring event:

Cost of revenue	$1,058
Sales and marketing	2,461
Research and development	1,974
General and administrative	789
Total restructuring-related costs	$6,282
As of March 31, 2026, there was $0.7 million liability remaining for restructuring-related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Form 10-K. You should review the disclosures under the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and under Part I, Item 1A, “Risk Factors” in our 2025 Form 10-K for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments, except as required by law.
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
We generate substantially all of our revenue from subscriptions to access our products. We primarily sell our products on a subscription basis for a fixed fee with pricing generally based on the number and mix of products a customer subscribes to and the fixed aggregate dollar volume of construction work contracted to run on our platform annually, which we refer to as annual construction volume. As our customers subscribe to additional products or increase the annual construction volume contracted to run on our platform, we generate more revenue. We do not provide refunds for unused construction volume. We generally do not charge customers based on consumption or on a per-project basis. Our business model is designed to encourage rapid, widespread adoption of our products by generally allowing for unlimited users. We typically do not charge a per-seat or per-user fee, meaning that customers can invite all project participants, including owners, general contractors, specialty contractors, architects, and engineers, to engage with our platform as part of a project team without incurring additional fees. We offer access to our products on a per-user basis to certain of our owner customers who have preferred to purchase access on a per-user basis. Customers are able to invite project participants to join our platform, including their employees and collaborators, who are other project participants that engage with our platform but do not pay us for such use. Multiple participants can be customers on the same project, which allows each of them to manage their own discrete workflows for the project and retain access to project information for the duration of their subscription while allowing us to receive revenue from multiple customers on the same project independent of seat count.

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

Despite macroeconomic challenges, we have seen an increase in the number of customers that contributed more than $100,000 of annual recurring revenue ("ARR"), which increased from 2,418 as of March 31, 2025 to 2,795 as of March 31, 2026, reflecting a year-over-year growth rate of 16%. All aforementioned customer counts exclude customers acquired from business combinations that do not have standard Procore annual contracts.
In addition, our gross retention rate (“GRR”) was 95% as of both March 31, 2026 and March 31, 2025. Our GRR reflects only customer losses and does not reflect customer expansion or contraction. We believe our high GRR demonstrates that we serve a vital role in our customers’ operations, as the vast majority of our customers continue to use our products and platform and to renew their subscriptions. We believe that GRR is a key metric to understand our ability to retain our customer base, to evaluate whether our products and platform are addressing our customers’ needs throughout the year.
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
The following table presents our cRPO and non-current RPO at the end of each period:

	March 31,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
Remaining performance obligations
Current	$1,019,454	$842,558	$176,896	21%
Non-current	542,139	447,707	94,432	21%
Total remaining performance obligations	$1,561,593	$1,290,265	$271,328	21%
We believe that cRPO is a key metric to track our ability to win fixed revenue commitments from new customers and to expand and retain existing customers. However, as our average contract duration continues to lengthen due to increased purchases of multi-year subscriptions, our cRPO growth rate may not directly correlate with our actual or expected revenue growth in current or future periods. As of March 31, 2026, cRPO increased by $176.9 million, or 21%, year-over-year. Approximately 41% of the increase was attributable to existing customers and 59% was attributable to new customers acquired during the twelve months ended March 31, 2026. We expect RPO to change from period to period primarily due to the size, timing, and duration of new customer contracts and customer renewals.
Continued Technology Innovation and Strategic Expansion of Our Products and Services
We plan to continue to invest in technology innovation and product development, including Procore AI, which includes tools and products that are purpose-built for the construction industry, to enhance the capabilities of our platform. Additional capabilities will also enable customers and collaborators to manage new workflows on our platform and allow us to attract a broader set of stakeholders. We have introduced and continue to develop new products and services organically and through our acquisitions.
We intend to continue to invest in building additional products, services, offerings, features, and functionality that expand our capabilities and facilitate the extension of our platform. For example, in January 2026, we acquired Toric Labs, Inc. (d/b/a Datagrid), a leader in agentic AI solutions for the construction industry, to accelerate our AI strategy, and in January 2025, we acquired Novorender AS, a leader in advanced building information model rendering technology, to enhance our capabilities for large-scale construction projects. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. While the impact of these developments are not yet material to our business, our future success is dependent on our ability to successfully develop or acquire, market, and sell existing and new products and services to both new and existing customers.

International Growth
We see international expansion as a major, and largely greenfield, opportunity for growth as we look to capture a larger part of the worldwide construction market. We have an international sales and marketing presence with offices in Sydney, Australia; Toronto, Canada; London, England; Dublin, Ireland; and Dubai, United Arab Emirates (“UAE”). As a result of our international efforts, we support multiple languages and currencies. Non-U.S. revenue as a percentage of our total revenue was 15% for both of the three month periods ended March 31, 2026 and 2025. We determine the percentage of non-U.S. revenue based on the billing location of each customer. Fluctuations in foreign currencies may positively or negatively impact the amount of revenue that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars.
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
Macroeconomic Factors
Macroeconomic factors and geopolitical events that impact the construction industry, such as elevated inflation and responses by governments to address it, changing interest rates, volatility in capital markets, bank failures, fluctuations in foreign exchange rates, global pandemics, trade wars or shifting tariffs, evolving and potentially conflicting regulatory requirements, and wars and other conflicts may impact our customers’ spending as well as our operating expenses and cash flows. However, as such factors evolve, we continue to monitor the ways in which they may directly or indirectly impact our business, results of operations, and financial condition. See the section titled “Risk Factors” in Part I, Item 1A, of our 2025 Form 10-K for further discussion.

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

General and Administrative
General and administrative expenses primarily consist of personnel-related compensation expenses for our finance, human resources, information technology, legal, executive, and other administrative functions. Additionally, general and administrative expenses include non-personnel-related expenses, such as professional fees for legal, audit, tax, and other external consulting services; computer software expenses; costs associated with operating as a public company, including insurance costs, professional services, investor relations, and other compliance costs; property and use taxes; licenses; travel and entertainment costs; acquisition-related transaction expenses; and allocated overhead. We expect general and administrative expenses to increase on an absolute dollar basis and vary from period to period as a percentage of revenue, as our business continues to grow, including in relation to our international expansion.
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

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Revenue	$359,283	$310,632
Cost of revenue(1)(2)(3)	71,493	64,926
Gross profit	287,790	245,706
Operating expenses
Sales and marketing(1)(2)(3)(4)	149,181	138,684
Research and development(1)(2)(3)(4)	85,565	87,609
General and administrative(1)(3)(4)	68,715	55,658
Total operating expenses	303,461	281,951
Loss from operations	(15,671)	(36,245)
Interest income	4,522	5,997
Interest expense	(268)	(285)
Accretion income, net	997	2,447
Other (expense) income, net	(556)	391
Loss before (benefit from) provision for income taxes	(10,976)	(27,695)
(Benefit from) provision for income taxes	(1,880)	5,294
Net loss	$(9,096)	$(32,989)

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Revenue	100%	100%
Cost of revenue(1)(2)(3)	20%	21%
Gross profit	80%	79%
Operating expenses
Sales and marketing(1)(2)(3)(4)	42%	45%
Research and development(1)(2)(3)(4)	24%	28%
General and administrative(1)(3)(4)	19%	18%
Total operating expenses	84%	91%
Loss from operations	(4%)	(12%)
Interest income	1%	2%
Interest expense	0%	0%
Accretion income, net	0%	1%
Other (expense) income, net	0%	0%
Loss before (benefit from) provision for income taxes	(3%)	(9%)
(Benefit from) provision for income taxes	(1%)	2%
Net loss	(3%)	(11%)

(1)Includes stock-based compensation expense and amortization of capitalized stock-based compensation as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Cost of revenue	$5,942	$5,268
Sales and marketing	20,588	14,950
Research and development	18,555	18,424
General and administrative	15,402	12,382
Total stock-based compensation expense*	$60,487	$51,024
*Includes amortization of capitalized stock-based compensation of $3.5 million and $2.7 million, respectively, for the three months ended March 31, 2026 and 2025 which was initially capitalized as capitalized software and cloud-computing arrangement implementation costs.
(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Cost of revenue	$7,708	$7,602
Sales and marketing	1,121	3,305
Research and development	663	632
Total amortization of acquired intangible assets	$9,492	$11,539
(3)Includes employer payroll tax on employee stock transactions as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Cost of revenue	$174	$261
Sales and marketing	752	1,131
Research and development	1,050	1,726
General and administrative	502	883
Total employer payroll tax on employee stock transactions	$2,478	$4,001
(4)Includes acquisition-related expenses as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Sales and marketing	$154	$656
Research and development	2,586	1,049
General and administrative	1,245	375
Total acquisition-related expenses	$3,985	$2,080

Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
Revenue	$359,283	$310,632	$48,651	16%
During the three months ended March 31, 2026, our revenue increased by $48.7 million, or 16%, compared to the three months ended March 31, 2025, of which approximately 87% was attributable to revenue from existing customers and approximately 13% was attributable to revenue from new customers acquired during the three months ended March 31, 2026. The increase in revenue from existing customers includes the net benefit of a full quarter of subscription revenue in the first quarter of 2026 from customers that were newly acquired or expanded their subscriptions between the beginning of the first quarter of 2025 and the end of the fourth quarter of 2025 and continued or expanded their subscriptions, as applicable, in the first quarter of 2026.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
Cost of revenue	$71,493	$64,926	$6,567	10%
Gross profit	287,790	245,706	42,084	17%
Gross margin	80%	79%
The increase in cost of revenue during the three months ended March 31, 2026 was primarily attributable to an increase of $3.8 million in amortization of capitalized software development costs. The increase in cost of revenue was also attributable to a $1.0 million increase in third-party cloud hosting and related services as we grow our customer base; and a $0.9 million increase in personnel-related expenses for salaries and wages. Our cost of revenue headcount remained relatively consistent since March 31, 2025.
Operating Expenses

	Three Months Ended March 31,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
Sales and marketing	$149,181	$138,684	$10,497	8%
The increase in sales and marketing expenses during the three months ended March 31, 2026 was primarily attributable to an increase of $12.6 million in personnel-related expenses, including increases of $7.4 million in salaries and wages and $5.6 million in stock-based compensation expense. The increases in sales and marketing expenses were partially offset by a $2.2 million decrease in amortization of customer relationship intangible assets due to certain customer relationship intangible assets becoming fully amortized in 2025; and a $1.8 million decrease in professional fees for temporary contractor labor . We decreased our sales and marketing headcount by 5% since March 31, 2025.

	Three Months Ended March 31,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
Research and development	$85,565	$87,609	$(2,044)	(2%)
The decrease in research and development expenses during the three months ended March 31, 2026 was primarily attributable to a decrease of $3.1 million in personnel-related expenses for salaries and wages. The decrease in research and development expenses was also attributable to a $1.9 million decrease in professional fees for temporary contractor labor. The decreases in research and development expenses were partially offset by a $1.5 million increase in acquisition-related expenses. We increased our research and development headcount by 11% since March 31, 2025.

	Three Months Ended March 31,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
General and administrative	$68,715	$55,658	$13,057	23%
The increase in general and administrative expenses during the three months ended March 31, 2026 was primarily due to an increase of $8.8 million in legal fees, which were predominantly related to an ongoing lawsuit with Oracle. The increase in general and administrative expenses was also attributable to a $1.6 million increase in rent expense; a $0.9 million increase in acquisition-related expenses; and a $0.2 million increase in personnel-related expenses, including an increase of $3.0 million in stock-based compensation expense, partially offset by a decrease of $2.8 million in salaries and wages. Our general and administrative headcount remained relatively consistent since March 31, 2025.
Interest Income, Interest Expense, Accretion Income, Net, Other (Expense) Income, Net, and (Benefit from) Provision for Income Taxes

	Three Months Ended March 31,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
Interest income	$4,522	$5,997	$(1,475)	(25%)
Interest expense	268	285	(17)	(6%)
Accretion income, net	997	2,447	(1,450)	(59%)
Other (expense) income, net	(556)	391	(947)	*
(Benefit from) provision for income taxes	(1,880)	5,294	(7,174)	(136%)
*Percentage not meaningful
During the three months ended March 31, 2026, accretion income, net decreased by $1.5 million due to a decrease in the balance of our marketable securities portfolio year over year.
(Benefit from) income taxes for the three months ended March 31, 2026, differs from provision for income taxes for the three months ended March 31, 2025, primarily due to the release of a portion of our valuation allowance as a result of acquired deferred tax liabilities from the Datagrid acquisition that are an available source of income to realize our deferred tax assets. Further, in the prior year, the Company recognized a one-time tax expense related to foreign tax on the realignment of intellectual property attributable to the Novorender acquisition.

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
The following tables present reconciliations of our GAAP financial measures to our non-GAAP financial measures for the periods presented:
Reconciliation of gross profit and gross margin to non-GAAP gross profit and non-GAAP gross margin:

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
Revenue	$359,283	$310,632
Gross profit	287,790	245,706
Stock-based compensation expense	5,942	5,268
Amortization of acquired technology intangible assets	7,708	7,602
Employer payroll tax on employee stock transactions	174	261
Non-GAAP gross profit	$301,614	$258,837
Gross margin	80%	79%
Non-GAAP gross margin	84%	83%

Reconciliation of operating expenses to non-GAAP operating expenses:

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
Revenue	$359,283	$310,632
GAAP sales and marketing	149,181	138,684
Stock-based compensation expense	(20,588)	(14,950)
Amortization of acquired intangible assets	(1,121)	(3,305)
Employer payroll tax on employee stock transactions	(752)	(1,131)
Acquisition-related expenses	(154)	(656)
Non-GAAP sales and marketing	$126,566	$118,642
GAAP sales and marketing as a percentage of revenue	42%	45%
Non-GAAP sales and marketing as a percentage of revenue	35%	38%

GAAP research and development	$85,565	$87,609
Stock-based compensation expense	(18,555)	(18,424)
Amortization of acquired intangible assets	(663)	(632)
Employer payroll tax on employee stock transactions	(1,050)	(1,726)
Acquisition-related expenses	(2,586)	(1,049)
Non-GAAP research and development	$62,711	$65,778
GAAP research and development as a percentage of revenue	24%	28%
Non-GAAP research and development as a percentage of revenue	17%	21%

GAAP general and administrative	$68,715	$55,658
Stock-based compensation expense	(15,402)	(12,382)
Employer payroll tax on employee stock transactions	(502)	(883)
Acquisition-related expenses	(1,245)	(375)
Non-GAAP general and administrative	$51,566	$42,018
GAAP general and administrative as a percentage of revenue	19%	18%
Non-GAAP general and administrative as a percentage of revenue	14%	14%

Reconciliation of loss from operations and operating margin to non-GAAP income from operations and non-GAAP operating margin:

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
Revenue	$359,283	$310,632
Loss from operations	(15,671)	(36,245)
Stock-based compensation expense	60,487	51,024
Amortization of acquired intangible assets	9,492	11,539
Employer payroll tax on employee stock transactions	2,478	4,001
Acquisition-related expenses	3,985	2,080
Non-GAAP income from operations	$60,771	$32,399
Operating margin	(4%)	(12%)
Non-GAAP operating margin	17%	10%

Liquidity and Capital Resources
As of March 31, 2026, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $591.5 million, which were held in money market funds, U.S. treasury securities, corporate notes and obligations, commercial paper, checking accounts, and savings accounts. Our investments in marketable securities are exposed to interest rate risk; however, due to the short-term nature of our investments, we do not anticipate being exposed to material risks due to changes in interest rates.
As of March 31, 2026, we had outstanding letters of credit on an unsecured basis totaling approximately $7.6 million to secure various leased office facilities in the U.S. and Australia.
Our cash sources primarily consist of cash generated from sales to our customers, maturities of our marketable securities, proceeds from employees through stock option exercises and our employee stock purchase plan (“ESPP”), and interest income on our marketable securities, money market funds, and savings account balances.
Our cash requirements are primarily for operating expenses, which include personnel-related costs, purchase obligations primarily for hosting and software licenses and other services, lease obligations, and capital expenditures for our employees and offices. We also fund investments which help drive our strategic business growth through acquisitions and investments in equity securities and limited partnership funds. In February 2025, we began using cash to fund withholding taxes due upon the vesting of employee RSUs by net share settlement, rather than our previous approach of selling shares of our common stock issued to employees to cover applicable withholding taxes. We also use working capital to fund repurchases under our stock repurchase program.
During the three months ended March 31, 2026, we had additional contractual commitments beyond those disclosed in our 2025 Form 10-K, primarily related to new lease obligations. In the next 12 months, we have operating lease obligations of $0.5 million related to leases that commenced during the three months ended March 31, 2026. Beyond the next 12 months, we have net contractual commitments for operating lease obligations of $20.8 million related to leases that commenced during the three months ended March 31, 2026. There have been no other material changes to our contractual obligations from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K. We believe our existing cash, cash equivalents, and marketable securities will be sufficient to meet our needs for at least the next 12 months. While we have generated positive cash flows from operations in recent years, we have continued to generate losses from operations, as reflected in our accumulated deficit of $1.4 billion as of March 31, 2026. We may not achieve profitability in the foreseeable future and may require additional capital resources to execute strategic initiatives to grow our business.
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
As of March 31, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$76,756	$66,028
Net cash used in investing activities	(55,019)	(63,511)
Net cash used in financing activities	(109,717)	(126,380)

Operating Activities
Our largest source of cash from operating activities is collections from the sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting and software license expenses, and overhead.
Net cash provided by operating activities was $76.8 million during the three months ended March 31, 2026 which resulted from a net loss of $9.1 million, adjusted for non-cash charges of $86.3 million and a net cash outflow of $0.4 million from changes in operating expenses and liabilities. The $0.4 million of net cash outflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:
•a $51.2 million decrease in accrued expenses and other liabilities primarily due to the size and timing of bonus and commission accruals and payouts, accrued ESPP contributions, payroll, and cash payments to our vendors;
•a $33.6 million decrease in deferred revenue primarily due to timing of billings and seasonality;
•a $10.7 million increase in prepaid expenses and other assets primarily due to timing of cash payments to our vendors;
•a $6.9 million decrease in accounts payable primarily due to timing of cash payments to our vendors; and
•a $1.3 million increase in deferred contract cost assets related to commissions as a result of additional customer contracts closed and a higher capitalization rate during the period.
These changes in our operating assets and liabilities were partially offset by a $103.9 million decrease in accounts receivable primarily due to timing of billings and cash receipts from customers.
Net cash provided by operating activities was $66.0 million during the three months ended March 31, 2025, which resulted from a net loss of $33.0 million, adjusted for non-cash charges of $75.0 million and net cash inflows of $24.0 million from changes in operating assets and liabilities. The $24.0 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected an $86.3 million decrease in accounts receivable primarily due to timing of billings and cash receipts from customers, which was partially offset by the following:
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

Investing Activities
Net cash used in investing activities of $55.0 million during the three months ended March 31, 2026 consisted of cash outflows for business combinations of $158.9 million, capitalized software development costs of $17.8 million, purchases of property and equipment of $2.9 million, and purchases of strategic investments of $0.5 million; partially offset by sales of marketable securities of $106.7 million, and maturities of marketable securities of $18.4 million.
Net cash used in investing activities of $63.5 million during the three months ended March 31, 2025 consisted of purchases of marketable securities of $134.6 million, business combinations of $41.3 million, capitalized software development costs of $15.3 million, and purchases of property and equipment of $4.0 million, asset acquisitions of $3.5 million, and purchases of strategic investments of $0.6 million; partially offset by $135.8 million in maturities of marketable securities.
Financing Activities
Net cash used in financing activities of $109.7 million during the three months ended March 31, 2026 consisted of repurchases of our common stock of $100.0 million, payments of tax withholding for net share settlement of $15.3 million, payments on our finance lease obligations of $0.4 million, and deferred asset acquisition payments of $0.3 million; partially offset by proceeds from stock option exercises of $2.5 million.
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
Stock Repurchase Program
On November 3, 2025, our Board authorized a stock repurchase program to repurchase up to $300.0 million of our outstanding common stock. We intend to opportunistically repurchase shares of our common stock from time to time through the open market or other transactions in accordance with applicable securities laws, in each case, subject to market conditions, applicable legal requirements, and other relevant factors. The timing of stock repurchases and the actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities, and will be subject to the discretion of our management within its authorization. The stock repurchase program will be funded using our working capital. The stock repurchase program does not obligate us to acquire any particular number of shares of our common stock, or any shares at all. The stock repurchase program expires on November 3, 2026, and may be suspended or discontinued at any time at our discretion and without notice. During the three months ended March 31, 2026, we repurchased and retired a total of 1,765,560 shares of our common stock at a weighted average per share price of $56.66 for an aggregate amount of $100.0 million, which includes the transaction costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.

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
Our significant accounting policies are described in Note 2 of our condensed consolidated financial statements. Our critical accounting policies and more significant judgments and estimates used in the preparation of our financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K. There have been no significant changes to these policies for the three months ended March 31, 2026.

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
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $591.5 million as of March 31, 2026. Cash, cash equivalents, and marketable securities consist of money market funds, U.S. treasury securities, corporate notes and obligations, commercial paper, checking accounts, and savings accounts. The cash and cash equivalents are held for working capital and general corporate purposes. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of March 31, 2026, a hypothetical 100 basis points increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2026, the end of the period covered by this report.
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
(b)Changes in Internal Control Over Financial Reporting.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. There have not been any changes in internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are, and may in the future become, involved in or subject to various legal proceedings arising in the ordinary course of business. Refer to Note 9 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of legal proceedings.
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors” in our 2025 Form 10-K, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes thereto, before making a decision to invest in our common stock. There have been no material changes described in Part I, Item 1A, “Risk Factors” in our 2025 Form 10-K. The risks and uncertainties described in Part I, Item 1A, “Risk Factors” in our 2025 Form 10-K are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of such risks occur, our business, financial condition, results of operations, and prospects could be materially adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
On November 3, 2025, our Board authorized a stock repurchase program to repurchase up to $300.0 million of our outstanding common stock.
The following table summarizes the stock repurchase activity and the approximate dollar value of shares that may yet be purchased pursuant to our authorized stock repurchase program for the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased Under Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)
January 1 - January 31	786,608	$61.14	786,608	$251,978
February 1 - February 28	978,952	$53.06	978,952	199,978
March 1 - March 31	—	$—	—	199,978
Total	1,765,560		1,765,560	$199,978
(1) The average price paid per share includes transaction costs associated with the stock repurchase and excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.
Items 3 and 4 are not applicable and have been omitted.

Item 5. Other Information.

Insider Trading Arrangements

During the quarterly period ended March 31, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities as set forth in the table below.

			Type of Trading Arrangement

Name and Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold(3)	Expiration Date
Elisa A. Steele, Director	Adoption	March 12, 2026	x		4,837	June 11, 2027
Kevin J. O'Connor, Director	Adoption	March 13, 2026	x		250,000	June 22, 2027

(1) Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2) “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(3)Represents the maximum number of shares that may be sold pursuant to the Rule 10b5-1 trading arrangement. The number of shares actually sold may be lower and will depend on the satisfaction of certain conditions as set forth in the written plan.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40396	3.1	May 24, 2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40396	3.1	December 6, 2024

10.1+	Offer Letter by and between Rachel Pyles and the Registrant, dated March 10, 2026	8-K	001-40396	10.1	March 10, 2026
31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer

32.2*#	Section 906 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

+	Indicates management contract or compensatory plan
#	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Procore Technologies, Inc.

Date: May 6, 2026	By:	/s/ Ajei S. Gopal
Ajei S. Gopal
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2026	By:	/s/ Rachel Pyles
Rachel Pyles
Chief Financial Officer and Treasurer (Principal Financial Officer)