Form 10-Q
period 2026-06-30
PROCORE TECHNOLOGIES, INC.
filed 2026-07-31
CIK 1611052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2026, the registrant had 151,955,338 shares of common stock, $0.0001 par value per share, outstanding.

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
•our expectations regarding our ability to successfully integrate DroneDeploy, Inc., a Delaware corporation (“DroneDeploy”), into our business and receive the anticipated benefits from such transaction;
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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
Procore Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except number of shares and par value)	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$494,392	$480,684
Marketable securities, current (amortized cost of $161,652 and $287,337 at June 30, 2026 and December 31, 2025, respectively)	161,522	287,802
Accounts receivable, net of allowance for credit losses of $4,550 and $4,654 at June 30, 2026 and December 31, 2025, respectively	241,441	287,805
Contract cost asset, current	61,758	55,384
Prepaid expenses and other current assets	83,475	55,157
Total current assets	1,042,588	1,166,832
Marketable securities, non-current (amortized cost of $0 and $42,529 at June 30, 2026 and December 31, 2025, respectively)	—	42,529
Capitalized software development costs, net	152,740	142,228
Property and equipment, net	50,538	48,624
Right of use assets - finance leases	28	19,619
Right of use assets - operating leases	47,603	36,024
Contract cost asset, non-current	88,233	79,004
Intangible assets, net	140,934	105,364
Goodwill	688,407	574,083
Other assets	32,667	24,758
Total assets	$2,243,738	$2,239,065
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$33,094	$25,168
Accrued expenses	113,829	130,280
Deferred revenue, current	673,491	687,062
Other current liabilities	70,748	42,047
Total current liabilities	891,162	884,557
Deferred revenue, non-current	5,180	6,041
Finance lease liabilities, non-current	2	26,557
Operating lease liabilities, non-current	58,813	45,855
Other liabilities, non-current	10,131	13,793
Total liabilities	965,288	976,803
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized at June 30, 2026 and December 31, 2025; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025.	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at June 30, 2026 and December 31, 2025; 151,885,923 and 151,708,564 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	15	15
Additional paid-in capital	2,618,652	2,609,093
Accumulated other comprehensive loss	(2,467)	(1,270)
Accumulated deficit	(1,337,750)	(1,345,576)
Total stockholders’ equity	1,278,450	1,262,262
Total liabilities and stockholders’ equity	$2,243,738	$2,239,065
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Revenue	$375,207	$323,919	$734,490	$634,551
Cost of revenue	75,411	67,732	146,904	132,658
Gross profit	299,796	256,187	587,586	501,893
Operating expenses
Sales and marketing	145,785	141,897	294,966	280,581
Research and development	93,349	88,902	178,914	176,511
General and administrative	56,335	55,655	125,050	111,313
Total operating expenses	295,469	286,454	598,930	568,405
Income (loss) from operations	4,327	(30,267)	(11,344)	(66,512)
Interest income	4,422	5,015	8,944	11,012
Interest expense	(179)	(298)	(447)	(583)
Accretion income, net	714	2,027	1,711	4,474
Other income, net	5,879	2,023	5,323	2,414
Income (loss) before (benefit from) provision for income taxes	15,163	(21,500)	4,187	(49,195)
(Benefit from) provision for income taxes	(1,759)	(411)	(3,639)	4,883
Net income (loss)	$16,922	$(21,089)	$7,826	$(54,078)
Net income (loss) per share attributable to common stockholders, basic	$0.11	$(0.14)	$0.05	$(0.36)
Net income (loss) per share attributable to common stockholders, diluted	$0.11	$(0.14)	$0.05	$(0.36)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	151,355,834	149,663,744	151,154,487	149,829,900
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	152,793,490	149,663,744	153,028,597	149,829,900
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax	$(353)	$1,263	$(602)	$1,430
Unrealized loss on available-for-sale debt and marketable securities, net of tax	(121)	(197)	(595)	(118)
Total other comprehensive (loss) income	(474)	1,066	(1,197)	1,312
Comprehensive income (loss)	$16,448	$(20,023)	$6,629	$(52,766)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2024	149,853,135	$15	$2,535,868	$(2,737)	$(1,244,793)	$1,288,353
Exercise of stock options	149,650	—	2,352	—	—	2,352
Stock-based compensation	—	—	52,402	—	—	52,402
Issuance of common stock upon settlement of restricted stock units	882,979	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(331,056)	—	(28,277)	—	—	(28,277)
Repurchase and retirement of common stock, including transaction costs and excise tax	(1,450,591)	—	(100,440)	—	—	(100,440)
Other comprehensive income	—	—	—	246	—	246
Net loss	—	—	—	—	(32,989)	(32,989)
Balance as of March 31, 2025	149,104,117	$15	$2,461,905	$(2,491)	$(1,277,782)	$1,181,647
Exercise of stock options	335,896	—	5,218	—	—	5,218
Stock-based compensation	—	—	60,651	—	—	60,651
Issuance of common stock upon settlement of restricted stock units	865,285	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	245,276	—	14,404	—	—	14,404
Shares withheld related to net share settlement of equity awards	(313,050)	—	(21,577)	—	—	(21,577)
Repurchase and retirement of common stock, including transaction costs and excise tax	(48,503)	—	(2,721)	—	—	(2,721)
Other comprehensive income	—	—	—	1,066	—	1,066
Net loss	—	—	—	—	(21,089)	(21,089)
Balance as of June 30, 2025	150,189,021	$15	$2,517,880	$(1,425)	$(1,298,871)	$1,217,599
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2025	151,708,564	$15	$2,609,093	$(1,270)	$(1,345,576)	$1,262,262
Exercise of stock options	277,900	—	2,503	—	—	2,503
Stock-based compensation	—	—	61,337	—	—	61,337
Issuance of common stock upon settlement of restricted stock units	821,336	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(294,608)	—	(15,291)	—	—	(15,291)
Repurchase and retirement of common stock, including transaction costs and excise tax	(1,765,560)	—	(100,615)	—	—	(100,615)
Other comprehensive loss	—	—	—	(723)	—	(723)
Net loss	—	—	—	—	(9,096)	(9,096)
Balance as of March 31, 2026	150,747,632	$15	$2,557,027	$(1,993)	$(1,354,672)	$1,200,377
Exercise of stock options	254,031	—	1,913	—	—	1,913
Stock-based compensation	—	—	61,554	—	—	61,554
Issuance of common stock upon settlement of restricted stock units	871,731	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	330,571	—	13,007	—	—	13,007
Shares withheld related to net share settlement of equity awards	(318,042)	—	(15,222)	—	—	(15,222)
Repurchase and retirement of common stock, including transaction costs and excise tax	—	—	373	—	—	373
Other comprehensive loss	—	—	—	(474)	—	(474)
Net income	—	—	—	—	16,922	16,922
Balance as of June 30, 2026	151,885,923	$15	$2,618,652	$(2,467)	$(1,337,750)	$1,278,450
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Operating activities
Net income (loss)	$7,826	$(54,078)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Stock-based compensation	113,756	103,870
Depreciation and amortization	59,972	54,092
Accretion of discounts on marketable debt securities, net	(1,712)	(4,295)
Abandonment of long-lived assets	1,884	2,455
Gain on lease modifications	(5,775)	—
Noncash operating lease expense	3,475	2,929
Unrealized foreign currency loss (gain), net	3,136	(2,150)
Deferred income taxes	(4,192)	1,568
Benefit from credit losses	(94)	(966)
(Increase) decrease in fair value of strategic investments	(6,590)	183
Changes in operating assets and liabilities, net of effect of asset acquisitions and business combinations
Accounts receivable	46,805	54,618
Deferred contract cost assets	(15,699)	(20,175)
Prepaid expenses and other assets	(6,573)	(9,236)
Accounts payable	8,188	(12,973)
Accrued expenses and other liabilities	(21,780)	11,632
Deferred revenue	(15,739)	(28,309)
Operating lease liabilities	(2,259)	(2,309)
Net cash provided by operating activities	164,629	96,856
Investing activities
Purchases of property and equipment	(9,943)	(7,008)
Capitalized software development costs	(34,117)	(32,557)
Purchases of strategic investments	(366)	(902)
Sales of strategic investments	372	—
Purchases of marketable securities	—	(218,606)
Maturities of marketable securities	63,111	223,659
Sales of marketable securities	106,731	—
Business combinations, net of cash acquired	(158,896)	(41,515)
Asset acquisitions, net of cash acquired	—	(3,533)
Net cash used in investing activities	(33,108)	(80,462)
Financing activities
Proceeds from stock option exercises	4,416	7,607
Proceeds from employee stock purchase plan	13,007	14,404
Repurchases of common stock	(100,035)	(103,160)
Payment of tax withholding for net share settlement	(30,513)	(49,855)
Payment of deferred asset acquisition consideration	(300)	—
Principal payments under finance lease agreements, net of proceeds from lease incentives	(728)	(800)
Net increase in funds held for customers	22,139	—
Net cash used in financing activities	(92,014)	(131,804)
Net increase (decrease) in cash and cash equivalents	39,507	(115,410)
Effect of exchange rate changes on cash	(3,681)	1,950
Cash, cash equivalents, and restricted cash, beginning of period	490,246	437,722
Cash, cash equivalents, and restricted cash, end of period	$526,072	$324,262
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$494,392	$324,262
Restricted cash included in prepaid expenses and other current assets at end of period	590	—
Restricted cash for funds held for customers included in prepaid expenses and other current assets at end of period	31,090	—
Total cash, cash equivalents, and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$526,072	$324,262
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds received	3,246	2,908
Stock-based compensation capitalized for cloud-computing arrangement costs	228	94
Cash received for lease incentives	1,685	324
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	445	564
Operating cash flows from operating leases	7,801	3,255
Financing cash flows from finance leases	728	800
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses at period end	3,454	1,579
Capitalized software development costs included in accounts payable and accrued expenses at period end	5,627	3,179
Stock-based compensation capitalized for software development	8,907	9,089
Deferred asset acquisition payment included in other current liabilities and accrued expenses at period end	300	635
Excise taxes related to repurchases of common stock included in other current liabilities at period end	208	—
Strategic investments included in accounts payable and accrued expenses at period end	455	—
Right of use assets obtained or modified in exchange for operating lease liabilities	14,998	7,140
Financing lease right of use asset modified to operating lease	(18,835)	(10,305)
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
The Company applies the acquisition method of accounting for a business combination. Under this method of accounting, assets acquired and liabilities assumed are recorded at their respective fair values at the date of the acquisition. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company adjusts the provisional amounts of assets acquired and liabilities assumed with the corresponding offset to goodwill to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded within the Company’s condensed consolidated statements of operations and comprehensive income (loss).
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
Marketable securities
Investments with stated maturities of greater than three months are classified as marketable securities, which consist of United States (“U.S.”) treasury securities, commercial paper, corporate notes and obligations, and time deposits. All marketable securities held as of June 30, 2026 and December 31, 2025 are classified as available-for-sale debt securities, which are recorded at fair value. The Company’s marketable securities are classified as either short-term or long-term in the accompanying condensed consolidated balance sheets based on the security’s contractual maturity at the balance sheet date. The Company re-evaluates such classifications at each balance sheet date.
The Company periodically assesses its portfolio of marketable securities for impairment. The Company evaluates each investment in an unrealized loss position to determine if any portion of the unrealized loss is related to credit losses. In determining whether a credit loss may exist, the Company considers the extent of the

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
unrealized loss position, any adverse conditions specifically related to the security or the issuer’s operating environment, the pay structure of the security, the issuer’s payment history, and any changes in the issuer’s credit rating. Unrealized losses on marketable securities due to expected credit losses are recognized in other expense, net in the accompanying condensed consolidated statements of operations and comprehensive income (loss), and any excess unrealized gains and losses, net of tax, that are not due to expected credit losses are included in accumulated other comprehensive loss, a component of stockholders’ equity. During the six months ended June 30, 2026 and 2025, there were no credit losses recorded on marketable securities. Interest recorded on marketable securities is recorded in interest income, with accretion of discounts, net of amortization of premiums, recorded in accretion income, net, on the accompanying condensed consolidated statements of operations and comprehensive income (loss).
Self-insurance reserves
The Company has elected to partially self-fund its health insurance plan. To reduce its risk related to high-dollar claims, the Company maintains individual stop-loss insurance. The Company estimates its exposure for claims incurred at the end of each reporting period, including claims not yet reported, with the assistance of an independent third-party actuary. As of June 30, 2026 and December 31, 2025, the Company’s self-insurance accrual was $3.2 million and $3.2 million, respectively, included within other current liabilities on the accompanying condensed consolidated balance sheets.
Strategic investments
Investments in equity securities
The Company holds investments in equity securities of certain privately held companies, which do not have readily determinable fair values. The Company does not have a controlling interest or significant influence in these companies. The Company has elected to apply the measurement alternative to measure the non-marketable equity securities at cost, with remeasurements to fair value only upon the occurrence of observable price changes in orderly transactions for the identical or similar securities of the same issuer, or in the event of any impairment. This election is reassessed each reporting period to determine whether a non-marketable equity security has a readily determinable fair value, in which case the security would no longer be eligible for this election. All gains and losses on such equity securities, realized and unrealized, are recorded in other expense, net on the accompanying condensed consolidated statements of operations and comprehensive income (loss). The Company evaluates its non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. If an impairment exists, a loss is recognized in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the amount by which the carrying value exceeds the fair value of the investment.
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

As of June 30, 2026 and December 31, 2025, the carrying value of the Company’s financial instruments included in current assets and current liabilities (including accounts receivable, accounts payable, and accrued expenses) approximate fair value due to the short-term nature of such items. The Company measures its cash held in money market funds, marketable securities, and investments in available-for-sale debt securities at fair value each reporting period. The estimation of fair value for available-for-sale debt securities in private companies requires the use of significant unobservable inputs, and as a result, the Company classifies these assets as Level 3 within the fair value hierarchy.
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
As of June 30, 2026 and December 31, 2025, the Company held $31.1 million and $9.0 million in customer funds, respectively, which are reported in prepaid expenses and other current assets, with a corresponding liability recorded in other current liabilities on the condensed consolidated balance sheets.
Cash, cash equivalents, and restricted cash
The Company classifies all investments that are readily convertible to known amounts of cash and have maturities of three months or less from the date of purchase as cash equivalents, which are carried at fair value. Cash includes cash held in checking and savings accounts. As of June 30, 2026 and December 31, 2025, cash equivalents were comprised of money market funds and highly liquid marketable securities with original maturities of three months or less that were recorded at fair value, which approximates amortized cost.
Restricted cash consists of (i) funds held for customers relating to Procore Payment Services and (ii) cash collateral required by a bank for the Company’s corporate credit card program. As of June 30, 2026, $31.1 million in restricted cash consisted of funds held for customers, and $0.6 million in restricted cash relating to

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
corporate credit cards. As of December 31, 2025, $9.0 million in restricted cash consisted of funds held for customers, and $0.6 million in restricted cash relating to corporate credit cards. The Company records restricted cash in prepaid expenses and other current assets in the condensed consolidated balance sheets, depending on the term of restriction set in the underlying agreement.
Deferred revenue
Contract liabilities consist of revenue that is deferred when the Company has the contractual right to invoice in advance of transferring services to its customers. The Company recognized revenue of $315.5 million and $256.6 million during the three months ended June 30, 2026 and 2025, respectively, that was included in deferred revenue balances at the beginning of the respective periods. The Company recognized revenue of $501.8 million and $424.7 million during the six months ended June 30, 2026 and 2025, respectively, that was included in deferred revenue balances at the beginning of the respective periods.
Remaining performance obligations
The transaction price allocated to remaining performance obligations (“RPO”) represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancelable contracts that will be invoiced and recognized as revenue in future periods. The Company’s current RPO represents future revenue under existing contracts that is expected to be recognized as revenue in the next 12 months. As of June 30, 2026, the aggregate amount of the transaction price allocated to RPO was $1.7 billion, of which the Company expects to recognize $1.1 billion, or approximately 64%, as revenue in the next 12 months, and substantially all of the remaining $597.4 million between 12 and 36 months thereafter.
Recently issued accounting pronouncements - not yet adopted
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses (“ASU 2024-03”). The new amendment expands financial reporting by requiring that public entities disclose additional information about certain expense categories in tabular form in the notes to financial statements at interim and annual reporting periods. ASU 2024-03 is effective for public business entities for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Upon adoption, public entities should apply the amendment either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to all periods presented in the financial statements. The Company is evaluating the impact of the adoption of ASU 2024-03 on its condensed consolidated financial statements and disclosures.
Improvements to Accounting for Internal-Use Software
In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (“ASU 2025-06”). The new amendment modernizes the accounting for software costs by changing the timing of when an entity is required to start capitalizing software projects and requiring entities to evaluate the uncertainties associated with software development activities. ASU 2025-06 is effective for public business entities for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. The Company is evaluating the impact the adoption of ASU 2025-06 will have on its condensed consolidated financial statements and disclosures.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
3.INVESTMENTS
Marketable securities
Marketable securities consisted of the following as of June 30, 2026 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$76,814	$13	$(109)	$76,718
Corporate notes and obligations	84,838	5	(39)	84,804
Total marketable securities	$161,652	$18	$(148)	$161,522
Marketable securities consisted of the following as of December 31, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$131,832	$205	$(1)	$132,036
Commercial paper	14,308	2	—	14,310
Corporate notes and obligations	183,726	265	(6)	183,985
Total marketable securities	$329,866	$472	$(7)	$330,331
The following table summarizes the estimated fair value of investments classified as marketable securities by contractual maturity date (in thousands):

	June 30, 2026	December 31, 2025
Due within 1 year	$161,522	$287,802
Due in 1 to 2 years	—	42,529
Total marketable securities	$161,522	$330,331
During the six months ended June 30, 2026 and 2025, there were maturities of marketable securities of $63.1 million and $223.7 million, respectively. There were $106.8 million of sales of marketable securities during the six months ended June 30, 2026. There were no sales of marketable securities during the six months ended June 30, 2025. Realized gains and losses on sales of marketable securities are recorded in other income (expense), net on the condensed consolidated statements of operations and comprehensive income (loss). There were no impairments of marketable securities during the six months ended June 30, 2026 or 2025.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Strategic investments
Strategic investment activity during the six months ended June 30, 2026 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Total
Balance as of December 31, 2025	$8,216	$8,413	$16,629
Purchases of strategic investments, net(1)	—	821	821
Sales of strategic investments(2)	(372)	—	(372)
Unrealized gain on strategic investments	6,088	47	6,135
Balance as of June 30, 2026	$13,932	$9,281	$23,213
    (1) Includes net contributions and distributions from limited partnership securities.
(2) Sale excludes a realized gain of $0.6 million, which was recorded in other income, net on the condensed consolidated statements of operations and comprehensive income (loss).
During the three and six months ended June 30, 2026, the Company identified an observable price change for one of its strategic investments, and as a result, recorded an unrealized gain of $6.1 million which is recorded in other income, net on the condensed consolidated statements of operations and comprehensive income (loss).
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
As of June 30, 2026, in connection with the Company’s investments in limited partnerships, it has a contractual obligation to provide additional investment funding of up to $5.1 million at the option of the investees.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
4.FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial assets measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows (in thousands):

	June 30, 2026
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$407,589	$—	$407,589
Marketable securities:
U.S. treasury securities	76,718	—	76,718
Corporate notes and obligations	—	84,804	84,804
Total	$484,307	$84,804	$569,111

	December 31, 2025
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$403,979	$—	$403,979
Marketable securities:
U.S. treasury securities	132,036	—	132,036
Commercial paper	—	14,310	14,310
Corporate notes and obligations	—	183,985	183,985
Total	$536,015	$198,295	$734,310
5.LEASES
The Company has primarily entered into lease arrangements for office space, in addition to other miscellaneous equipment. The Company’s leases have initial non-cancelable lease terms ranging from one to 14 years. Some of the Company’s leases include an option for it to extend the term of the lease for up to 5 years.
During the six months ended June 30, 2026, the Company executed a strategic plan for its office leases in Carpinteria, California, altering its long-term renewal expectations. While the Company previously assumed it was reasonably certain to exercise two 5-year renewal options across all suites, management elected to exercise only one 5-year renewal for its primary core lease space and decline future renewal extensions for the remaining office suites. These actions shortened the remaining lease terms and triggered a reclassification of the arrangements from finance leases to operating leases. Consequently, future contractual rent commitments decreased by a net of $29.7 million. Total finance lease modifications during the period resulted in net decreases to right of use assets–finance leases and corresponding finance lease liabilities of $18.8 million and $27.6 million, respectively, which primarily related to the modified leases in Carpinteria. Total operating lease modifications related to Carpinteria during the period resulted in net increases to right of use assets–operating leases and corresponding operating lease liabilities of $0.9 million and $3.9 million, respectively.
As a result of the Carpinteria lease modifications, the Company recognized a one-time non-cash gain of $5.8 million as an offset to rent expense during the six months ended June 30, 2026. The non-cash gain will be partially offset by accelerated leasehold improvement amortization of $5.1 million through the end of the new lease term, of which $4.1 million and $1.0 million will be recognized in fiscal years 2026 and 2027, respectively. The non-cash gain and the accelerated leasehold improvement amortization are both recorded in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Supplemental information related to leases is as follows (in thousands):

	June 30, 2026	December 31, 2025
Operating Leases
Operating right of use assets	$47,603	$36,024
Amount included within other current liabilities	8,683	5,019
Operating lease liabilities, non-current	58,813	45,855
Total operating lease liabilities	$67,496	$50,874
Finance Leases
Finance right of use assets	$28	$19,619
Amount included within other current liabilities	28	1,771
Finance lease liabilities, non-current	2	26,557
Total finance lease liabilities	$30	$28,328

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)
Finance leases	0.6	11.2
Operating leases	9.8	10.2
Weighted-average discount rate
Finance leases	5.50%	3.80%
Operating leases	6.00%	6.04%
Maturities of lease payments, net of tenant improvement reimbursement, for leases where the lease commencement date commenced on or prior to June 30, 2026 are as follows (in thousands):

Period Ended December 31,	Operating	Finance	Total
2026(1)	$2,466	$25	$2,491
2027	5,836	5	5,841
2028	10,377	—	10,377
2029	8,728	—	8,728
2030	9,497	—	9,497
2031	7,333	—	7,333
Thereafter	51,376	—	51,376
Total lease payments, net of tenant improvement reimbursement	$95,613	$30	$95,643
Less imputed interest	(28,117)	—	(28,117)
Total	$67,496	$30	$67,526
(1) For the six months from July 1, 2026 through December 31, 2026.

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
The preliminary purchase consideration was allocated to the following assets and liabilities at the acquisition date (in thousands):

	Fair Value	Useful Life
Assets acquired
Cash and cash equivalents	$9,073
Accounts receivable	832
Prepaid expenses and other current assets	1,039
Developed technology intangible asset	50,500	7 years
Customer relationships intangible asset	4,000	10 years
Goodwill	114,926
Total assets acquired	$180,370
Liabilities assumed
Accounts payable	$(343)
Accrued expenses	(58)
Deferred revenue, current	(2,073)
Other current liabilities	(5,798)
Net deferred tax liabilities	(4,128)
Total liabilities assumed	$(12,400)
Net assets acquired	$167,970
Developed technology intangible asset represents the fair value of Datagrid’s technology, which was valued considering the cost to rebuild method. Key assumptions under the cost to rebuild method include the estimated level of effort and related costs of reproducing or replacing the acquired technology. Developed technology is amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the technology are consumed, over its estimated useful life of seven years. The amortization expense is recorded in cost of revenue in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
Customer relationships represent the fair value of the underlying relationships with Datagrid’s existing customers, which were valued using the excess earnings method. Key assumptions under the excess earnings method include estimated future revenues, costs, cash flows, and a discount rate. The customer relationship intangible asset is amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the customer relationships are consumed, over its estimated useful life of 10 years. The amortization expense is recorded in sales and marketing expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
The $114.9 million goodwill balance is primarily attributable to synergies and expanded market opportunities that are expected to be achieved from the integration of Datagrid with the Company’s offerings and assembled workforce. Goodwill is not deductible for income taxes purposes.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
The Company has not separately presented pro forma results reflecting the acquisition of Datagrid or revenue and operating losses of Datagrid for the period from the acquisition date through June 30, 2026, as the impacts were not material to the condensed consolidated financial statements. The acquisition-related transaction costs incurred by the Company of $2.1 million were expensed as incurred in the condensed consolidated statements of operations and comprehensive income (loss).
Novorender
On January 28, 2025, the Company completed the acquisition of all outstanding equity of Novorender AS (“Novorender”), a Norway-based leader in advanced building information modeling rendering technology, to enhance Procore’s capabilities for large-scale construction projects. The purchase price was $44.3 million in total cash consideration. Of the consideration transferred, $43.2 million was considered purchase consideration. $1.1 million of the cash consideration relates to the acceleration of options vesting for certain Novorender option holders, and was excluded from purchase consideration and recorded to compensation expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) on the acquisition date. On the acquisition date, $5.0 million in cash was placed in an escrow account held by a third-party escrow agent for potential breaches of representations, warranties, and covenants, and satisfaction of indemnity obligations and is scheduled to be released from escrow to Novorender’s stockholders 24 months after the acquisition date (subject to any indemnification claims).

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
Developed technology intangible asset represents the fair value of Novorender’s technology, which was valued considering both the cost to rebuild and relief from royalty methods. Key assumptions under the cost to rebuild method include the estimated level of effort and related costs of reproducing or replacing the acquired technology. Key assumptions under the relief from royalty method include forecasted revenue to be generated from the developed technology, an estimated royalty rate applicable to the technology, and a discount rate. Developed technology is amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the technology are consumed, over its estimated useful life of seven years. The amortization expense is recorded in cost of revenue in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
Customer relationships represent the fair value of the underlying relationships with Novorender’s existing customers, which were valued using the excess earnings method. Key assumptions under the excess earnings method include estimated future revenues, costs, cash flows, and a discount rate. The customer relationship intangible asset is amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the customer relationships are consumed, over its estimated useful life of 10 years. The amortization expense is recorded in sales and marketing expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
The Company has not separately presented pro forma results reflecting the acquisition of Novorender or revenue and operating losses of Novorender for the period from the acquisition date through June 30, 2026, as the impacts were not material to the condensed consolidated financial statements. The acquisition-related transaction costs were not material and were expensed as incurred in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
7.INTANGIBLE ASSETS AND GOODWILL
Intangible assets
During the six months ended June 30, 2026, the Company completed the acquisition of Datagrid, which was accounted for as a business combination, as described above in Note 6.
The Company’s intangible assets are summarized as follows (in thousands):

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$262,961	$(144,541)	$118,420	4.7
Customer relationships	79,950	(57,436)	22,514	6.6
Total intangible assets	$342,911	$(201,977)	$140,934	5.0

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$212,463	$(127,638)	$84,825	3.8
Customer relationships	75,950	(55,411)	20,539	6.4
Total intangible assets	$288,413	$(183,049)	$105,364	4.3

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Certain of the Company’s intangible assets related to the previous acquisitions were fully amortized in 2025. The Company estimates that there is no significant residual value related to its intangible assets. Amortization expense recorded on the Company’s intangible assets is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$8,311	$8,015	$16,019	$15,617
Sales and marketing	905	3,346	2,026	6,651
Research and development	221	658	883	1,290
Total amortization of acquired intangible assets	$9,437	$12,019	$18,928	$23,558
Goodwill
The following table presents the changes in carrying amount of goodwill during the six months ended June 30, 2026 (in thousands):

Beginning balance	$574,083
Additions	114,926
Other adjustments, net(1)	(602)
Ending balance	$688,407
(1) Includes acquisition-related post-closing net working capital adjustments and the effect of foreign currency translation

The addition to goodwill was due to the acquisition of Datagrid, as disclosed in Note 6 to these condensed consolidated financial statements. There was no impairment of goodwill during the periods presented.
8.ACCRUED EXPENSES
The following represents the components of accrued expenses contained within the Company’s condensed consolidated balance sheets at the end of each period (in thousands):

	June 30, 2026	December 31, 2025
Accrued bonuses	$28,615	$49,706
Accrued commissions	25,493	30,417
Accrued salary, payroll tax, and employee benefit liabilities	43,704	32,173
Other accrued expenses	16,017	17,984
Total accrued expenses	$113,829	$130,280
9.COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is, and may in the future become, involved in or subject to various legal proceedings arising in the ordinary course of business, including, among other things, related to commercial matters, business or employment practices, regulatory compliance, and legal proceedings with third parties asserting infringement of their intellectual property rights. The results of any current or future legal proceedings cannot be predicted with certainty, and regardless of the outcome, such proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. The Company reviews at least quarterly the status of each legal proceeding and assesses its potential financial exposure in light of the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
information and events pertaining to such matters. The Company accrues a liability related to a legal proceeding when it is considered both probable that a liability has been incurred and the amount of the loss is reasonably estimable. However, legal proceedings are inherently uncertain and as circumstances change, it is possible that the amount of any accrued liability may increase, decrease, or be eliminated.
Trade Secret Litigation
On October 25, 2024, Oracle America, Inc. and certain of its affiliates (“Oracle”) filed a lawsuit against the Company, one of its affiliates, and a former employee of Oracle employed by the Company, in the U.S. District Court for the Northern District of California. The lawsuit alleges misappropriation of trade secrets in violation of the Defend Trade Secrets Act, asserting that the Company utilized Oracle’s trade secrets to develop and enhance the Company’s construction payment product, Procore Pay. Discovery has closed, and the case is in the pre-trial phase. Oracle is seeking injunctive relief and monetary damages. The Company intends to vigorously defend itself against the claim. The Company’s chances of success on the merits are still uncertain, and any possible loss or range of loss cannot be reasonably estimated at this time.
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
10.STOCKHOLDERS’ EQUITY
2021 Equity Incentive Plan
In May 2021, the Company’s board of directors (the “Board”) adopted, and the stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”) with the purpose of granting stock-based awards, including stock options, stock appreciation rights, restricted stock awards, RSUs, PSUs, and other forms of awards, to employees, directors, and consultants. As of December 31, 2025, a total of 59,355,916 shares of common stock were authorized for issuance under the 2021 Plan. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to either (i) 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (ii) a lesser number of shares determined by the Board prior to the applicable January 1. Accordingly, on January 1, 2026, the number of shares of common stock that may be issued under the 2021 Plan increased by an additional 7,585,428 shares. As a result, as of June 30, 2026, a total of 66,941,344 shares of common stock are authorized for issuance under the 2021 Plan. As of June 30, 2026, a total of 43,123,751 shares of common stock were available for issuance under the 2021 Plan. No stock options have been issued under the 2021 Plan.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Stock options
No stock options were granted during the periods presented.
The following table summarizes the stock option activity during the six months ended June 30, 2026:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2025	2,064,273	$13.05
Exercised	(531,931)	8.30
Cancelled/Forfeited	(509)	19.23
Outstanding at June 30, 2026	1,531,833	14.70
Exercisable at June 30, 2026	1,531,833	$14.70
As of June 30, 2026, there is no unrecognized stock-based compensation cost for stock options previously granted by the Company.
Restricted stock units
Service-based restricted stock units
In 2018, the Company began issuing RSUs to certain employees, officers, non-employee consultants, and directors. All of the RSUs granted subsequent to the Company’s initial public offering (“IPO”) vest based solely on continued service, which is generally over three or four years, on either a quarterly or annual vesting schedule.
The following table summarizes the RSU activity during the six months ended June 30, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2025	6,431,468	$68.18
Granted	3,364,131	57.10
Vested	(1,620,194)	64.80
Canceled/Forfeited	(830,113)	67.02
Outstanding at June 30, 2026	7,345,292	$63.98
As of June 30, 2026, the total unrecognized stock‑based compensation cost for all RSUs outstanding was $431.6 million, which is expected to be recognized over a weighted‑average vesting period of 2.5 years.
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The grant date fair value for PSUs is recognized as compensation expense using a graded vesting attribution model. No expense is recognized for PSUs until that condition is probable of being met, therefore the portion of expense recognized in any period may fluctuate depending on changing estimates of the achievement of the performance conditions. Forfeitures are recorded when they occur.
Market based restricted stock units
In 2025, the Company began granting market-based PSUs ("MSUs"), with vesting terms that are subject to a market condition and will vest based on the Company’s total shareholder return (“TSR”) performance relative to the TSR of the other companies that comprise the S&P Completion Index (CI) Information Technology. Such MSUs are also subject to employees’ continued service through the applicable vesting dates. To determine the fair value of MSUs on the date of grant, the Company utilizes a Monte Carlo simulation with the following assumptions:

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
The following table summarizes the PSU and MSU activity during the six months ended June 30, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2025	605,053	$103.05
Granted (1)	636,035	90.45
Vested	(72,873)	73.77
Canceled/Forfeited	(6,424)	79.16
Outstanding at June 30, 2026	1,161,791	$98.12
(1) This represents awards granted at 100% attainment of the performance conditions.
As of June 30, 2026, the total unrecognized stock‑based compensation cost for all PSUs outstanding was $90.4 million, which is expected to be recognized over a weighted‑average vesting period of 2.6 years.
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
The fair value of the ESPP purchase rights on the date of grant using the Black-Scholes option pricing model was estimated using the following assumptions during the six months ended June 30, 2026:

Risk-free interest rate	3.74% to 3.78%
Expected term (in years)	0.5 to 1.0
Estimated dividend yield	0.00%
Estimated weighted-average volatility	46.99% to 52.77%
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
Employee payroll contributions accrued in connection with the ESPP were $3.6 million and $5.2 million as of June 30, 2026 and December 31, 2025, respectively, and are included within accrued expenses on the accompanying condensed consolidated balance sheets. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders’ equity on the purchase date. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period. During the six months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense of $4.9 million and $5.1 million, respectively, in connection with the ESPP. During the six months ended June 30, 2026 and 2025, 330,571 and 245,276 shares of the Company’s common stock were purchased under the ESPP, respectively.
As of June 30, 2026, unrecognized stock-based compensation expense related to the ESPP was $8.7 million, which is expected to be recognized over a weighted-average period of 0.5 years.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Stock-based compensation
The Company recorded total stock-based compensation cost from stock options, RSUs, PSUs, and the ESPP as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$2,556	$3,204	$5,175	$5,956
Sales and marketing	18,045	17,473	38,518	32,307
Research and development	21,989	21,230	40,537	39,602
General and administrative	14,166	13,670	29,526	25,991
Total stock-based compensation expense	$56,756	$55,577	$113,756	$103,856
Stock-based compensation capitalized for software development and cloud-computing arrangement implementation costs	4,798	5,060	9,135	9,183
Total stock-based compensation cost	$61,554	$60,637	$122,891	$113,039
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
During the six months ended June 30, 2026, the Company repurchased and retired a total of 1,765,560 shares of the Company’s common stock at a weighted average per share price of $56.66 for an aggregate amount of $100.0 million, which includes the transaction costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.
11.INCOME TAXES
For the three months ended June 30, 2026 and 2025, the Company recorded an income tax (benefit) of $(1.8) million and $(0.4) million, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded an income tax (benefit) provision of $(3.6) million and $4.9 million, respectively. As of June 30, 2026, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
12.NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated by giving effect to all potential dilutive common stock equivalents during the period. For purposes of this calculation, options to purchase common stock, RSUs, PSUs, and shares issuable under the ESPP are considered to be potential common stock equivalents.
A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$16,922	$(21,089)	$7,826	$(54,078)
Weighted-average common shares outstanding, basic	151,355,834	149,663,744	151,154,487	149,829,900
Dilutive effect of share equivalents
Shares of common stock issuable from stock options	1,173,930	—	1,327,272	—
RSUs and PSUs subject to future vesting	126,870	—	354,397	—
Shares of common stock issuable from ESPP	136,856	—	192,441	—
Weighted-average common shares outstanding, diluted	152,793,490	149,663,744	153,028,597	149,829,900
Net income (loss) per share, basic	$0.11	$(0.14)	$0.05	$(0.36)
Net income (loss) per share, diluted	$0.11	$(0.14)	$0.05	$(0.36)
For the three and six months ended June 30, 2026, potentially dilutive shares are included in the calculation of diluted net income per share using the treasury stock method.
Since the Company reported net losses for the three and six months ended June 30, 2025, diluted net loss per share is the same as basic net loss per share. All of the Company’s outstanding stock options, RSUs, PSUs, and shares issuable under the ESPP were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive.
The following weighted-average potentially dilutive shares are excluded from the calculation of diluted earnings per share as they are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSUs and PSUs subject to future vesting	7,920,780	8,267,286	5,163,328	7,639,155
Shares issuable pursuant to the ESPP	9,980	443,577	6,470	443,948
Shares of common stock issuable from stock options	—	2,799,723	—	2,883,346
Total	7,930,760	11,510,586	5,169,798	10,966,449

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
13.GEOGRAPHIC INFORMATION
The following table sets forth the Company’s revenues by geographic region, which is determined based on the billing location of the customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue by geographic region:
U.S.	$316,559	$276,144	$621,928	$540,741
Rest of the world	58,648	47,775	112,562	93,810
Total revenue	$375,207	$323,919	$734,490	$634,551
Percentage of revenue by geographic region:
U.S.	84%	85%	85%	85%
Rest of the world	16%	15%	15%	15%
14.RESTRUCTURING
In January 2026, the Company executed a reduction of 4% of its global workforce as part of its ongoing evaluation of its operations to ensure alignment of its workforce with, and to enable greater investment in key growth opportunities. The reduction in force was completed as of March 31, 2026.
The following table summarizes the severance and other benefit costs incurred during the six months ended June 30, 2026 by line item within the condensed consolidated statement of operations and comprehensive income (loss) (in thousands) related to this restructuring event:

Cost of revenue	$1,002
Sales and marketing	2,428
Research and development	1,893
General and administrative	638
Total restructuring-related costs	$5,961
As of June 30, 2026, there was no liability remaining for restructuring-related costs.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
15.SUBSEQUENT EVENTS
On July 27, 2026, the Company entered into an Agreement and Plan of Merger to acquire DroneDeploy, Inc., a Delaware corporation (“DroneDeploy”), for a purchase price of approximately $845.0 million in cash, subject to certain adjustments for working capital, transaction expenses, cash, and indebtedness, among other things, as described in the merger agreement. DroneDeploy is a software company that provides cloud-control software solutions for drones and other robots, which include automated flight safety checks, workflows, and real-time mapping and data processing. In addition to the purchase price, the Company has agreed to create a retention pool for the benefit of certain service providers of DroneDeploy consisting of equity awards, or cash where equity cannot be granted due to applicable law, to encourage such service providers to continue providing services to the Company or its affiliates following the closing of the merger. The completion of this transaction is anticipated to occur later this year and is subject to the satisfaction of certain closing conditions. As such, the Company is not able to disclose certain information relating to the business combination, including the preliminary fair value of assets acquired, liabilities assumed, and the final purchase price allocation.
In connection with its entry into the merger agreement, on July 27, 2026, the Company entered into a debt financing commitment letter with Goldman Sachs Bank USA, pursuant to which the bank committed to provide the Company with debt financing in an aggregate principal amount of up to $700.0 million in the form of a 364-day senior secured bridge loan facility, subject to customary conditions. Subject to market conditions and other factors, the Company may fund a portion of the purchase price through one or more bank financing or capital markets transactions in lieu of all or a portion of the bridge facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K dated February 24, 2026 (our “2025 Form 10-K”). You should review the disclosures under the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and under Part I, Item 1A, “Risk Factors” in our 2025 Form 10-K for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments, except as required by law.
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
Recent Developments
On July 27, 2026, we entered into an Agreement and Plan of Merger to acquire DroneDeploy (the “DroneDeploy Merger Agreement”) for a purchase price of approximately $845.0 million in cash, subject to adjustment as provided in the DroneDeploy Merger Agreement (the “DroneDeploy Merger”). DroneDeploy is a software company that provides cloud-control software solutions for drones and other robots, which include automated flight safety checks, workflows, and real-time mapping and data processing. In addition to the purchase price, we have agreed to create a retention pool for the benefit of certain service providers of DroneDeploy consisting of equity awards, or cash where equity cannot be granted due to applicable law, to encourage such service providers to continue providing services to us following the closing of the DroneDeploy Merger. The completion of this transaction is anticipated to occur later this year and is subject to the satisfaction of certain closing conditions.
In connection with our entry into the DroneDeploy Merger Agreement, on July 27, 2026, we entered into a debt financing commitment letter (the “Commitment Letter”) with Goldman Sachs Bank USA, pursuant to which it committed to provide us with debt financing in an aggregate principal amount of up to $700.0 million in the form of a 364-day senior secured bridge loan facility, subject to customary conditions. Subject to market conditions and other factors, we may fund a portion of the purchase price through one or more bank financing or capital markets transactions in lieu of all or a portion of the bridge facility.
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
To support these efforts, beginning in 2024 and continuing through 2025, we evolved our GTM operating model by, among other things, transitioning to a general manager model, adding new product and technical specialists to our GTM teams and, increasing our sales headcount. We believe that the evolved GTM operating model will improve our long-term operating efficiency, best position us for sustainable long-term growth, and enhance our ability to capture our market opportunity. However, if we are not able to realize the benefits of this model, or otherwise fail to acquire new customers, retain existing customers, or expand existing customers’ use of our products, services, and platform, our business, financial condition, results of operations, and prospects will be adversely affected, potentially materially.
Despite macroeconomic challenges, we have seen an increase in the number of customers that contributed more than $100,000 of annual recurring revenue (“ARR”), which increased from 2,517 as of June 30, 2025 to 2,871 as of June 30, 2026, reflecting a year-over-year growth rate of 14%. The number of customers that contributed more than $100,000 of ARR represented 68% and 64% of our total ARR as of June 30, 2026 and 2025, respectively. As of June 30, 2026, 59%, 26%, and 15% of our ARR was generated from general contractors, owners, and specialty contractors, respectively. All aforementioned customer counts, and the customer ARR mix exclude customers acquired from business combinations that do not have standard Procore annual contracts.
In addition, our gross retention rate (“GRR”) was 95% as of both June 30, 2026 and June 30, 2025. Our GRR reflects only customer losses and does not reflect customer expansion or contraction. We believe our high GRR demonstrates that we serve a vital role in our customers’ operations, as the vast majority of our customers continue to use our products and platform and to renew their subscriptions. We believe that GRR is a key metric to understand our ability to retain our customer base, to evaluate whether our products and platform are addressing our customers’ needs throughout the year.

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
The following table presents our cRPO and non-current RPO at the end of each period:

	June 30,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
Remaining performance obligations
Current	$1,072,490	$879,489	$193,001	22%
Non-current	597,425	464,268	133,157	29%
Total remaining performance obligations	$1,669,915	$1,343,757	$326,158	24%
We believe that cRPO is a key metric to track our ability to win fixed revenue commitments from new customers and to expand and retain existing customers. However, as our average contract duration continues to lengthen due to increased purchases of multi-year subscriptions, our cRPO growth rate may not directly correlate with our actual or expected revenue growth in current or future periods. As of June 30, 2026, cRPO increased by $193.0 million, or 22%, year-over-year. Approximately 42% of the increase was attributable to existing customers and 58% was attributable to new customers acquired during the twelve months ended June 30, 2026. We expect RPO to change from period to period primarily due to the size, timing, and duration of new customer contracts and customer renewals.
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
We intend to continue to invest in building additional products, services, offerings, features, and functionality that expand our capabilities and facilitate the extension of our platform. For example, in January 2026, we acquired Toric Labs, Inc. (d/b/a Datagrid), a leader in agentic AI solutions for the construction industry, to accelerate our AI strategy, and in January 2025, we acquired Novorender AS, a leader in advanced building information modeling rendering technology, to enhance our capabilities for large-scale construction projects. In addition, in July 2026, we entered into the DroneDeploy Merger Agreement to acquire DroneDeploy, a leader in reality capture and robotic automation. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. While the impact of these developments are not yet material to our business, our future success is dependent on our ability to successfully develop or acquire, market, and sell existing and new products and services to both new and existing customers.
International Growth
We see international expansion as a major, and largely greenfield, opportunity for growth as we look to capture a larger part of the worldwide construction market. We have an international sales and marketing presence with offices in Sydney, Australia; Toronto, Canada; London, England; Dublin, Ireland; and Dubai, United Arab Emirates (“UAE”). As a result of our international efforts, we support multiple languages and currencies. Non-U.S. revenue as a percentage of our total revenue was 15% for both the six months ended June 30, 2026 and 2025. We determine the percentage of non-U.S. revenue based on the billing location of each customer. Fluctuations in foreign currencies may positively or negatively impact the amount of revenue that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars.
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
Other Income , Net
Other income, net primarily consists of gains or losses on foreign currency transactions, unrealized gains or losses on equity securities, and miscellaneous other income and expenses.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Revenue	$375,207	$323,919	$734,490	$634,551
Cost of revenue(1)(2)(3)	75,411	67,732	146,904	132,658
Gross profit	299,796	256,187	587,586	501,893
Operating expenses
Sales and marketing(1)(2)(3)(4)	145,785	141,897	294,966	280,581
Research and development(1)(2)(3)(4)	93,349	88,902	178,914	176,511
General and administrative(1)(3)(4)	56,335	55,655	125,050	111,313
Total operating expenses	295,469	286,454	598,930	568,405
Income (loss) from operations	4,327	(30,267)	(11,344)	(66,512)
Interest income	4,422	5,015	8,944	11,012
Interest expense	(179)	(298)	(447)	(583)
Accretion income, net	714	2,027	1,711	4,474
Other income, net	5,879	2,023	5,323	2,414
Income (loss) before (benefit from) provision for income taxes	15,163	(21,500)	4,187	(49,195)
(Benefit from) provision for income taxes	(1,759)	(411)	(3,639)	4,883
Net income (loss)	$16,922	$(21,089)	$7,826	$(54,078)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Revenue	100%	100%	100%	100%
Cost of revenue(1)(2)(3)	20%	21%	20%	21%
Gross profit	80%	79%	80%	79%
Operating expenses
Sales and marketing(1)(2)(3)(4)	39%	44%	40%	44%
Research and development(1)(2)(3)(4)	25%	27%	24%	28%
General and administrative(1)(3)(4)	15%	17%	17%	18%
Total operating expenses	79%	88%	82%	90%
Income (loss) from operations	1%	(9%)	(2%)	(10%)
Interest income	1%	2%	1%	2%
Interest expense	0%	0%	0%	0%
Accretion income, net	0%	1%	0%	1%
Other income, net	2%	1%	1%	0%
Income (loss) before (benefit from) provision for income taxes	4%	(7%)	1%	(8%)
(Benefit from) provision for income taxes	(0%)	(0%)	(0%)	1%
Net income (loss)	5%	(7%)	1%	(9%)

(1)Includes stock-based compensation expense and amortization of capitalized stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Cost of revenue	$6,196	$5,868	$12,138	$11,136
Sales and marketing	18,160	17,589	38,748	32,539
Research and development	21,994	21,237	40,549	39,661
General and administrative	14,212	13,718	29,614	26,100
Total stock-based compensation expense*	$60,562	$58,412	$121,049	$109,436
*Includes amortization of capitalized stock-based compensation of $3.8 million and $2.8 million, respectively, for the three months ended June 30, 2026 and 2025; and $7.3 million and $5.6 million, respectively, for the six months ended June 30, 2026 and 2025; which was initially capitalized as capitalized software and cloud-computing arrangement implementation costs.
(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Cost of revenue	$8,311	$8,015	$16,019	$15,617
Sales and marketing	905	3,346	2,026	6,651
Research and development	221	658	883	1,290
Total amortization of acquired intangible assets	$9,437	$12,019	$18,928	$23,558
(3)Includes employer payroll tax on employee stock transactions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Cost of revenue	$129	$200	$303	$461
Sales and marketing	572	748	1,324	1,879
Research and development	687	1,103	1,737	2,829
General and administrative	315	462	817	1,345
Total employer payroll tax on employee stock transactions	$1,703	$2,513	$4,181	$6,514
(4)Includes acquisition-related expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Sales and marketing	$166	$138	$320	$794
Research and development	3,001	695	5,587	1,744
General and administrative	1,298	166	2,543	541
Total acquisition-related expenses	$4,465	$999	$8,450	$3,079

Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
Revenue	$375,207	$323,919	$51,288	16%
During the three months ended June 30, 2026, our revenue increased by $51.3 million, or 16%, compared to the three months ended June 30, 2025, of which approximately 88% was attributable to revenue from existing customers and approximately 12% was attributable to revenue from new customers acquired during the three months ended June 30, 2026. The increase in revenue from existing customers includes the net benefit of a full quarter of subscription revenue in the second quarter of 2026 from customers that were newly acquired or expanded their subscriptions between the second quarter of 2025 and the first quarter of 2026 and continued or expanded their subscriptions, as applicable, in the second quarter of 2026.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
Cost of revenue	$75,411	$67,732	$7,679	11%
Gross profit	299,796	256,187	43,609	17%
Gross margin	80%	79%
The increase in cost of revenue during the three months ended June 30, 2026 was primarily attributable to an increase of $4.4 million in amortization of capitalized software development costs. The increase in cost of revenue was also attributable to a $2.6 million increase in third-party cloud hosting and related services as we grow our customer base. We increased our cost of revenue headcount by 2% since June 30, 2025.
Operating Expenses

	Three Months Ended June 30,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
Sales and marketing	$145,785	$141,897	$3,888	3%
The increase in sales and marketing expenses during the three months ended June 30, 2026 was primarily attributable to an increase of $5.5 million in personnel-related expenses, including increases of $5.1 million in salaries and wages and $0.6 million in stock-based compensation expense. The increases in sales and marketing expenses were partially offset by a $2.4 million decrease in amortization of customer relationship intangible assets due to certain customer relationship intangible assets becoming fully amortized in Q4 2025. We decreased our sales and marketing headcount by 4% since June 30, 2025.

	Three Months Ended June 30,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
Research and development	$93,349	$88,902	$4,447	5%
The increase in research and development expenses during the three months ended June 30, 2026 was primarily attributable to an increase of $2.3 million in acquisition-related expenses. The increase in research and development expenses was also attributable to a $2.1 million increase in computer software expenses. We increased our research and development headcount by 6% since June 30, 2025.

	Three Months Ended June 30,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
General and administrative	$56,335	$55,655	$680	1%
The increase in general and administrative expenses during the three months ended June 30, 2026 was primarily attributable to an increase of $5.5 million in professional fees, including a $3.4 million increase in legal fees, which were predominantly related to an ongoing lawsuit with Oracle. The increase in general and administrative expenses was also attributable to a $1.1 million increase in acquisition-related expenses. The increases in general and administrative expenses were partially offset by a $5.0 million decrease in rent expense, primarily related to a non-cash gain that was recognized in relation to modifications of leases in the second quarter of 2026. Our general and administrative headcount has remained relatively consistent since June 30, 2025.
Interest Income, Interest Expense, Accretion Income, Net, Other Income, Net, and (Benefit from) Provision for Income Taxes

	Three Months Ended June 30,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
Interest income	$4,422	$5,015	$(593)	(12%)
Interest expense	179	298	(119)	(40%)
Accretion income, net	714	2,027	(1,313)	(65%)
Other income, net	5,879	2,023	3,856	*
(Benefit from) provision for income taxes	(1,759)	(411)	(1,348)	*
* Percentage not meaningful
During the three months ended June 30, 2026, accretion income, net decreased by $1.3 million due to a decrease in the balance of our marketable securities portfolio year over year.
During the three months ended June 30, 2026, other income, net increased by $3.9 million primarily due to unrealized gains on strategic investments.
During the three months ended June 30, 2026, benefit from income taxes increased by $1.3 million due to the Company's shift from pre-tax loss in 2025 to pre-tax income in 2026

Comparison of the Six Months Ended June 30, 2026 and 2025
Revenue

	Six Months Ended June 30,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
Revenue	$734,490	$634,551	$99,939	16%
During the six months ended June 30, 2026, our revenue increased by $99.9 million, or 16%, compared to the six months ended June 30, 2025, of which approximately 84% was attributable to revenue from existing customers and approximately 16% was attributable to revenue from new customers acquired during the six months ended June 30, 2026. The increase in revenue from existing customers includes the net benefit of a full six months of subscription revenue in the first half of 2026 from customers that were newly acquired or expanded their subscriptions in 2025 and continued or expanded their subscriptions, as applicable, in the first half of 2026.
Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended June 30,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
Cost of revenue	$146,904	$132,658	$14,246	11%
Gross profit	587,586	501,893	85,693	17%
Gross margin	80%	79%
The increase in cost of revenue during the six months ended June 30, 2026 was primarily attributable to an increase of $8.3 million in amortization of capitalized software development costs. The increase in cost of revenue was also attributable to a $3.6 million increase in third-party cloud hosting and related services as we grow our customer base, and a $1.1 million increase in personnel-related expenses for salaries and wages. We increased our cost of revenue headcount by 2% since June 30, 2025.
Operating Expenses

	Six Months Ended June 30,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
Sales and marketing	$294,966	$280,581	$14,385	5%
The increase in sales and marketing expenses during the six months ended June 30, 2026 was primarily attributable to an increase of $18.2 million in personnel-related expenses, including increases of $12.5 million in salaries and wages and $6.2 million in stock-based compensation expense. The increase in sales and marketing expenses was also attributable to a $2.9 million increase in travel-related costs, and a $1.2 million increase in computer software expenses. The increases in sales and marketing expenses were partially offset by a $4.6 million decrease in amortization of customer relationship intangible assets due to certain customer relationship intangible assets becoming fully amortized in Q4 2025, and a $2.4 million decrease in professional fees for temporary contractor labor. We decreased our sales and marketing headcount by 4% since June 30, 2025.

	Six Months Ended June 30,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
Research and development	$178,914	$176,511	$2,403	1%
The increase in research and development expenses during the six months ended June 30, 2026 was primarily attributable to an increase of $3.9 million in acquisition-related expenses. The increase in research and development expenses was also attributable to a $2.4 million increase in computer software expenses. The increases in research and development expenses were partially offset by a $4.0 million decrease in personnel-related expenses for salaries and wages. We increased our research and development headcount by 6% since June 30, 2025.

	Six Months Ended June 30,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
General and administrative	$125,050	$111,313	$13,737	12%
The increase in general and administrative expenses during the six months ended June 30, 2026 was primarily due to an increase of $15.9 million in professional fees, including an increase of $11.3 million in legal fees, which were predominantly related to an ongoing lawsuit with Oracle America, Inc. and certain of its affiliates (“Oracle”). The increase in general and administrative expenses was also attributable to a $2.0 million increase in acquisition-related expenses. The increases in general and administrative expenses were partially offset by a decrease of $3.2 million in rent expense, primarily related to modifications of leases in the second quarter of 2026; and a $0.9 million decrease in personnel-related expenses, including a decrease of $3.9 million in salaries and wages, partially offset by an increase of $3.5 million in stock-based compensation expense. Our general and administrative headcount has remained relatively consistent since June 30, 2025.
Interest Income, Interest Expense, Accretion Income, Net, Other Income, Net, and (Benefit from) Provision for Income Taxes

	Six Months Ended June 30,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
Interest income	$8,944	$11,012	$(2,068)	(19%)
Interest expense	447	583	(136)	(23%)
Accretion income, net	1,711	4,474	(2,763)	(62%)
Other income, net	5,323	2,414	2,909	*
(Benefit from) provision for income taxes	(3,639)	4,883	(8,522)	*
* Percentage not meaningful
During the six months ended June 30, 2026, accretion income, net decreased by $2.8 million due to a decrease in the balance of our marketable securities portfolio year over year.
During the six months ended June 30, 2026, other income, net increased by $2.9 million primarily due to unrealized gains on strategic investments.
(Benefit from) income taxes for the six months ended June 30, 2026, differs from provision for income taxes for the six months ended June 30, 2025, primarily due to the release of a portion of our valuation allowance as a result of acquired deferred tax liabilities from the Datagrid acquisition that are an available source of income to realize our deferred tax assets. Further, in the prior year, the Company recognized a one-time tax expense related to foreign tax on the realignment of intellectual property attributable to the Novorender acquisition.
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
The following tables present reconciliations of our GAAP financial measures to our non-GAAP financial measures for the periods presented:
Reconciliation of gross profit and gross margin to non-GAAP gross profit and non-GAAP gross margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)
Revenue	$375,207	$323,919	$734,490	$634,551
Gross profit	299,796	256,187	587,586	501,893
Stock-based compensation expense	6,196	5,868	12,138	11,136
Amortization of acquired technology intangible assets	8,311	8,015	16,019	15,617
Employer payroll tax on employee stock transactions	129	200	303	461
Non-GAAP gross profit	$314,432	$270,270	$616,046	$529,107
Gross margin	80%	79%	80%	79%
Non-GAAP gross margin	84%	83%	84%	83%

Reconciliation of operating expenses to non-GAAP operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)
Revenue	$375,207	$323,919	$734,490	$634,551

GAAP sales and marketing	145,785	141,897	294,966	280,581
Stock-based compensation expense	(18,160)	(17,589)	(38,748)	(32,539)
Amortization of acquired intangible assets	(905)	(3,346)	(2,026)	(6,651)
Employer payroll tax on employee stock transactions	(572)	(748)	(1,324)	(1,879)
Acquisition-related expenses	(166)	(138)	(320)	(794)
Non-GAAP sales and marketing	$125,982	$120,076	$252,548	$238,718
GAAP sales and marketing as a percentage of revenue	39%	44%	40%	44%
Non-GAAP sales and marketing as a percentage of revenue	34%	37%	34%	38%

GAAP research and development	$93,349	$88,902	$178,914	$176,511
Stock-based compensation expense	(21,994)	(21,237)	(40,549)	(39,661)
Amortization of acquired intangible assets	(221)	(658)	(883)	(1,290)
Employer payroll tax on employee stock transactions	(687)	(1,103)	(1,737)	(2,829)
Acquisition-related expenses	(3,001)	(695)	(5,587)	(1,744)
Non-GAAP research and development	$67,446	$65,209	$130,158	$130,987
GAAP research and development as a percentage of revenue	25%	27%	24%	28%
Non-GAAP research and development as a percentage of revenue	18%	20%	18%	21%

GAAP general and administrative	$56,335	$55,655	$125,050	$111,313
Stock-based compensation expense	(14,212)	(13,718)	(29,614)	(26,100)
Employer payroll tax on employee stock transactions	(315)	(462)	(817)	(1,345)
Acquisition-related expenses	(1,298)	(166)	(2,543)	(541)
Non-GAAP general and administrative	$40,510	$41,309	$92,076	$83,327
GAAP general and administrative as a percentage of revenue	15%	17%	17%	18%
Non-GAAP general and administrative as a percentage of revenue	11%	13%	13%	13%

Reconciliation of loss from operations and operating margin to non-GAAP income from operations and non-GAAP operating margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)
Revenue	$375,207	$323,919	$734,490	$634,551
Income (loss) from operations	4,327	(30,267)	(11,344)	(66,512)
Stock-based compensation expense	60,562	58,412	121,049	109,436
Amortization of acquired intangible assets	9,437	12,019	18,928	23,558
Employer payroll tax on employee stock transactions	1,703	2,513	4,181	6,514
Acquisition-related expenses	4,465	999	8,450	3,079
Non-GAAP income from operations	$80,494	$43,676	$141,264	$76,075
Operating margin	1%	(9%)	(2%)	(10%)
Non-GAAP operating margin	21%	13%	19%	12%

Liquidity and Capital Resources
As of June 30, 2026, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $655.9 million, which were held in money market funds, U.S. treasury securities, corporate notes and obligations, checking accounts, and savings accounts. Our investments in marketable securities are exposed to interest rate risk; however, due to the short-term nature of our investments, we do not anticipate being exposed to material risks due to changes in interest rates.
As of June 30, 2026, we had outstanding letters of credit, on an unsecured basis, totaling approximately $7.6 million to secure various leased office facilities in the U.S. and Australia.
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
On July 27, 2026, we entered into the DroneDeploy Merger Agreement to acquire DroneDeploy for approximately $845.0 million in cash, subject to adjustment as provided in the DroneDeploy Merger Agreement. In connection with our entry into the DroneDeploy Merger Agreement, we entered into the Commitment Letter with Goldman Sachs Bank USA, pursuant to which it committed to provide us with debt financing in an aggregate principal amount of up to $700.0 million in the form of a 364-day senior secured bridge facility, subject to customary conditions. Subject to market conditions and other factors, we may fund a portion of the purchase price through one or more bank financing or capital markets transactions in lieu of all or a portion of the bridge facility.
During the six months ended June 30, 2026, we had a $29.7 million decrease in contractual commitments beyond those disclosed in our 2025 Form 10-K, related to the Carpinteria lease modifications. The Company modified its office leases in Carpinteria, California to extend the term of its primary core lease space and decline renewal extensions for its remaining office suites. In the next 12 months, we have operating lease obligations of $1.7 million related to leases that commenced during the six months ended June 30, 2026. Beyond the next 12 months, we have additional net contractual commitments for operating lease obligations of $23.7 million related to leases that commenced during the six months ended June 30, 2026. There have been no other material changes to our contractual obligations from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K. We believe our existing cash, cash equivalents, and marketable securities will be sufficient to meet our needs for at least the next 12 months. While we have generated positive cash flows from operations in recent years, we have a limited history of generating profit from operations, as reflected in our accumulated deficit of $1.3 billion as of June 30, 2026. We may not maintain profitability in future periods and may require additional capital resources to execute strategic initiatives to grow our business.
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
As of June 30, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$164,629	$96,856
Net cash used in investing activities	(33,108)	(80,462)
Net cash used in financing activities	(92,014)	(131,804)

Operating Activities
Our largest source of cash from operating activities is collections from the sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting and software license expenses, and overhead.
Net cash provided by operating activities was $164.6 million during the six months ended June 30, 2026 which resulted from net income of $7.8 million, adjusted for non-cash charges of $163.9 million and a net cash outflow of $7.1 million from changes in operating expenses and liabilities. The $7.1 million of net cash outflows as a result of changes in our operating assets and liabilities primarily reflected the following:
•a $21.8 million decrease in accrued expenses and other liabilities primarily due to the size and timing of bonus and commission accruals and payouts, accrued ESPP contributions, payroll, and cash payments to our vendors;
•a $15.7 million decrease in deferred revenue primarily due to timing of billings and seasonality;
•a $15.7 million increase in deferred contract cost assets related to commissions as a result of additional customer contracts closed during the period;
•a $6.6 million increase in prepaid expenses and other current assets primarily due to timing of cash payments to our vendors; and
•a $2.3 million decrease in operating lease liabilities related to lease payments.
These changes in our operating assets and liabilities were partially offset by the following:
•a $46.8 million decrease in accounts receivable primarily due to timing of billings and cash receipts from customers; and
•a $8.2 million increase in accounts payable primarily due to timing of cash payments to our vendors.
Net cash provided by operating activities was $96.9 million during the six months ended June 30, 2025, which resulted from a net loss of $54.1 million, adjusted for non-cash charges of $157.8 million and net cash inflows of $6.8 million from changes in operating assets and liabilities. The $6.8 million of net cash inflows provided as a result of changes in our operating assets and liabilities primarily reflected the following:
•a $28.3 million decrease in deferred revenue primarily due to the growth of our business and timing of billings;
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
Investing Activities
Net cash used in investing activities of $33.1 million during the six months ended June 30, 2026 consisted of cash outflows for business combinations of $158.9 million, capitalized software development costs of $34.1 million, purchases of property and equipment of $9.9 million, and purchases of strategic investments of $0.4 million; partially offset by $106.7 million in sales of marketable securities, $63.1 million in maturities of marketable securities, and $0.4 million in sales of strategic investments.
Net cash used in investing activities of $80.5 million during the six months ended June 30, 2025 consisted of cash outflows for purchases of marketable securities of $218.6 million, business combinations of $41.5 million, capitalized software development costs of $32.6 million, purchases of property and equipment of $7.0 million, and asset acquisitions of $3.5 million, and purchases of strategic investments of $0.9 million. Such outflows were partially offset by $223.7 million in maturities of marketable securities.
Financing Activities
Net cash used in financing activities of $92.0 million during the six months ended June 30, 2026 consisted of repurchases of our common stock of $100.0 million, payments of tax withholding for net share settlement of $30.5 million, payments on our finance lease obligations of $0.7 million, and payments of deferred asset acquisition consideration of $0.3 million; partially offset by a $22.1 million increase in funds held for customers, proceeds from employee purchases under the ESPP of $13.0 million and proceeds from stock option exercises of $4.4 million.
Net cash used in financing activities of $131.8 million during the six months ended June 30, 2025 consisted of repurchases of our common stock of $103.2 million, payments of tax withholding for net share settlement of $49.9 million, and payments on our finance lease obligations of $0.8 million; partially offset by proceeds from employee purchases under the ESPP of $14.4 million and proceeds from stock option exercises of $7.6 million.
Capital Allocation Strategy
We have a balanced approach to capital allocation based on the following priorities: driving organic and efficient revenue growth; investing in accretive mergers and acquisitions; and returning capital to stockholders through regular evaluation of stock repurchases, as appropriate.
Stock Repurchase Program
On November 3, 2025, our board of directors (our “Board”) authorized a stock repurchase program to repurchase up to $300.0 million of our outstanding common stock. We intend to opportunistically repurchase shares of our common stock from time to time through the open market or other transactions in accordance with applicable securities laws, in each case, subject to market conditions, applicable legal requirements, and other relevant factors. The timing of stock repurchases and the actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities, and will be subject to the discretion of our management within its authorization. The stock repurchase program will be funded using our working capital. The stock repurchase program does not obligate us to acquire any particular number of shares of our common stock, or any shares at all. The stock repurchase program expires on November 3, 2026, and may be suspended or discontinued at any time at our discretion and without notice. During the six months ended June 30, 2026, we repurchased and retired a total of 1,765,560 shares of our common stock at a weighted average per share price of $56.66 for an aggregate amount of $100.0 million, which includes the transaction costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.
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
Our significant accounting policies are described in Note 2 of our condensed consolidated financial statements. Our critical accounting policies and more significant judgments and estimates used in the preparation of our financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K. There have been no significant changes to these policies for the six months ended June 30, 2026.

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
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $655.9 million as of June 30, 2026. Cash, cash equivalents, and marketable securities consist of money market funds, U.S. treasury securities, corporate notes and obligations, commercial paper, checking accounts, and savings accounts. The cash and cash equivalents are held for working capital and general corporate purposes. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of June 30, 2026, a hypothetical 100 basis points increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026, the end of the period covered by this report.
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
(b)Changes in Internal Control Over Financial Reporting.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. There have not been any changes in internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We have experienced rapid growth in prior periods. Our revenue was $734.5 million and $634.6 million in the six months ended June 30, 2026 and 2025, respectively. Our results of operations may fluctuate significantly, which could make our future results difficult to predict and could cause our results of operations to fall below expectations. You should not rely on the revenue growth of any prior period as an indication of our future performance. While our revenue has continued to increase, our revenue growth rate has declined and may continue to decline in the future as a result of a variety of factors, including our ability to effectively manage our growth and investments (including through our evolved GTM operating model), macroeconomic conditions, and the maturation of our business. Our overall revenue growth and results of operations depend on a number of factors, including many that are out of our control. These factors include our ability to do the following: attract new customers and retain and expand sales of subscriptions to our existing customers; increase sales to owners and specialty contractors, as well as monetize new stakeholders; develop new products and services, further improve our existing products, services, and platform, and evolve our App Marketplace with new offerings and purpose-built APIs; provide our customers and collaborators with support that meets their needs; invest financial and operational resources to support future growth in our customer, collaborator, and third-party relationships; expand our operations domestically and internationally; and retain and motivate existing personnel, and attract, integrate, and retain new personnel, particularly with respect to our sales and marketing and engineering and product development teams.
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

We have a history of losses and may not be able to sustain profitability in the future.
We have a history of losses, and we may not be able to maintain profitability in the future. We recorded net income of $7.8 million for the six months ended June 30, 2026, but incurred a net loss of $54.1 million for the six months ended June 30, 2025. As of June 30, 2026, we had an accumulated deficit of $1.3 billion. We are not certain whether or when we will be able to sustain profitability in the future. We also expect our expenses to increase in future periods as we continue to invest in growth, which could negatively affect our future results of operations if our revenue does not correspondingly increase. In particular, we intend to continue to expend substantial financial and other resources on the following: expanding our sales and marketing and customer success teams to drive new subscriptions, increase the use of our products, services, and platform by existing customers, and support our international growth; developing our technology infrastructure, including systems architecture, scalability, availability, performance, and data security and privacy; investing in our engineering and product development teams and developing new products, services, and platform functionality; and pursuing strategic acquisition and investment opportunities.
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
•political and economic instability, including as a result of international conflicts and a shifting and uncertain geopolitical landscape;

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
•contracts with governmental entities, customers reliant on government funding, and other government contractors, including channel partners in the government market, may contain terms that are less favorable than what we generally agree to in our standard commercial agreements, including terms that may be required by statute or regulation and/or may not be negotiable with the customer;
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
As we continue to expand globally, our obligations related to data protection will increase. Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU’s General Data Protection Regulation (the “EU’s GDPR”) and the United Kingdom’s (“U.K.”) General Data Protection Regulation (the “U.K.’s GDPR”) impose strict requirements for processing personal data. Under the EU’s GDPR and the U.K.’s GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to the greater of (1) 20 million euros or 17.5 million pounds sterling, respectively, or (2) 4% of annual revenue. The application of the EU’s GDPR alongside the U.K.’s GDPR exposes us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. In addition, data subject or consumer protection organizations (which are authorized by law to represent data subjects’ interests) may initiate litigation to represent their interests. There are also stringent local data protection requirements in Germany and cloud-

server initiatives in France which may impact our operations in these countries. Furthermore, as our business continues to expand and evolve, the EU’s GDPR, the U.K.’s GDPR, and similar data protection regulations may apply additional obligations on us to further secure personal data, provide further rights to data subjects, and require additional reporting to regulators.
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
We, the third parties with which we work, and our customers are subject to a variety of evolving threats, including social-engineering attacks (including through deep fakes, which may be increasingly difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct, misuse, or error, break-ins, ransomware attacks, supply chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other IT assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, and other similar threats. We and our products and services may also be subject to fraudulent usage and schemes, including from third parties accessing customer accounts or viewing data from our platform. We have in the past and may in the future be subject to third parties gaining access to and copying our code in an unauthorized manner from our code repositories. Such incidents could result in, among other things, the use of our code to attempt to identify vulnerabilities in our products or systems, ransomware attacks or extortion demands, the impairment of our intellectual property rights, harm to our customer relationships, and legal claims against us, and may otherwise adversely affect our business, financial condition, results of operations, and prospects. In addition, remote work has become more common and has increased risks to our IT systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations.
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
We have become, and may in the future become, party to legal proceedings and claims alleging infringement or misappropriation of intellectual property or violations of employment laws and workplace regulations, whether with or without merit. These matters have been, and could continue to be, time-consuming to defend, and have resulted, and could continue to result, in costly litigation and diversion of resources. Such legal proceedings are unpredictable, and we could receive an unfavorable outcome in pending or future proceedings. If any such proceedings are successful, or if we need to settle disputes on terms that are unfavorable to us, we could be required to change our products, business practices, employment policies, indemnify our customers or business partners, pay substantial settlement costs, back wages, regulatory fines, or refund fees. For example, on October 25, 2024, Oracle filed a lawsuit against us, one of our affiliates, and a former employee of Oracle employed by us, in the U.S. District Court for the Northern District of California, alleging misappropriation of certain trade secrets in violation of the Defend Trade Secrets Act and asserting that we had utilized Oracle’s trade secrets to develop and enhance our construction payment product, Procore Pay. The case is currently in the pre-trial phase. Oracle is seeking injunctive relief and monetary damages. We are not able to estimate the extent of the damages that we would incur if we were to receive an unfavorable outcome in this lawsuit.
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
On July 27, 2026, we entered into the DroneDeploy Merger Agreement to acquire DroneDeploy for a purchase price of approximately $845.0 million in cash, subject to adjustment as provided in the DroneDeploy Merger Agreement. The completion of this transaction is anticipated to occur later this year and is subject to the satisfaction of certain closing conditions. The DroneDeploy Merger subjects us to a number of additional risks, including the risks that we are unable to complete the merger, that our estimates of the costs required to complete the merger may be greater than we anticipate, that we may not realize anticipated synergies from the merger, and that the diversion of management’s attention before and after closing of the merger will negatively affect our business.
Even if we are able to complete the DroneDeploy Merger or other future transactions, we may incur substantial costs, including additional costs related to the integration of acquired businesses, and may not be able to realize the anticipated benefits of such transactions in the time frame expected or at all. The integration of DroneDeploy and other acquired businesses may be unpredictable and subject to delays or changed circumstances. We can give no assurance that acquired businesses will perform in accordance with our expectations. In particular, if we are unable to successfully operate as a combined business after the completion of such transactions to achieve shared growth opportunities or combine reporting or other processes within the expected time frame, such delay may materially and adversely affect the benefits that we expect to achieve as a result of any such acquisition. For example, in October 2023, we ceased originations under our materials financing program, which we assumed pursuant to the Levelset acquisition. The DroneDeploy Merger or other future transactions may not ultimately strengthen our competitive position or achieve our strategic goals, and may disrupt our ongoing business, increase our expenses, and otherwise present risks not contemplated at the time of the transaction. In addition, we may inherit commitments, risks, and liabilities of companies that we acquire that we are unable to successfully mitigate and that may be amplified by our existing business. Further, valuations supporting our acquisitions and strategic investments could change rapidly. Following any such transaction, we could determine that such valuations have experienced impairments or other-than-temporary declines in fair value which could materially adversely affect our business, financial condition, results of operations, and prospects through the write-off of goodwill and other impairment charges.
To finance such transactions, we may have to pay cash, incur debt, or issue securities, including equity-based securities, each of which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such transaction could result in dilution to our stockholders. If we incur debt in connection with such a transaction, it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to flexibly operate our business. Any of these factors could materially adversely affect our ability to consummate a transaction, and our business, financial condition, results of operations, and prospects. For example, we have arranged committed acquisition financing to fund a portion of the purchase price of the DroneDeploy Merger, and our ability to make repayments of the principal of, to pay interest on, or to refinance such indebtedness will depend on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the financial markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, which could materially adversely affect our business, financial condition, results of operations, and prospects.
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
The tax regimes to which we are subject or under which we operate, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our business, financial condition, results of operations, and prospects. For example, the legislation commonly referred to as the One Big Beautiful Bill Act was recently signed into law, which, along with the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief and Economic Security Act, and the Inflation Reduction Act (the “IRA”) resulted in significant changes to the taxation of business entities including, among other changes, the imposition of minimum taxes or surtaxes on certain types of income, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. The IRA includes provisions that will impact the U.S. federal income taxation of certain corporations, including imposing a minimum tax on the book income of certain large corporations and a 1% excise tax on the value of certain corporate stock repurchases by publicly traded companies that would be imposed on the company repurchasing such stock. Regulatory or accounting guidance with respect to existing or future tax laws could materially affect our tax obligations and effective tax rate. It is uncertain if, and to what extent, various states will conform to current federal law or any newly enacted federal tax legislation.

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
We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. To support our business and operations, we will need sufficient capital to continue to make significant investments, and we may need to raise additional capital through equity or debt financings to fund such efforts. For example, in connection with the DroneDeploy Merger, we have arranged committed acquisition financing to fund a portion of the purchase price of the merger, and our ability to make repayments of the principal of, to pay interest on, or to refinance such indebtedness will depend on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control.
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
Our platform and the infrastructure on which our platform relies are vulnerable to damage or interruption from macroeconomic factors and geopolitical events, including trends within the construction industry, inflation and responses by governments to address it, interest rate changes, tariffs and trade wars, bank failures, a shifting and uncertain geopolitical landscape, military conflicts or wars, health epidemics or pandemics, and supply chain disruptions, or catastrophic occurrences, including earthquakes, floods, fires, other natural disasters, power loss, telecommunication failures, terrorist attacks, criminal acts, sabotage, and other intentional acts of vandalism and misconduct, or other similar events, each of which could materially adversely affect our business, financial condition, results of operations, and prospects, or the business of our customers, partners, vendors, or the economy as a whole. For example, our corporate headquarters are located near Santa Barbara, California, a region known for seismic activity and severe fires. We also have an office and a sizable workforce in Austin, Texas, which may experience extreme weather events. A catastrophic event in one of these areas or in areas in which our other offices or sizable parts of our workforce are located could materially adversely affect our business, financial condition, results of operations, and prospects. Further, the impact of changes to our climate could result in an increase in the frequency or severity of such events. Climate-related events have the potential to disrupt our business, our third-party suppliers, and the business of our customers, may cause us to experience higher attrition, losses, and additional costs to maintain and resume operations, and may subject us to increased regulations, reporting requirements, standards, or expectations regarding the environmental impacts of our business.
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
There were no shares repurchased under our authorized stock repurchase program during the three months ended June 30, 2026. As of June 30, 2026, the remaining amount authorized under our stock repurchase program was $200 million.

Items 3, 4, and 5 are not applicable and have been omitted.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger by and among Procore Technologies, Inc., DF Merger Sub, Inc., DroneDeploy, Inc., and Fortis Advisors LLC, as the Stockholder Representative, dated as of July 27, 2026	8-K	001-40396	2.1	July 29, 2026
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40396	3.1	May 24, 2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40396	3.1	December 6, 2024

10.1*+	Amended and Restated Non-Employee Director Compensation Policy

10.2	Commitment Letter by and between Procore Technologies, Inc. and Goldman Sachs Bank USA, dated as of July 27, 2026	8-K	001-40396	10.1	July 29, 2026

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer

32.2*#	Section 906 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	The exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act. The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon request.
*	Filed herewith.
+	Indicates management contract or compensatory plan.

#	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Procore Technologies, Inc.

Date: July 31, 2026	By:	/s/ Ajei S. Gopal
Ajei S. Gopal
President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2026	By:	/s/ Rachel R. Pyles
Rachel R. Pyles
Chief Financial Officer and Treasurer (Principal Financial Officer)