Form 10-Q
period 2026-09-30
PROCORE TECHNOLOGIES, INC.
filed 2026-11-05
CIK 1611052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, the registrant had 149,598,774 shares of common stock, $0.0001 par value per share, outstanding.

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
•our expectations regarding our 2031 Notes (as defined below), including our ability to meet the requirements of the 2031 Notes and meet our cash needs to repay the 2031 Notes when they come due;
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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q dated July 31, 2026. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
Procore Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except number of shares and par value)	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$540,017	$480,684
Marketable securities, current (amortized cost of $74,001 and $287,337 at September 30, 2026 and December 31, 2025, respectively)	73,852	287,802
Accounts receivable, net of allowance for credit losses of $4,299 and $4,654 at September 30, 2026 and December 31, 2025, respectively	260,845	287,805
Contract cost asset, current	65,235	55,384
Prepaid expenses and other current assets	97,629	55,157
Total current assets	1,037,578	1,166,832
Marketable securities, non-current (amortized cost of $0 and $42,529 at September 30, 2026 and December 31, 2025, respectively)	—	42,529
Capitalized software development costs, net	156,320	142,228
Property and equipment, net	52,205	48,624
Right of use assets - finance leases	11	19,619
Right of use assets - operating leases	50,548	36,024
Contract cost asset, non-current	93,582	79,004
Intangible assets, net	389,490	105,364
Goodwill	1,254,948	574,083
Other assets	37,548	24,758
Total assets	$3,072,230	$2,239,065
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$45,387	$25,168
Accrued expenses	136,847	130,280
Deferred revenue, current	717,895	687,062
Other current liabilities	83,217	42,047
Total current liabilities	983,346	884,557
Deferred revenue, non-current	3,759	6,041
Finance lease liabilities, non-current	—	26,557
Operating lease liabilities, non-current	62,082	45,855
Convertible notes, non-current	927,940	—
Other liabilities, non-current	10,261	13,793
Total liabilities	1,987,388	976,803
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized at September 30, 2026 and December 31, 2025; 0 shares issued and outstanding at September 30, 2026 and December 31, 2025.	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at September 30, 2026 and December 31, 2025; 149,538,649 and 151,708,564 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	15	15
Additional paid-in capital	2,429,555	2,609,093
Accumulated other comprehensive loss	(2,389)	(1,270)
Accumulated deficit	(1,342,339)	(1,345,576)
Total stockholders’ equity	1,084,842	1,262,262
Total liabilities and stockholders’ equity	$3,072,230	$2,239,065
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Revenue	$402,313	$338,851	$1,136,803	$973,402
Cost of revenue	78,695	68,762	225,599	201,420
Gross profit	323,618	270,089	911,204	771,982
Operating expenses
Sales and marketing	149,971	144,290	444,937	424,871
Research and development	108,481	88,049	287,395	264,560
General and administrative	72,348	52,780	197,398	164,093
Total operating expenses	330,800	285,119	929,730	853,524
Loss from operations	(7,182)	(15,030)	(18,526)	(81,542)
Interest income	7,573	4,826	16,517	15,838
Interest expense	(4,962)	(276)	(5,409)	(859)
Accretion income, net	391	2,068	2,102	6,542
Other income (expense), net	492	(210)	5,815	2,204
(Loss) income before provision for (benefit from) income taxes	(3,688)	(8,622)	499	(57,817)
Provision for (benefit from) income taxes	901	479	(2,738)	5,362
Net (loss) income	$(4,589)	$(9,101)	$3,237	$(63,179)
Net (loss) income per share attributable to common stockholders, basic	$(0.03)	$(0.06)	$0.02	$(0.42)
Net (loss) income per share attributable to common stockholders, diluted	$(0.03)	$(0.06)	$0.02	$(0.42)
Weighted-average shares used in computing net (loss) income per share attributable to common stockholders, basic	150,382,584	150,278,399	150,894,359	149,978,697
Weighted-average shares used in computing net (loss) income per share attributable to common stockholders, diluted	150,382,584	150,278,399	152,649,473	149,978,697
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	$96	$(331)	$(505)	$1,099
Unrealized (loss) gain on available-for-sale debt and marketable securities, net of tax	(18)	120	(614)	2
Total other comprehensive income (loss)	78	(211)	(1,119)	1,101
Comprehensive (loss) income	$(4,511)	$(9,312)	$2,118	$(62,078)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2024	149,853,135	$15	$2,535,868	$(2,737)	$(1,244,793)	$1,288,353
Exercise of stock options	149,650	—	2,352	—	—	2,352
Stock-based compensation	—	—	52,402	—	—	52,402
Issuance of common stock upon settlement of restricted stock units	882,979	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(331,056)	—	(28,277)	—	—	(28,277)
Repurchase and retirement of common stock, including transaction costs and excise tax	(1,450,591)	—	(100,440)	—	—	(100,440)
Other comprehensive income	—	—	—	246	—	246
Net loss	—	—	—	—	(32,989)	(32,989)
Balance as of March 31, 2025	149,104,117	$15	$2,461,905	$(2,491)	$(1,277,782)	$1,181,647
Exercise of stock options	335,896	—	5,218	—	—	5,218
Stock-based compensation	—	—	60,651	—	—	60,651
Issuance of common stock upon settlement of restricted stock units	865,285	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	245,276	—	14,404	—	—	14,404
Shares withheld related to net share settlement of equity awards	(313,050)	—	(21,577)	—	—	(21,577)
Repurchase and retirement of common stock, including transaction costs and excise tax	(48,503)	—	(2,721)	—	—	(2,721)
Other comprehensive income	—	—	—	1,066	—	1,066
Net loss	—	—	—	—	(21,089)	(21,089)
Balance as of June 30, 2025	150,189,021	$15	$2,517,880	$(1,425)	$(1,298,871)	$1,217,599
Exercise of stock options	75,810	—	1,172	—	—	1,172
Stock-based compensation		—	61,537	—	—	61,537
Issuance of common stock upon settlement of restricted stock units	927,954	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(330,507)	—	(21,318)	—	—	(21,318)
Repurchase and retirement of common stock, including transaction costs and excise tax	(404,433)	—	(25,655)	—	—	(25,655)
Other comprehensive loss	—	—	—	(211)	—	(211)
Net loss	—	—	—	—	(9,101)	(9,101)
Balances as of September 30, 2025	150,457,845	$15	$2,533,616	$(1,636)	$(1,307,972)	$1,224,023
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2025	151,708,564	$15	$2,609,093	$(1,270)	$(1,345,576)	$1,262,262
Exercise of stock options	277,900	—	2,503	—	—	2,503
Stock-based compensation	—	—	61,337	—	—	61,337
Issuance of common stock upon settlement of restricted stock units	821,336	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(294,608)	—	(15,291)	—	—	(15,291)
Repurchase and retirement of common stock, including transaction costs and excise tax	(1,765,560)	—	(100,615)	—	—	(100,615)
Other comprehensive loss	—	—	—	(723)	—	(723)
Net loss	—	—	—	—	(9,096)	(9,096)
Balance as of March 31, 2026	150,747,632	$15	$2,557,027	$(1,993)	$(1,354,672)	$1,200,377
Exercise of stock options	254,031	—	1,913	—	—	1,913
Stock-based compensation	—	—	61,554	—	—	61,554
Issuance of common stock upon settlement of restricted stock units	871,731	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	330,571	—	13,007	—	—	13,007
Shares withheld related to net share settlement of equity awards	(318,042)	—	(15,222)	—	—	(15,222)
Repurchase and retirement of common stock, including transaction costs and excise tax	—	—	373	—	—	373
Other comprehensive loss	—	—	—	(474)	—	(474)
Net income	—	—	—	—	16,922	16,922
Balance as of June 30, 2026	151,885,923	$15	$2,618,652	$(2,467)	$(1,337,750)	$1,278,450
Exercise of stock options	271,690	—	2,335	—	—	2,335
Stock-based compensation	—	—	62,654	—	—	62,654
Issuance of common stock upon settlement of restricted stock units	847,659	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(299,776)	—	(18,711)	—	—	(18,711)
Repurchase and retirement of common stock, including transaction costs and excise tax	(3,166,847)	—	(176,285)	—	—	(176,285)
Purchases of capped calls	—	—	(59,090)	—	—	(59,090)
Other comprehensive income	—	—	—	78	—	78
Net loss	—	—	—	—	(4,589)	(4,589)
Balance as of September 30, 2026	149,538,649	$15	$2,429,555	$(2,389)	$(1,342,339)	$1,084,842
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Operating activities
Net income (loss)	$3,237	$(63,179)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Stock-based compensation	172,349	160,023
Depreciation and amortization	93,492	83,288
Accretion of discounts on marketable debt securities, net	(2,102)	(6,163)
Abandonment of long-lived assets	3,652	2,868
Convertible note interest	673	—
Gain on lease modifications	(5,775)	—
Noncash operating lease expense	5,486	4,311
Unrealized foreign currency loss (gain), net	3,008	(1,522)
Deferred income taxes	(6,212)	2,191
Provision for (benefit from) credit losses	151	(1,084)
(Increase) decrease in fair value of strategic investments	(6,659)	237
Changes in operating assets and liabilities, net of effect of asset acquisitions and business combinations
Accounts receivable	38,451	42,611
Deferred contract cost assets	(24,430)	(31,767)
Prepaid expenses and other assets	(24,440)	(16,499)
Accounts payable	18,215	(4,191)
Accrued expenses and other liabilities	4,667	30,168
Deferred revenue	(10,969)	(15,313)
Operating lease liabilities	(2,472)	(651)
Net cash provided by operating activities	260,322	185,328
Investing activities
Purchases of property and equipment	(14,090)	(12,400)
Capitalized software development costs	(52,668)	(47,900)
Purchases of strategic investments	(1,715)	(1,641)
Sales of strategic investments	455	—
Purchases of marketable securities	—	(277,813)
Maturities of marketable securities	150,375	287,024
Sales of marketable securities	106,731	2,698
Business combinations, net of cash acquired	(949,356)	(41,515)
Asset acquisitions, net of cash acquired	—	(3,533)
Net cash used in investing activities	(760,268)	(95,080)
Financing activities
Proceeds from stock option exercises	6,752	8,779
Proceeds from employee stock purchase plan	13,007	14,404
Repurchases of common stock	(275,035)	(128,815)
Proceeds from issuance of convertible notes	950,000	—
Payment of capped call transactions	(59,090)	—
Payment of debt issuance costs	(22,734)	—
Payment of tax withholding for net share settlement	(49,224)	(71,173)
Payment of deferred asset acquisition consideration	(600)	—
Principal payments under finance lease agreements, net of proceeds from lease incentives	(746)	(1,216)
Net increase in funds held for customers	18,584	6,251
Net cash provided by (used in) financing activities	580,914	(171,770)
Net increase (decrease) in cash and cash equivalents	80,968	(81,522)
Effect of exchange rate changes on cash	(3,083)	1,160
Cash, cash equivalents, and restricted cash, beginning of period	490,246	437,722
Cash, cash equivalents, and restricted cash, end of period	$568,131	$357,360
The accompanying notes are an integral part of these condensed consolidated financial statements.

Procore Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$540,017	$350,496
Restricted cash included in prepaid expenses and other current assets at end of period	579	613
Restricted cash for funds held for customers included in prepaid expenses and other current assets at end of period	27,535	6,251
Total cash, cash equivalents, and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$568,131	$357,360
Supplemental disclosure of cash flow information
Cash paid for interest other than finance leases	8	17
Cash paid for income taxes, net of refunds received	4,271	3,686
Stock-based compensation capitalized for cloud-computing arrangement costs	422	150
Cash received for lease incentives	3,466	3,798
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	445	840
Operating cash flows from operating leases	10,913	6,344
Financing cash flows from finance leases	746	1,216
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses at period end	6,021	1,678
Capitalized software development costs included in accounts payable and accrued expenses at period end	4,566	4,203
Business combination costs included in other current liabilities at period end	4,576	—
Stock-based compensation capitalized for software development	12,774	14,417
Deferred asset acquisition payments included in other current liabilities and accrued expenses at period end	—	600
Excise taxes related to repurchases of common stock included in other current liabilities at period end	1,493	—
Right of use assets obtained or modified in exchange for operating lease liabilities	19,917	7,422
Financing lease right of use asset modified to operating lease	(18,835)	(10,305)
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
Use of estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates its estimates and assumptions for continued reasonableness, primarily with respect to revenue recognition, the period of benefit of contract cost assets, the fair value of assets acquired and liabilities assumed in a business combination or asset acquisition, stock-based compensation expense, the recoverability of goodwill and long-lived assets, useful lives of long-lived assets, capitalization of software development costs, income taxes, including related reserves and allowances, provision for credit losses, incremental borrowing rates and estimation of lease terms applied in lease accounting, fair value of convertible notes, and self-insurance reserve estimates. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable. Actual results could differ from the Company’s estimates.
Segments
The Company operates as a single operating segment, which also represents a single reportable segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer.
In recent years, the Company has completed a number of acquisitions, which have allowed it to expand its platform capabilities and related products and services. The Company generates substantially all of its revenue from subscriptions to access its software products and related support. The CODM does not regularly review discrete operating results for individual products, services, acquired businesses, geographic regions, or other

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
components of the Company for purposes of assessing performance or allocating resources. As a result, the Company operates as a single operating segment.
The CODM uses net income (loss), as reported on the Company’s condensed consolidated statements of operations and comprehensive income (loss), as its measure of segment profit or loss; and total assets, as reported on the Company’s condensed consolidated balance sheets, to assess performance, monitor budget versus actual results, evaluate potential acquisitions, and allocate resources. Significant segment expenses and assets are consistent with those reported in the condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated balance sheets, respectively. The CODM also uses net income (loss) and total assets when comparing the Company’s financial results and financial condition versus comparable companies.
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
Marketable securities
Investments with stated maturities of greater than three months are classified as marketable securities, which consist of United States (“U.S.”) treasury securities, commercial paper, corporate notes and obligations, and time deposits. All marketable securities held as of September 30, 2026 and December 31, 2025 are classified as available-for-sale debt securities, which are recorded at fair value. The Company’s marketable securities are classified as either short-term or long-term in the accompanying condensed consolidated balance

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
sheets based on the security’s contractual maturity at the balance sheet date. The Company re-evaluates such classifications at each balance sheet date.
The Company periodically assesses its portfolio of marketable securities for impairment. The Company evaluates each investment in an unrealized loss position to determine if any portion of the unrealized loss is related to credit losses. In determining whether a credit loss may exist, the Company considers the extent of the unrealized loss position, any adverse conditions specifically related to the security or the issuer’s operating environment, the pay structure of the security, the issuer’s payment history, and any changes in the issuer’s credit rating. Unrealized losses on marketable securities due to expected credit losses are recognized in Other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive income (loss), and any excess unrealized gains and losses, net of tax, that are not due to expected credit losses are included in accumulated other comprehensive loss, a component of stockholders’ equity. During the nine months ended September 30, 2026 and 2025, there were no credit losses recorded on marketable securities. Interest recorded on marketable securities is recorded in interest income, with accretion of discounts, net of amortization of premiums, recorded in accretion income, net, on the accompanying condensed consolidated statements of operations and comprehensive income (loss).
Self-insurance reserves
The Company has elected to partially self-fund its health insurance plan. To reduce its risk related to high-dollar claims, the Company maintains individual stop-loss insurance. The Company estimates its exposure for claims incurred at the end of each reporting period, including claims not yet reported, with the assistance of an independent third-party actuary. As of September 30, 2026 and December 31, 2025, the Company’s self-insurance accrual was $3.3 million and $3.2 million, respectively, included within other current liabilities on the accompanying condensed consolidated balance sheets.
Strategic investments
Investments in equity securities
The Company holds investments in equity securities of certain privately held companies, which do not have readily determinable fair values. The Company does not have a controlling interest or significant influence in these companies. The Company has elected to apply the measurement alternative to measure the non-marketable equity securities at cost, with remeasurements to fair value only upon the occurrence of observable price changes in orderly transactions for the identical or similar securities of the same issuer, or in the event of any impairment. This election is reassessed each reporting period to determine whether a non-marketable equity security has a readily determinable fair value, in which case the security would no longer be eligible for this election. All gains and losses on such equity securities, realized and unrealized, are recorded in Other income (expense), net on the accompanying condensed consolidated statements of operations and comprehensive income (loss). The Company evaluates its non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. If an impairment exists, a loss is recognized in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the amount by which the carrying value exceeds the fair value of the investment.
Investments in limited partnership funds
The Company also holds investments in certain limited partnership funds. The Company does not hold a controlling interest or significant influence in these limited partnerships. The fair value of such investments is valued using the Net Asset Value (“NAV”) provided by the fund administrator as a practical expedient.
Convertible notes
On August 6, 2026, the Company issued $950.0 million aggregate principal amount of 0.00% convertible senior notes due August 15, 2031 (the “2031 Notes”), in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds from the 2031 Notes were $927.3 million after deducting initial purchasers’ discount and offering expenses of $22.7 million paid by the Company. Debt issuance costs, including the initial purchasers’ commissions and other transaction expenses,

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
are recorded as a reduction to the carrying value of the 2031 Notes and amortized to interest expense using the effective interest method over the term of the 2031 Notes. The amortization of debt issuance costs is recorded to interest expense in the condensed consolidated statements of operations and comprehensive income (loss). The Company used a portion of the net proceeds to pay a portion of the cash consideration for the acquisition of DroneDeploy, Inc., a Delaware corporation (“DroneDeploy”), a leader in reality capture and robotic automation, to pay the cost of capped call transactions of $59.1 million, and to repurchase $175.0 million of shares of its common stock.
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

As of September 30, 2026 and December 31, 2025, the carrying value of the Company’s financial instruments included in current assets and current liabilities (including accounts receivable, accounts payable, and accrued expenses) approximate fair value due to the short-term nature of such items. The Company measures its cash held in money market funds, marketable securities, and investments in available-for-sale debt securities at fair value each reporting period. The estimation of fair value for available-for-sale debt securities in private companies requires the use of significant unobservable inputs, and as a result, the Company classifies these assets as Level 3 within the fair value hierarchy.
In addition to its cash equivalents and marketable securities, the Company measures the fair value of its outstanding convertible senior notes on a quarterly basis for disclosure purposes. While the Company considers the fair value of the convertible senior notes to be a Level 2 measurement due to limited trading activity of the convertible senior notes, the 2031 Notes are measured at amortized cost on the Company’s condensed consolidated balance sheets. Refer to Note 9 to the condensed consolidated financial statements for further details.
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
Funds held for customers
Funds held for customers consist of customer cash deposits held by Procore Payment Services, Inc. (“Procore Payment Services”), a subsidiary of the Company, in connection with its money transmission activities. Procore Payment Services provides money transmission services between general contractors and subcontractors by collecting funds from the general contractors for payments to be remitted to their subcontractors via the Company’s Procore Pay payment solution. These funds are deposited into the Company’s bank accounts, where the Company acts as the custodian of the funds while processing payments to subcontractors. Such funds are restricted for the purpose of satisfying general contractors’ fund obligations and are not available for general business use by the Company.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
As of September 30, 2026 and December 31, 2025, the Company held $27.5 million and $9.0 million in customer funds, respectively, which are reported in prepaid expenses and other current assets, with a corresponding liability recorded in other current liabilities on the condensed consolidated balance sheets.
Cash, cash equivalents, and restricted cash
The Company classifies all investments that are readily convertible to known amounts of cash and have maturities of three months or less from the date of purchase as cash equivalents, which are carried at fair value. Cash includes cash held in checking and savings accounts. As of September 30, 2026 and December 31, 2025, cash equivalents were comprised of money market funds and highly liquid marketable securities with original maturities of three months or less that were recorded at fair value, which approximates amortized cost.
Restricted cash consists of (i) funds held for customers relating to Procore Payment Services and (ii) cash collateral required by a bank for the Company’s corporate credit card program. As of September 30, 2026, $27.5 million in restricted cash consisted of funds held for customers, and $0.6 million in restricted cash relating to corporate credit cards. As of December 31, 2025, $9.0 million in restricted cash consisted of funds held for customers, and $0.6 million in restricted cash relating to corporate credit cards. The Company records restricted cash in prepaid expenses and other current assets in the condensed consolidated balance sheets, depending on the term of restriction set in the underlying agreement.
Deferred revenue
Contract liabilities consist of revenue that is deferred when the Company has the contractual right to invoice in advance of transferring services to its customers. The Company recognized revenue of $332.9 million and $256.5 million during the three months ended September 30, 2026 and 2025, respectively, that was included in deferred revenue balances at the beginning of the respective periods. The Company recognized revenue of $619.6 million and $507.8 million during the nine months ended September 30, 2026 and 2025, respectively, that was included in deferred revenue balances at the beginning of the respective periods.
Remaining performance obligations
The transaction price allocated to remaining performance obligations (“RPO”) represents the contracted transaction price that has not yet been recognized as revenue, which includes deferred revenue and amounts under non-cancelable contracts that will be invoiced and recognized as revenue in future periods. The Company’s current RPO represents future revenue under existing contracts that is expected to be recognized as revenue in the next 12 months. As of September 30, 2026, the aggregate amount of the transaction price allocated to RPO was $1.8 billion, of which the Company expects to recognize $1.2 billion, or approximately 65%, as revenue in the next 12 months, and substantially all of the remaining $635.5 million between 12 and 36 months thereafter.
Recently adopted accounting pronouncements
Derivatives Scope Refinements
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) (“ASU 2025-07”). The new amendment excludes non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract from derivative accounting. ASU 2025-07 is effective for public business entities for fiscal years beginning after December 15, 2026 and interim periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. Upon adoption, public entities should apply the amendment either (1) prospectively to new contracts entered into on or after the adoption date or (2) on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption for contracts existing as of the beginning of the annual reporting period of adoption. The Company adopted the guidance effective January 1, 2026, on a prospective basis. Adoption did not have a material impact on the Company’s condensed consolidated financial statements because the Company had no contracts within the scope of the new guidance as of the adoption date. The first, and only, contract subject to the amended guidance was the 2031 Notes entered into during the three months ended September 30, 2026.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
3.INVESTMENTS
Marketable securities
Marketable securities consisted of the following as of September 30, 2026 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$52,121	$—	$(110)	$52,011
Corporate notes and obligations	21,880	—	(39)	21,841
Total marketable securities	$74,001	$—	$(149)	$73,852
Marketable securities consisted of the following as of December 31, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$131,832	$205	$(1)	$132,036
Commercial paper	14,308	2	—	14,310
Corporate notes and obligations	183,726	265	(6)	183,985
Total marketable securities	$329,866	$472	$(7)	$330,331

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the estimated fair value of investments classified as marketable securities by contractual maturity date (in thousands):

	September 30, 2026	December 31, 2025
Due within 1 year	$73,852	$287,802
Due in 1 to 2 years	—	42,529
Total marketable securities	$73,852	$330,331
During the nine months ended September 30, 2026 and 2025, there were maturities of marketable securities of $150.4 million and $287.0 million, respectively. There were $106.8 million and $2.7 million of sales of marketable securities during the nine months ended September 30, 2026 and 2025, respectively. Realized gains and losses on sales of marketable securities are recorded in other income (expense), net on the condensed consolidated statements of operations and comprehensive income (loss). There were no impairments of marketable securities during the nine months ended September 30, 2026 or 2025.
Strategic investments
Strategic investment activity during the nine months ended September 30, 2026 is summarized as follows (in thousands):

	Equity Securities	Limited Partnerships	Total
Balance as of December 31, 2025	$8,216	$8,413	$16,629
Purchases of strategic investments, net(1)	—	1,715	1,715
Sales of strategic investments(2)	(455)	—	(455)
Unrealized gain on strategic investments	6,088	572	6,660
Balance as of September 30, 2026	$13,849	$10,700	$24,549
    (1) Includes net contributions and distributions from limited partnership securities.
(2) Sale excludes a realized gain of $0.6 million, which was recorded in other income (expense), net on the condensed consolidated statements of operations and comprehensive income (loss).
During the nine months ended September 30, 2026, the Company identified an observable price change for one of its strategic investments, and as a result, recorded an unrealized gain of $6.1 million which is recorded in other income (expense), net on the condensed consolidated statements of operations and comprehensive income (loss).
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
As of September 30, 2026, in connection with the Company’s investments in limited partnerships, it has a contractual obligation to provide additional investment funding of up to $8.0 million at the option of the investees.
4.FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial assets measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows (in thousands):

	September 30, 2026
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$443,082	$—	$443,082
Marketable securities:
U.S. treasury securities	52,011	—	52,011
Corporate notes and obligations	—	21,841	21,841
Total	$495,093	$21,841	$516,934

	December 31, 2025
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$403,979	$—	$403,979
Marketable securities:
U.S. treasury securities	132,036	—	132,036
Commercial paper	—	14,310	14,310
Corporate notes and obligations	—	183,985	183,985
Total	$536,015	$198,295	$734,310
5.LEASES
The Company has primarily entered into lease arrangements for office space, in addition to other miscellaneous equipment. The Company’s leases have initial non-cancelable lease terms ranging from one to 14 years. Some of the Company’s leases include an option for it to extend the term of the lease for up to 5 years.
During the nine months ended September 30, 2026, the Company executed a strategic plan for its office leases in Carpinteria, California, altering its long-term renewal expectations. While the Company previously assumed it was reasonably certain to exercise two 5-year renewal options across all suites, management elected to exercise only one 5-year renewal for its primary core lease space and decline future renewal extensions for the remaining office suites. These actions shortened the remaining lease terms and triggered a reclassification of the arrangements from finance leases to operating leases. Consequently, future contractual rent commitments decreased by a net of $29.7 million. Total finance lease modifications during the period resulted in net decreases to right of use assets–finance leases and corresponding finance lease liabilities of $18.8 million and $27.6 million, respectively, which primarily related to the modified leases in Carpinteria. Total operating lease modifications related to Carpinteria during the period resulted in net increases to right of use assets–operating leases and corresponding operating lease liabilities of $0.9 million and $3.9 million, respectively.
As a result of the Carpinteria lease modifications, the Company recognized a one-time non-cash gain of $5.8 million as an offset to rent expense during the nine months ended September 30, 2026. The non-cash gain will be partially offset by accelerated leasehold improvement amortization of $5.1 million through the end of the

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
new lease term, of which $4.1 million and $1.0 million will be recognized in fiscal years 2026 and 2027, respectively. The non-cash gain and the accelerated leasehold improvement amortization are both recorded in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).
Supplemental information related to leases is as follows (in thousands):

	September 30, 2026	December 31, 2025
Operating Leases
Operating right of use assets	$50,548	$36,024
Amount included within other current liabilities	9,957	5,019
Operating lease liabilities, non-current	62,082	45,855
Total operating lease liabilities	$72,039	$50,874
Finance Leases
Finance right of use assets	$11	$19,619
Amount included within other current liabilities	12	1,771
Finance lease liabilities, non-current	—	26,557
Total finance lease liabilities	$12	$28,328

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)
Finance leases	0.7	11.2
Operating leases	9.4	10.2
Weighted-average discount rate
Finance leases	5.55%	3.80%
Operating leases	6.01%	6.04%
Maturities of lease payments, net of tenant improvement reimbursement, for leases where the lease commencement date commenced on or prior to September 30, 2026 are as follows (in thousands):

Period Ended December 31,	Operating	Finance	Total
2026(1)	$1,234	$7	$1,241
2027	6,583	5	6,588
2028	11,571	—	11,571
2029	9,918	—	9,918
2030	10,723	—	10,723
2031	8,594	—	8,594
Thereafter	51,482	—	51,482
Total lease payments, net of tenant improvement reimbursement	$100,105	$12	$100,117
Less imputed interest	(28,066)	—	(28,066)
Total	$72,039	$12	$72,051
(1) For the three months from October 1, 2026 through December 31, 2026.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
6.BUSINESS COMBINATIONS
DroneDeploy
On September 9, 2026, the Company completed the acquisition of DroneDeploy. The purchase price was $845.0 million in cash adjusted for closing cash, transaction expenses, hold back, and acceleration of vesting of certain DroneDeploy equity awards. The preliminary purchase consideration totaled $811.7 million.
On the acquisition date, $4.2 million in cash was placed in an escrow account held by a third-party escrow agent for potential breaches of representations, warranties, and covenants, and satisfaction of indemnity obligations and may be released from escrow to DroneDeploy’s stockholders 12 months after the acquisition date (subject to any amounts held back for indemnification claims). The escrow amount represents consideration transferred to the sellers and is included in the purchase price. $8.5 million was placed in an escrow account held by a third-party escrow agent to secure potential post-close purchase price adjustments (the “Adjustment Escrow”). The Adjustment Escrow represents a holdback of consideration otherwise payable to the former stockholders of DroneDeploy and is included in the purchase price. The amount is not contingent upon future events or continued employment and will be released or applied solely based on the resolution of post-closing purchase consideration adjustments.
The preliminary purchase consideration was allocated to the following assets and liabilities at the acquisition date (in thousands):

	Fair Value	Useful Life
Assets acquired
Cash and cash equivalents	$16,666
Accounts receivable	10,720
Prepaid expenses and other current assets	10,694
Right of use assets - operating leases	115
Property and equipment, net	623
Developed technology intangible asset	168,600	8 years
Customer relationships intangible asset	91,000	10 years
Goodwill	566,504
Total assets acquired	$864,922
Liabilities assumed
Accounts payable	(2,136)
Accrued expenses	(11,862)
Deferred revenue, current	(37,447)
Other current liabilities	(374)
Operating lease liabilities, non-current	(9)
Net deferred tax liabilities	(1,393)
Total liabilities assumed	$(53,221)
Net assets acquired	$811,701
Developed technology intangible asset represents the fair value of DroneDeploy’s technology, which was valued using the multi-period excess earnings method under the income approach. The multi-period excess earnings method calculates the net present value of discounted cash flows using forecasted revenue, gross margin, and operating expenses. Developed technology is amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the technology are consumed, over its estimated useful life of eight years. The amortization expense is recorded in cost of revenue in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Customer relationships represent the fair value of the underlying relationships with DroneDeploy’s existing customers, which were valued using the with-and-without method under the income approach. The with-and-without method calculates the earnings attributable to specific customer contracts by comparing the expected cash flows of the ongoing business against cash flows generated during a hypothetical rebuild period required to replace the existing customer base. The customer relationship intangible asset is amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the customer relationships are consumed, over its estimated useful life of 10 years. The amortization expense is recorded in sales and marketing expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
The $566.5 million goodwill balance is primarily attributable to synergies and expanded market opportunities that are expected to be achieved from the integration of DroneDeploy with the Company’s offerings and assembled workforce. Goodwill is not deductible for income tax purposes.
The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, but does not exceed 12 months. The purchase price allocation is subject to future adjustments, including as a result of finalizing the closing net working capital.
The Company issued 812,524 service-based restricted stock units (“RSUs”), at a grant date fair value of $56.18 per share. The RSUs included 334,477 grants issued in order to retain certain employees of DroneDeploy and 478,047 grants issued to replace existing DroneDeploy employees’ unvested equity prior to the acquisition. The total grant date fair value of the RSUs was excluded from purchase consideration and is recognized as post-combination expense. See Note 11 to these condensed consolidated financial statements for details on how the Company expenses stock-based compensation.
To retain certain DroneDeploy employees, the Company also held back $32.1 million of the cash purchase price, which will be released in four equal installments every six months after the acquisition date based on continued employment over a two-year period. The cash holdback amount is excluded from the purchase consideration and will be recorded as post-combination compensation expense over the service period on a straight-line basis.
Of the cash consideration, $14.8 million relates to the acceleration of vesting of certain DroneDeploy equity awards. The payment was excluded from purchase consideration and recorded to compensation expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) on the acquisition date. Other acquisition-related transaction costs incurred by the Company of $8.5 million were expensed as incurred in the condensed consolidated statements of operations and comprehensive income (loss). Accelerated vesting and other transaction costs are included in operating activities in the condensed consolidated statements of cash flows.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The following unaudited pro forma financial information combines the results of operations for Procore and DroneDeploy as if the closing of the acquisition had occurred on January 1, 2025, and adjusts for amortization of acquired intangible assets, transaction costs associated with the acquisition, compensation expense as if the retention payments discussed above had vested, stock-based compensation expense for RSUs granted to continuing employees, compensation expenses related to the accelerated vesting discussed above, and tax benefits recorded as a result of the acquisition. The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs of integrating these companies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred as of January 1, 2025, nor are they indicative of future results of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$419,726	$357,334	$1,194,553	$1,025,420
Net income (loss)	26,055	(26,258)	(1,823)	(163,169)
Since the acquisition date, DroneDeploy contributed $5.4 million in revenue and incurred $4.8 million in net loss which are included in the Company's condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026.
Datagrid
On January 16, 2026, the Company completed the acquisition of all outstanding equity of Toric Labs, Inc. (d/b/a Datagrid) (“Datagrid”), a leader in agentic artificial intelligence (“AI”) solutions for the construction industry, to accelerate the Company’s AI strategy and deliver advanced reasoning and data connectivity capabilities for its customers. The purchase consideration was $168.0 million in total cash consideration.
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
The Company issued 59,492 performance based restricted stock units (“PSUs”) and 344,729 service-based RSUs, at a grant date fair value of $70.90 per share, in order to retain certain employees of Datagrid. The PSUs issued to Datagrid employees vest upon the achievement of certain milestones. The total grant date fair value of the PSUs and RSUs was excluded from purchase consideration and is recognized as post-combination expense. See Note 11 to these condensed consolidated financial statements for details on how the Company expenses stock-based compensation.
To retain certain Datagrid employees, the Company also held back $25.7 million of the cash purchase price, which will be released in equal installments every six months after the acquisition date based on continued employment over a two- or three-year period, as applicable. The cash holdback amount is excluded from the purchase consideration and will be recorded as post-combination compensation expense over the service period on a straight-line basis.
The Company has not separately presented pro forma results reflecting the acquisition of Datagrid or revenue and operating losses of Datagrid for the period from the acquisition date through September 30, 2026, as the impacts were not material to the condensed consolidated financial statements. The acquisition-related transaction costs incurred by the Company of $2.1 million were expensed as incurred in the condensed consolidated statements of operations and comprehensive income (loss).
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The Company issued 55,956 service-based RSUs at a grant date fair value of $76.30 per share in order to retain certain employees of Novorender. The total grant date fair value of the RSUs was excluded from purchase consideration and is recognized as post-combination expense. See Note 11 to these condensed consolidated financial statements for details on how the Company expenses stock-based compensation.
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
The Company has not separately presented pro forma results reflecting the acquisition of Novorender or revenue and operating losses of Novorender for the period from the acquisition date through September 30, 2026, as the impacts were not material to the condensed consolidated financial statements. The acquisition-related transaction costs were not material and were expensed as incurred in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
7.INTANGIBLE ASSETS AND GOODWILL
Intangible assets
During the nine months ended September 30, 2026, the Company completed the acquisitions of DroneDeploy and Datagrid, which were accounted for as business combinations, as described above in Note 6.
The Company’s intangible assets are summarized as follows (in thousands):

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$431,561	$(154,007)	$277,554	6.6
Customer relationships	170,950	(59,014)	111,936	9.3
Total intangible assets	$602,511	$(213,021)	$389,490	7.3

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$212,463	$(127,638)	$84,825	3.8
Customer relationships	75,950	(55,411)	20,539	6.4
Total intangible assets	$288,413	$(183,049)	$105,364	4.3

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Certain of the Company’s intangible assets related to the prior acquisitions were fully amortized as of December 31, 2025. The Company estimates that there is no significant residual value related to its intangible assets. Amortization expense related to the Company’s intangible assets is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$9,466	$7,659	$25,486	$23,276
Sales and marketing	1,577	3,346	3,603	9,998
Research and development	—	661	883	1,951
Total amortization of acquired intangible assets	$11,043	$11,666	$29,972	$35,225
Goodwill
The following table presents the changes in carrying amount of goodwill during the nine months ended September 30, 2026 (in thousands):

Beginning balance	$574,083
Additions	681,430
Other adjustments, net(1)	(565)
Ending balance	$1,254,948
(1) Includes acquisition-related post-closing net working capital adjustments and the effect of foreign currency translation.

The addition to goodwill was due to the acquisitions of DroneDeploy and Datagrid, as disclosed in Note 6 to these condensed consolidated financial statements. There was no impairment of goodwill during the periods presented.
8.ACCRUED EXPENSES
The following represents the components of accrued expenses contained within the Company’s condensed consolidated balance sheets at the end of each period (in thousands):

	September 30, 2026	December 31, 2025
Accrued bonuses	$43,139	$49,706
Accrued commissions	23,409	30,417
Accrued salary, payroll tax, and employee benefit liabilities	52,115	32,173
Other accrued expenses	18,184	17,984
Total accrued expenses	$136,847	$130,280
9.DEBT
Convertible notes
The 2031 Notes were issued pursuant to an indenture (the “Indenture”) dated August 6, 2026, between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2031 Notes are general senior unsecured obligations of the Company and will mature on August 15, 2031, unless earlier converted, redeemed, or repurchased. The 2031 Notes do not bear regular interest, and the principal amount of the 2031 Notes will not accrete. Special interest will accrue on the 2031 Notes in the circumstances and at the rates provided in the Indenture.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The 2031 Notes will be convertible at the option of the holders in certain circumstances. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2031 Notes converted, and it will pay or deliver, as the case may be, cash, shares of common stock, or a combination thereof, at the Company’s election, for any conversion value in excess of such principal.
The initial conversion rate is 12.0642 shares of the Company’s common stock per $1,000 principal amount of the 2031 Notes, which is equivalent to an initial conversion price of approximately $82.89 per share. Up to 11,460,990 shares of common stock are initially issuable upon conversion depending on the settlement method elected by the Company and the conversion value at the time of conversion.
Holders may convert all or any portion of their 2031 Notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2031, only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on September 30, 2026 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 150% of the conversion price for the 2031 Notes on each applicable trading day;
•during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2031 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;
•if the Company calls the 2031 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the 2031 Notes that are called (or deemed called, in the case of an optional redemption) for redemption; or
•upon the occurrence of specified corporate events as set forth in the Indenture.
On or after May 15, 2031, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2031 Notes at any time, regardless of the above conditions.
The Company may not redeem the 2031 Notes prior to August 20, 2029, except in the event of a cleanup redemption described below. The Company may redeem for cash all or any portion of the 2031 Notes (subject to certain limitations), at its option, on a redemption date on or after August 20, 2029 and before the 31st scheduled trading day immediately prior to the maturity date if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the related notice of redemption at a redemption price equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date. In addition, subject to certain conditions, the Company may redeem for cash all, but not less than all, of the 2031 Notes at any time if the aggregate principal amount of the 2031 Notes that remains outstanding at such time is less than $100.0 million at a redemption price equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date.
The conversion rate is subject to adjustment in some events in accordance with the terms of the Indenture but will not be adjusted for any accrued and unpaid special interest. In addition, following certain corporate events that occur prior to the maturity date of the 2031 Notes or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate of the 2031 Notes for a holder who elects to convert its 2031 Notes in connection with such a corporate event or convert its 2031 Notes called (or deemed called, in the case of an optional redemption) for redemption during the related redemption period (as set forth in the Indenture), as the case may be.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table represents the net carrying value of the 2031 Notes as of September 30, 2026 (in thousands):

				Fair Value
	Principal	Unamortized Debt Issuance Costs	Net Carrying Value	Amount	Level
2031 Notes	$950,000	$22,060	$927,940	$887,623	Level 2
Debt issuance costs are amortized over the term of the 2031 Notes at an effective interest rate of 0.5% for the three and nine months ended September 30, 2026.
Capped calls
On August 4, 2026, in connection with the offering of the 2031 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions at an initial strike price of $82.89 per share, which corresponds to the initial conversion price of the 2031 Notes, for a total cost of $59.1 million. The Capped Calls cover, subject to customary adjustments substantially similar to those applicable to the 2031 Notes, approximately 11,460,990 shares of the Company’s common stock, and expire on August 15, 2031, the maturity date of the 2031 Notes, subject to earlier termination under certain circumstances.
The Capped Calls are expected to offset potential dilution to the Company’s common stock upon any conversion of the 2031 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2031 Notes, as the case may be, with such reduction subject to a cap based on a cap price initially equal to $110.52 per share (which represents a premium of 100% over the last reported sale price of the Company’s common stock of $55.26 on the New York Stock Exchange on August 3, 2026), and is subject to certain adjustments under the terms of the Capped Calls. The Capped Calls are excluded from the calculation of diluted net income (loss) per share as their effect would be anti-dilutive.
The Capped Calls are freestanding financial instruments, meet the conditions for equity classification, and were recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheets. The Capped Calls are not remeasured in subsequent periods. Transaction costs directly attributable to the Capped Calls are also recorded as a reduction to additional paid-in capital.
Bridge facility
On July 27, 2026, in connection with entering into the Agreement and Plan of Merger to acquire DroneDeploy, the Company entered into a commitment letter (the “Commitment Letter”) with Goldman Sachs Bank USA (the “Commitment Bank”), pursuant to which the Commitment Bank committed to provide the Company with debt financing in an aggregate principal amount of up to $700.0 million in the form of a 364-day senior secured bridge facility (the “Bridge Facility”), subject to customary conditions. No amounts were borrowed under the Bridge Facility. The Bridge Facility was intended to be used to fund a portion of the consideration for the DroneDeploy acquisition and related transaction expenses to the extent that the Company had not obtained permanent financing on or prior to the closing date of the acquisition. Commitments under the Bridge Facility automatically terminated upon the consummation of the DroneDeploy acquisition without the funding of the Bridge Facility. In connection with the Commitment Letter, the Company incurred $4.3 million of financing costs during the three months ended September 30, 2026, which were expensed as incurred and are included in interest expense in the accompanying condensed consolidated statements of operations.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
10.COMMITMENTS AND CONTINGENCIES
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
Trade Secret Litigation
On October 25, 2024, Oracle America, Inc., Oracle International Corporation, and Textura Corporation (collectively, “Oracle”) filed a lawsuit against the Company, its subsidiary Procore Payment Services, Inc., and a former employee of Oracle employed by the Company, in the U.S. District Court for the Northern District of California, captioned Oracle America, Inc. et al. v. Procore Technologies, Inc. et al., No. 4:24-cv-07457-JST (N.D. Cal.). The lawsuit alleges misappropriation of trade secrets in violation of the Defend Trade Secrets Act, asserting that the Company used Oracle’s trade secrets to develop and enhance the Company’s construction payment product, Procore Pay, and related enterprise resource planning integrations. On August 21, 2026, the court granted in part and denied in part the Company’s motion for summary judgment. Until recently, the pretrial conference was scheduled to take place on November 6, 2026, and trial was scheduled to begin on November 30, 2026. On October 27, 2026, the court vacated the dates of the pretrial conference and trial. The parties are working to reschedule such dates for 2027.
Oracle is seeking injunctive relief and monetary damages, including exemplary damages for alleged willful and malicious misappropriation, attorneys’ fees, and costs. As of the date of the filing of this report, the Company’s chances of success on the merits are still uncertain, and any possible loss or range of loss cannot be reasonably estimated at this time. The Company intends to continue to vigorously defend itself against the claim in this action.
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
11.STOCKHOLDERS’ EQUITY
2021 Equity Incentive Plan
In May 2021, the Company’s board of directors (the “Board”) adopted, and the stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”) with the purpose of granting stock-based awards, including stock options, stock appreciation rights, restricted stock awards, RSUs, PSUs, and other forms of awards, to employees, directors, and consultants. As of December 31, 2025, a total of 59,355,916 shares of common stock were authorized for issuance under the 2021 Plan. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to either (i) 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (ii) a lesser number of shares determined by the Board prior to the applicable January 1. Accordingly, on January 1, 2026, the number of shares of common stock that may be issued under the 2021 Plan increased by an additional 7,585,428 shares. As a result, as of September 30, 2026, a total of 66,941,344 shares of common stock are authorized for issuance under the 2021 Plan. As of September 30, 2026, a total of 42,303,651 shares of common stock were available for issuance under the 2021 Plan. No stock options have been issued under the 2021 Plan.
Stock options
No stock options were granted during the periods presented.
The following table summarizes the stock option activity during the nine months ended September 30, 2026:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2025	2,064,273	$13.05
Exercised	(803,621)	8.40
Cancelled/Forfeited	(509)	19.23
Outstanding at September 30, 2026	1,260,143	16.01
Exercisable at September 30, 2026	1,260,143	$16.01
As of September 30, 2026, there is no unrecognized stock-based compensation cost for stock options previously granted by the Company.
Restricted stock units
Service-based restricted stock units
In 2018, the Company began issuing RSUs to certain employees, officers, non-employee consultants, and directors. All of the RSUs granted subsequent to the Company’s initial public offering (“IPO”) vest based solely on continued service, which is generally over three or four years, on either a quarterly or annual vesting schedule.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the RSU activity during the nine months ended September 30, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2025	6,431,468	$68.18
Granted	4,777,055	56.07
Vested	(2,436,040)	64.91
Canceled/Forfeited	(1,122,947)	65.86
Outstanding at September 30, 2026	7,649,536	$62.00
As of September 30, 2026, the total unrecognized stock‑based compensation cost for all RSUs outstanding was $438.4 million, which is expected to be recognized over a weighted‑average vesting period of 2.5 years.
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
Market based restricted stock units
In 2025, the Company began granting market-based PSUs (“MSUs”), with vesting terms that are subject to a market condition and will vest based on the Company’s total shareholder return (“TSR”) performance relative to the TSR of the other companies that comprise the S&P Completion Index (CI) Information Technology. Such MSUs are also subject to employees’ continued service through the applicable vesting dates. To determine the fair value of MSUs on the date of grant, the Company utilizes a Monte Carlo simulation with the following assumptions:

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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the PSU and MSU activity during the nine months ended September 30, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2025	605,053	$103.05
Granted (1)	636,035	90.45
Vested	(104,686)	73.13
Canceled/Forfeited	(13,890)	86.30
Outstanding at September 30, 2026	1,122,512	$98.91
(1) This represents awards granted at 100% attainment of the performance conditions.
As of September 30, 2026, the total unrecognized stock‑based compensation cost for all PSUs and MSUs outstanding was $80.9 million, which is expected to be recognized over a weighted‑average vesting period of 3.5 years.
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

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The fair value of the ESPP purchase rights on the date of grant using the Black-Scholes option pricing model was estimated using the following assumptions during the nine months ended September 30, 2026:

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
Employee payroll contributions accrued in connection with the ESPP were $8.1 million and $5.2 million as of September 30, 2026 and December 31, 2025, respectively, and are included within accrued expenses on the accompanying condensed consolidated balance sheets. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders’ equity on the purchase date. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period. During the nine months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense of $8.2 million and $6.6 million, respectively, in connection with the ESPP. During the nine months ended September 30, 2026 and 2025, 330,571 and 245,276 shares of the Company’s common stock were purchased under the ESPP, respectively.
As of September 30, 2026, unrecognized stock-based compensation expense related to the ESPP was $5.0 million, which is expected to be recognized over a weighted-average period of 0.4 years.
Stock-based compensation
The Company recorded total stock-based compensation cost from stock options, RSUs, PSUs, MSUs, and the ESPP as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$2,646	$3,196	$7,821	$9,152
Sales and marketing	18,558	16,544	57,076	48,851
Research and development	23,613	20,960	64,150	60,562
General and administrative	13,776	15,450	43,302	41,441
Total stock-based compensation expense	$58,593	$56,150	$172,349	$160,006
Stock-based compensation capitalized for software development and cloud-computing arrangement implementation costs	4,061	5,399	13,196	14,582
Total stock-based compensation cost	$62,654	$61,549	$185,545	$174,588
Stock repurchase program
On November 3, 2025, the Board authorized a stock repurchase program to repurchase up to $300.0 million of the Company’s outstanding common stock (the “2025 Stock Repurchase Program”). Repurchases were effected from time to time through the open market or other transactions, in accordance with applicable law. The 2025 Stock Repurchase Program expired on November 3, 2026.

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
On October 30, 2026, the Board authorized a new stock repurchase program. See Note 16 to these condensed consolidated financial statements for details about the new stock repurchase program.
During the nine months ended September 30, 2026, the Company repurchased and retired a total of 4,932,407 shares of the Company’s common stock at a weighted average per share price of $55.77 for an aggregate amount of $275.1 million, which includes the transaction costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.
Of the 4,932,407 shares the Company repurchased during the nine months ended September 30, 2026, 3,166,847 shares were repurchased in privately negotiated transactions effected with or through one or more purchasers of the 2031 Notes or their respective affiliates. Such repurchases were authorized separately from, and were not a part of, the Company’s authorized stock repurchase program.
12.INCOME TAXES
For the three months ended September 30, 2026 and 2025, the Company recorded income tax expenses of $0.9 million and $0.5 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded an income tax benefit of $2.7 million and an income tax expense of $5.4 million, respectively. As of September 30, 2026, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.
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
13.NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated by giving effect to all potential dilutive common stock equivalents during the period. For purposes of this calculation, options to purchase common stock, RSUs, PSUs, MSUs, and shares issuable under the ESPP are considered to be potential common stock equivalents.
A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(4,589)	$(9,101)	$3,237	$(63,179)
Weighted-average common shares outstanding, basic	150,382,584	150,278,399	150,894,359	149,978,697
Dilutive effect of share equivalents
Shares of common stock issuable from stock options	—	—	1,209,101	—
RSUs, PSUs, and MSUs subject to future vesting	—	—	459,945	—
Shares of common stock issuable from ESPP	—	—	86,068	—
Weighted-average common shares outstanding, diluted	150,382,584	150,278,399	152,649,473	149,978,697
Net (loss) income per share, basic	$(0.03)	$(0.06)	$0.02	$(0.42)
Net (loss) income per share, diluted	$(0.03)	$(0.06)	$0.02	$(0.42)

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
For the nine months ended September 30, 2026, potentially dilutive shares are included in the calculation of diluted net income per share using the treasury stock method. Capped calls are excluded from the calculation of diluted earnings per share as they would be anti-dilutive.
Since the Company reported net losses for the three and nine months ended September 30, 2025, diluted net loss per share is the same as basic net loss per share. All of the Company’s outstanding stock options, RSUs, PSUs, MSUs, and shares issuable under the ESPP were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive.
The following weighted-average potentially dilutive shares are excluded from the calculation of diluted earnings per share as they are anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSUs, PSUs, and MSUs subject to future vesting	8,578,763	7,603,190	4,714,048	7,647,901
Shares issuable pursuant to the ESPP	811,149	252,012	3,768	468,028
Shares of common stock issuable from stock options	1,382,376	2,638,716	—	2,855,451
Total	10,772,288	10,493,918	4,717,816	10,971,380
14.GEOGRAPHIC INFORMATION
The following table sets forth the Company’s revenues by geographic region, which is determined based on the billing location of the customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue by geographic region:
U.S.	$337,327	$288,735	$959,257	$829,475
Rest of the world	64,986	50,116	177,546	143,927
Total revenue	$402,313	$338,851	$1,136,803	$973,402
Percentage of revenue by geographic region:
U.S.	84%	85%	84%	85%
Rest of the world	16%	15%	16%	15%

Procore Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
15.RESTRUCTURING
In January 2026, the Company executed a reduction of 4% of its global workforce as part of its ongoing evaluation of its operations to ensure alignment of its workforce with, and to enable greater investment in key growth opportunities. The reduction in force was completed as of March 31, 2026.
The following table summarizes the severance and other benefit costs incurred during the nine months ended September 30, 2026 by line item within the condensed consolidated statement of operations and comprehensive income (loss) (in thousands) related to this restructuring event:

Cost of revenue	$1,002
Sales and marketing	2,428
Research and development	1,893
General and administrative	638
Total restructuring-related costs	$5,961
As of September 30, 2026, there was no liability remaining for restructuring-related costs.
16.SUBSEQUENT EVENTS
On October 30, 2026, the Board authorized a new stock repurchase program to repurchase up to $300.0 million of the Company’s outstanding common stock. The Company intends to opportunistically repurchase shares of its common stock from time to time through the open market, or other transactions in accordance with applicable law, in each case, subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of its common stock under this authorization. The timing of stock repurchases and the actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities, and will be subject to the discretion of the Company’s management within its authorization. The stock repurchase program will be funded using the Company’s working capital. The stock repurchase program does not obligate the Company to acquire any particular number of shares of the Company’s common stock, or any shares at all. The new stock repurchase program expires on October 30, 2027, and may be suspended or discontinued at any time at the Company’s discretion and without notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K dated February 24, 2026 (our “2025 Form 10-K”). You should review the disclosures under the sections titled “Special Note Regarding Forward-Looking Statements” and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and under Part I, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q dated July 31, 2026 (our “Q2 2026 Form 10-Q”) for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments, except as required by law.
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
Recent Developments
On September 9, 2026, we completed the acquisition of DroneDeploy for a purchase price of $845.0 million in cash, subject to certain adjustments for working capital, transaction expenses, cash, and indebtedness, among other things. In addition to the purchase price, we issued service-based restricted stock units (“RSUs”) to certain employees of DroneDeploy. In connection with our entry into an Agreement and Plan of Merger to acquire DroneDeploy , on August 6, 2026, we issued $950.0 million aggregate principal amount of 0.00% convertible senior notes due August 15, 2031 (the “2031 Notes”).
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
To support these efforts, beginning in 2024 and continuing through 2025, we evolved our GTM operating model by, among other things, transitioning to a general manager model, adding new product and technical specialists to our GTM teams, and increasing our sales headcount. We believe that the evolved GTM operating model will improve our long-term operating efficiency, best position us for sustainable long-term growth, and enhance our ability to capture our market opportunity. However, if we are not able to realize the benefits of this model, or otherwise fail to acquire new customers, retain existing customers, or expand existing customers’ use of our products, services, and platform, our business, financial condition, results of operations, and prospects will be adversely affected, potentially materially.
Despite macroeconomic challenges, we have seen an increase in the number of customers that contributed more than $100,000 of annual recurring revenue (“ARR”), which increased from 2,602 as of September 30, 2025 to 2,968 as of September 30, 2026, reflecting a year-over-year growth rate of 14%. The number of customers that contributed more than $100,000 of ARR represented 69% and 65% of our total ARR as of September 30, 2026 and 2025, respectively. As of September 30, 2026, 59%, 26%, and 15% of our ARR was generated from general contractors, owners, and specialty contractors, respectively. All aforementioned customer counts, and the customer ARR mix exclude customers acquired from business combinations that do not have standard Procore annual contracts.
In addition, our gross retention rate (“GRR”) was 95% as of both September 30, 2026 and September 30, 2025. Our GRR reflects only customer losses and does not reflect customer expansion or contraction. We believe our high GRR demonstrates that we serve a vital role in our customers’ operations, as the vast majority of our customers continue to use our products and platform and to renew their subscriptions. We believe that GRR is a key metric to understand our ability to retain our customer base, to evaluate whether our products and platform are addressing our customers’ needs throughout the year.
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
The following table presents our cRPO and non-current RPO at the end of each period:

	September 30,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
Remaining performance obligations
Current	$1,174,246	$911,220	$263,026	29%
Non-current	635,467	498,314	137,153	28%
Total remaining performance obligations	$1,809,713	$1,409,534	$400,179	28%
We believe that cRPO is a key metric to track our ability to win fixed revenue commitments from new customers and to expand and retain existing customers. However, as our average contract duration continues to lengthen due to increased purchases of multi-year subscriptions, our cRPO growth rate may not directly correlate with our actual or expected revenue growth in current or future periods. As of September 30, 2026, cRPO increased by $263.0 million, or 29%, year-over-year. Approximately 39% of the increase was attributable to existing customers, 40% was attributable to new customers, and 21% was attributable to DroneDeploy customers acquired during the twelve months ended September 30, 2026. We expect RPO to change from period to period primarily due to the size, timing, and duration of new customer contracts and customer renewals.
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
We intend to continue to invest in building additional products, services, offerings, features, and functionality that expand our capabilities and facilitate the extension of our platform. For example, in September 2026, we acquired DroneDeploy, a leader in reality capture and robotic automation, in January 2026, we acquired Toric Labs, Inc. (d/b/a Datagrid), a leader in agentic AI solutions for the construction industry, to accelerate our AI strategy, and in January 2025, we acquired Novorender AS, a leader in advanced building information modeling rendering technology, to enhance our capabilities for large-scale construction projects. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. While the impact of these developments are not yet material to our business, our future success is dependent on our ability to successfully develop or acquire, market, and sell existing and new products and services to both new and existing customers.

International Growth
We see international expansion as a major, and largely greenfield, opportunity for growth as we look to capture a larger part of the worldwide construction market. We have an international sales and marketing presence with offices in Sydney, Australia; Toronto, Canada; London, England; Dublin, Ireland; and Dubai, United Arab Emirates (“UAE”). As a result of our international efforts, we support multiple languages and currencies. Non-U.S. revenue as a percentage of our total revenue was 16% and 15% for the nine months ended September 30, 2026 and 2025, respectively. We determine the percentage of non-U.S. revenue based on the billing location of each customer. Fluctuations in foreign currencies may positively or negatively impact the amount of revenue that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars.
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
Macroeconomic Factors
Macroeconomic factors and geopolitical events that impact the construction industry, such as elevated inflation and responses by governments to address it, changing interest rates, volatility in capital markets, bank failures, fluctuations in foreign exchange rates, global pandemics, trade wars or shifting tariffs, evolving and potentially conflicting regulatory requirements, and wars and other conflicts may impact our customers’ spending as well as our operating expenses and cash flows. However, as such factors evolve, we continue to monitor the ways in which they may directly or indirectly impact our business, results of operations, and financial condition. See the section titled “Risk Factors” in Part II, Item 1A, of this Quarterly Report on Form 10-Q and our Q2 2026 Form 10-Q for further discussion.

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
Interest Expense
Interest expense consists primarily of costs associated with our finance leases and the amortization of debt issuance costs associated with the 2031 Notes.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Revenue	$402,313	$338,851	$1,136,803	$973,402
Cost of revenue(1)(2)(3)(4)	78,695	68,762	225,599	201,420
Gross profit	323,618	270,089	911,204	771,982
Operating expenses
Sales and marketing(1)(2)(3)(4)	149,971	144,290	444,937	424,871
Research and development(1)(2)(3)(4)	108,481	88,049	287,395	264,560
General and administrative(1)(3)(4)	72,348	52,780	197,398	164,093
Total operating expenses	330,800	285,119	929,730	853,524
Loss from operations	(7,182)	(15,030)	(18,526)	(81,542)
Interest income	7,573	4,826	16,517	15,838
Interest expense	(4,962)	(276)	(5,409)	(859)
Accretion income, net	391	2,068	2,102	6,542
Other income (expense), net	492	(210)	5,815	2,204
(Loss) income before provision for (benefit from) income taxes	(3,688)	(8,622)	499	(57,817)
Provision for (benefit from) income taxes	901	479	(2,738)	5,362
Net (loss) income	$(4,589)	$(9,101)	$3,237	$(63,179)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Revenue	100%	100%	100%	100%
Cost of revenue(1)(2)(3)(4)	20%	20%	20%	21%
Gross profit	80%	80%	80%	79%
Operating expenses
Sales and marketing(1)(2)(3)(4)	37%	43%	39%	44%
Research and development(1)(2)(3)(4)	27%	26%	25%	27%
General and administrative(1)(3)(4)	18%	16%	17%	17%
Total operating expenses	82%	84%	82%	88%
Loss from operations	(2%)	(4%)	(2%)	(8%)
Interest income	2%	1%	1%	2%
Interest expense	(1%)	0%	0%	0%
Accretion income, net	0%	1%	0%	1%
Other income (expense), net	0%	0%	1%	0%
(Loss) income before provision for (benefit from) income taxes	(1%)	(3%)	0%	(6%)
Provision for (benefit from) income taxes	(0%)	(0%)	(0%)	1%
Net (loss) income	(1%)	(3%)	0%	(6%)

(1)Includes stock-based compensation expense and amortization of capitalized stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Cost of revenue	$6,207	$6,155	$18,345	$17,291
Sales and marketing	18,672	16,658	57,420	49,197
Research and development	23,624	20,969	64,173	60,630
General and administrative	13,822	15,491	43,436	41,591
Total stock-based compensation expense*	$62,325	$59,273	$183,374	$168,709
*Includes amortization of capitalized stock-based compensation of $3.7 million and $3.1 million, respectively, for the three months ended September 30, 2026 and 2025; and $11.0 million and $8.7 million, respectively, for the nine months ended September 30, 2026 and 2025, which was initially capitalized as capitalized software and cloud-computing arrangement implementation costs.
(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Cost of revenue	$9,466	$7,659	$25,486	$23,276
Sales and marketing	1,577	3,346	3,603	9,998
Research and development	—	661	883	1,951
Total amortization of acquired intangible assets	$11,043	$11,666	$29,972	$35,225
(3)Includes employer payroll tax on employee stock transactions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Cost of revenue	$140	$181	$443	$642
Sales and marketing	558	560	1,882	2,439
Research and development	668	629	2,405	3,458
General and administrative	324	294	1,141	1,639
Total employer payroll tax on employee stock transactions	$1,690	$1,664	$5,871	$8,178

(4)Includes acquisition-related expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Cost of revenue	$307	$—	$307	$—
Sales and marketing	4,050	139	4,370	933
Research and development	9,416	695	15,003	2,439
General and administrative	12,788	238	15,331	779
Total acquisition-related expenses	$26,561	$1,072	$35,011	$4,151

Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
Revenue	$402,313	$338,851	$63,462	19%
During the three months ended September 30, 2026, our revenue increased by $63.5 million, or 19%, compared to the three months ended September 30, 2025, of which approximately 80% was attributable to revenue from existing customers, approximately 11% was attributable to revenue from new customers, and approximately 9% was attributable to revenue from DroneDeploy customers acquired during the three months ended September 30, 2026. The increase in revenue from existing customers includes the net benefit of a full quarter of subscription revenue in the third quarter of 2026 from customers that were newly acquired or expanded their subscriptions between the second quarter of 2025 and the first quarter of 2026 and continued or expanded their subscriptions, as applicable, in the third quarter of 2026.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
Cost of revenue	$78,695	$68,762	$9,933	14%
Gross profit	323,618	270,089	53,529	20%
Gross margin	80%	80%
The increase in cost of revenue during the three months ended September 30, 2026 was primarily attributable to a $3.2 million increase in third-party cloud hosting and related services as we grow our customer base. The increase in cost of revenue was also attributable to a $3.0 million increase in amortization of capitalized software development costs and a $1.8 million increase in amortization of developed technology intangible assets. Our cost of revenue headcount has remained relatively consistent since September 30, 2025.
Operating Expenses

	Three Months Ended September 30,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
Sales and marketing	$149,971	$144,290	$5,681	4%
The increase in sales and marketing expenses during the three months ended September 30, 2026 was primarily attributable to an increase of $8.5 million in personnel-related expenses, including increases of $6.4 million in salaries and wages and $2.0 million in stock-based compensation expense. The increase in sales and marketing expenses was also attributable to a $3.9 million increase in acquisition-related expenses. The increases in sales and marketing expenses were partially offset by a $5.7 million decrease in marketing program expenses. Our sales and marketing headcount has remained relatively consistent since September 30, 2025.

	Three Months Ended September 30,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
Research and development	$108,481	$88,049	$20,432	23%
The increase in research and development expenses during the three months ended September 30, 2026 was primarily attributable to an increase of $8.7 million in acquisition-related expenses. The increase in research and development expenses was also attributable to an increase of $4.7 million in personnel-related expenses, including increases of $2.7 million in stock-based compensation expense and $2.0 million in salaries and wages. The increase in research and development expenses was also attributable to a $3.8 million increase in computer software expenses and a $2.8 million increase in professional fees related to temporary contractor labor. We increased our research and development headcount by 17% since September 30, 2025, largely driven by the DroneDeploy acquisition.

	Three Months Ended September 30,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
General and administrative	$72,348	$52,780	$19,568	37%
The increase in general and administrative expenses during the three months ended September 30, 2026 was primarily attributable to a $12.5 million increase in acquisition-related expenses. The increase in general and administrative expenses was also attributable to an increase of $5.6 million in professional fees, including a $3.8 million increase in legal fees, which were predominantly related to an ongoing lawsuit with Oracle. The increase in general and administrative expenses was also driven by a $3.5 million increase in rent expense. Our general and administrative headcount has remained relatively consistent since September 30, 2025.
Interest Income, Interest Expense, Accretion Income, Net, Other Income, Net, and (Benefit from) Provision for Income Taxes

	Three Months Ended September 30,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
Interest income	$7,573	$4,826	$2,747	57%
Interest expense	4,962	276	4,686	*
Accretion income, net	391	2,068	(1,677)	(81%)
Other income (expense), net	492	(210)	702	*
Provision for (benefit from) income taxes	901	479	422	88%
* Percentage not meaningful
During the three months ended September 30, 2026, interest income increased by $2.7 million due to an increase in the balance of our money market funds and cash savings accounts.
During the three months ended September 30, 2026, interest expense increased by $4.7 million primarily due to an increase of $4.3 million in Bridge Facility issuance costs and an increase of $0.7 million in the accretion of debt issuance costs associated with the 2031 Notes.
During the three months ended September 30, 2026, accretion income, net decreased by $1.7 million due to a decrease in the balance of our marketable securities portfolio year over year.

Comparison of the Nine Months Ended September 30, 2026 and 2025
Revenue

	Nine Months Ended September 30,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
Revenue	$1,136,803	$973,402	$163,401	17%
During the nine months ended September 30, 2026, our revenue increased by $163.4 million, or 17%, compared to the nine months ended September 30, 2025, of which approximately 67% was attributable to revenue from existing customers, approximately 30% was attributable to revenue from new customers, and approximately 3% was attributable to revenue from DroneDeploy customers acquired during the nine months ended September 30, 2026. The increase in revenue from existing customers includes the net benefit of a full nine months of subscription revenue in the first nine months of 2026 from customers that were newly acquired or expanded their subscriptions in 2025 and continued or expanded their subscriptions, as applicable, in the first nine months of 2026.
Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended September 30,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
Cost of revenue	$225,599	$201,420	$24,179	12%
Gross profit	911,204	771,982	139,222	18%
Gross margin	80%	79%
The increase in cost of revenue during the nine months ended September 30, 2026 was primarily attributable to an increase of $11.3 million in amortization of capitalized software development costs. The increase in cost of revenue was also attributable to a $6.9 million increase in third-party cloud hosting and related services as we grow our customer base, a $2.2 million increase in amortization of developed technology intangible assets, and a $1.8 million increase in personnel-related expenses for salaries and wages. Our cost of revenue headcount has remained relatively consistent since September 30, 2025.
Operating Expenses

	Nine Months Ended September 30,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
Sales and marketing	$444,937	$424,871	$20,066	5%
The increase in sales and marketing expenses during the nine months ended September 30, 2026 was primarily attributable to an increase of $26.6 million in personnel-related expenses, including increases of $18.9 million in salaries and wages and $8.2 million in stock-based compensation expense. The increase in sales and marketing expenses was also attributable to an increase of $4.2 million in travel and entertainment, an increase of $3.4 million in acquisition-related expenses, and an increase of $1.7 million in computer software. The increases in sales and marketing expenses were partially offset by a $6.4 million decrease in amortization of customer relationship intangible assets, a $6.3 million decrease in marketing program expenses, and a $3.1 million decrease in professional fees related to temporary contractor labor. Our sales and marketing headcount has remained relatively consistent since September 30, 2025.

	Nine Months Ended September 30,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
Research and development	$287,395	$264,560	$22,835	9%
The increase in research and development expenses during the nine months ended September 30, 2026 was primarily attributable to an increase of $12.6 million in acquisition-related expenses. The increase in research and development expenses was also attributable to an increase of $6.2 million in computer software expenses, and an increase of $2.3 million in professional fees. We increased our research and development headcount by 17% since September 30, 2025, largely driven by the DroneDeploy acquisition.

	Nine Months Ended September 30,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
General and administrative	$197,398	$164,093	$33,305	20%
The increase in general and administrative expenses during the nine months ended September 30, 2026 was primarily attributable to an increase of $21.5 million in professional fees, including a $15.1 million increase in legal fees, which were predominantly related to an ongoing lawsuit with Oracle. The increase in general and administrative expenses was also driven by $14.6 million in acquisition-related expenses. The increases in general and administrative expenses was partially offset by a $1.8 million decrease in personnel-related expenses, including a decrease of $3.2 million in salaries and wages, partially offset by an increase of $1.9 million in stock-based compensation expense. Our general and administrative headcount has remained relatively consistent since September 30, 2025.
Interest Income, Interest Expense, Accretion Income, Net, Other Income, Net, and (Benefit from) Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2026	2025	Dollar	Percent

	(dollars in thousands)
Interest income	$16,517	$15,838	$679	4%
Interest expense	5,409	859	4,550	*
Accretion income, net	2,102	6,542	(4,440)	(68%)
Other income, net	5,815	2,204	3,611	*
(Benefit from) provision for income taxes	(2,738)	5,362	(8,100)	*
* Percentage not meaningful
During the nine months ended September 30, 2026, interest expense increased by $4.6 million primarily due to an increase of $4.3 million in Bridge Facility issuance costs and an increase of $0.7 million in the accretion of debt issuance costs associated with the 2031 Notes.
During the nine months ended September 30, 2026, accretion income, net decreased by $4.4 million due to a decrease in the balance of our marketable securities portfolio year over year.
During the nine months ended September 30, 2026, other income increased by $3.6 million primarily due to unrealized gains on strategic investments.

(Benefit from) income taxes for the nine months ended September 30, 2026, differs from provision for income taxes for the nine months ended September 30, 2025, primarily due to the release of a portion of our valuation allowance as a result of acquired deferred tax liabilities from the Datagrid and DroneDeploy acquisitions that are an available source of income to realize our deferred tax assets. Further, in the prior year, the Company recognized a one-time tax expense related to foreign tax on the realignment of intellectual property attributable to the Novorender acquisition.
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
The following tables present reconciliations of our GAAP financial measures to our non-GAAP financial measures for the periods presented:
Reconciliation of gross profit and gross margin to non-GAAP gross profit and non-GAAP gross margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollars in thousands)
Revenue	$402,313	$338,851	$1,136,803	$973,402
Gross profit	323,618	270,089	911,204	771,982
Stock-based compensation expense	6,207	6,155	18,345	17,291
Amortization of acquired technology intangible assets	9,466	7,659	25,486	23,276
Employer payroll tax on employee stock transactions	140	181	443	642
Acquisition-related expenses	307	—	307	—
Non-GAAP gross profit	$339,738	$284,084	$955,785	$813,191
Gross margin	80%	80%	80%	79%
Non-GAAP gross margin	84%	84%	84%	84%

Reconciliation of operating expenses to non-GAAP operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollars in thousands)
Revenue	$402,313	$338,851	$1,136,803	$973,402

GAAP sales and marketing	149,971	144,290	444,937	424,871
Stock-based compensation expense	(18,672)	(16,658)	(57,420)	(49,197)
Amortization of acquired intangible assets	(1,577)	(3,346)	(3,603)	(9,998)
Employer payroll tax on employee stock transactions	(558)	(560)	(1,882)	(2,439)
Acquisition-related expenses	(4,050)	(139)	(4,370)	(933)
Non-GAAP sales and marketing	$125,114	$123,587	$377,662	$362,304
GAAP sales and marketing as a percentage of revenue	37%	43%	39%	44%
Non-GAAP sales and marketing as a percentage of revenue	31%	36%	33%	37%

GAAP research and development	$108,481	$88,049	$287,395	$264,560
Stock-based compensation expense	(23,624)	(20,969)	(64,173)	(60,630)
Amortization of acquired intangible assets	—	(661)	(883)	(1,951)
Employer payroll tax on employee stock transactions	(668)	(629)	(2,405)	(3,458)
Acquisition-related expenses	(9,416)	(695)	(15,003)	(2,439)
Non-GAAP research and development	$74,773	$65,095	$204,931	$196,082
GAAP research and development as a percentage of revenue	27%	26%	25%	27%
Non-GAAP research and development as a percentage of revenue	19%	19%	18%	20%

GAAP general and administrative	$72,348	$52,780	$197,398	$164,093
Stock-based compensation expense	(13,822)	(15,491)	(43,436)	(41,591)
Employer payroll tax on employee stock transactions	(324)	(294)	(1,141)	(1,639)
Acquisition-related expenses	(12,788)	(238)	(15,331)	(779)
Non-GAAP general and administrative	$45,414	$36,757	$137,490	$120,084
GAAP general and administrative as a percentage of revenue	18%	16%	17%	17%
Non-GAAP general and administrative as a percentage of revenue	11%	11%	12%	12%

Reconciliation of loss from operations and operating margin to non-GAAP income from operations and non-GAAP operating margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollars in thousands)
Revenue	$402,313	$338,851	$1,136,803	$973,402
Loss from operations	(7,182)	(15,030)	(18,526)	(81,542)
Stock-based compensation expense	62,325	59,273	183,374	168,709
Amortization of acquired intangible assets	11,043	11,666	29,972	35,225
Employer payroll tax on employee stock transactions	1,690	1,664	5,871	8,178
Acquisition-related expenses	26,561	1,072	35,011	4,151
Non-GAAP income from operations	$94,437	$58,645	$235,702	$134,721
Operating margin	(2%)	(4%)	(2%)	(8%)
Non-GAAP operating margin	23%	17%	21%	14%

Liquidity and Capital Resources
As of September 30, 2026, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $613.9 million, which were held in money market funds, U.S. treasury securities, corporate notes and obligations, commercial paper, checking accounts, and savings accounts. Our investments in marketable securities are exposed to interest rate risk; however, due to the short-term nature of our investments, we do not anticipate being exposed to material risks due to changes in interest rates.
As of September 30, 2026, we had outstanding letters of credit, on an unsecured basis, totaling approximately $8.1 million to secure various leased office facilities in the U.S. and Australia.
Our cash sources primarily consist of cash generated from sales to our customers, proceeds from our 2031 Notes, maturities of our marketable securities, proceeds from employees through stock option exercises and our employee stock purchase plan (“ESPP”), and interest income on our marketable securities, money market funds, and savings account balances.
Our cash requirements are primarily for operating expenses, which include personnel-related costs, purchase obligations primarily for hosting and software licenses and other services, lease obligations, and capital expenditures for our employees and offices. We also fund investments which help drive our strategic business growth through acquisitions and investments in equity securities and limited partnership funds. In February 2025, we began using cash to fund withholding taxes due upon the vesting of employee RSUs by net share settlement, rather than our previous approach of selling shares of our common stock issued to employees to cover applicable withholding taxes. We also use working capital to fund repurchases under our stock repurchase program. Our debt obligations consist of outstanding principal of $950.0 million under the 2031 notes as of September 30, 2026, which mature on August 15, 2031, and which may accrue special interest as described below.
On September 9, 2026, we completed the acquisition of DroneDeploy for approximately $845.0 million in total cash consideration and on January 16, 2026, we completed the acquisition of Datagrid for approximately $168.0 million in total cash consideration, both subject to certain adjustments for working capital, transaction expenses, cash, and indebtedness, among other things, as described in Note 6 of our condensed consolidated financial statements.
On August 6, 2026, we issued $950.0 million aggregate principal amount of the 2031 Notes. Net proceeds from the 2031 Notes were $927.3 million after deducting the initial purchasers discounts and offering expenses of $22.7 million paid by us. The 2031 Notes are general, senior unsecured obligations and will mature on August 15, 2031, unless earlier converted, redeemed, or repurchased. The 2031 Notes do not bear regular interest and the principal amount of the 2031 Notes will not accrete. Special interest will accrue on the 2031 Notes in the circumstances and at the rates provided in an indenture dated August 6, 2026 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee. The outstanding principal of the 2031 Notes was $950.0 million as of September 30, 2026. Refer to Note 9 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about the Indenture and the 2031 Notes.
In connection with the offering of the 2031 Notes, we entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions at an initial strike price of $82.89 per share, which corresponds to the initial conversion price of the 2031 Notes for a total cost of $59.1 million. The Capped Calls cover, subject to customary adjustments substantially similar to those applicable to the 2031 Notes, the number of shares of our common stock initially underlying the 2031 Notes. The Capped Calls are expected to reduce potential dilution to our common stock upon conversion of the 2031 Notes, and/or offset any cash payments that we are required to make in excess of the principal amount of converted 2031 Notes, as the case may be, with such reduction subject to a cap based on a cap price initially equal to $110.52 per share (which represents a premium of 100% over the last reported sale price of our common stock of $55.26 per share on the New York Stock Exchange on August 3, 2026), and is subject to certain adjustments under the terms of the Capped Calls.
During the nine months ended September 30, 2026, we had a $29.7 million decrease in contractual commitments beyond those disclosed in our 2025 Form 10-K, related to the Carpinteria lease modifications. The Company modified its office leases in Carpinteria, California to extend the term of its primary core lease space and decline renewal extensions for its remaining office suites. In the next 12 months, we have operating lease obligations of $0.5 million related to leases that commenced during the nine months ended September 30, 2026. Beyond the next 12 months, we have additional net contractual commitments for operating lease obligations of $29.4 million related to leases that commenced during the nine months ended September 30, 2026. There have been no other material changes to our contractual obligations from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K. We believe our existing cash, cash equivalents, and marketable securities will be sufficient to meet our needs for at least the next 12 months. While we have generated positive cash flows from operations in recent years, we have a limited history of generating profit from operations, as reflected in our accumulated deficit of $1.3 billion as of September 30, 2026. We may not maintain profitability in future periods and may require additional capital resources to execute strategic initiatives to grow our business.
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
As of September 30, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$260,322	$185,328
Net cash used in investing activities	(760,268)	(95,080)
Net cash provided by (used in) financing activities	580,914	(171,770)

Operating Activities
Our largest source of cash from operating activities is collections from the sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting and software license expenses, and overhead.
Net cash provided by operating activities was $260.3 million during the nine months ended September 30, 2026 which resulted from net income of $3.2 million, which includes cash paid for transaction expenses and accelerated vesting related to our acquisitions, adjusted for non-cash charges of $258.1 million and a net cash inflow of $1.0 million from changes in operating expenses and liabilities. The $1.0 million of net cash inflow as a result of changes in our operating assets and liabilities primarily reflected the following:
•a $24.4 million increase in deferred contract cost assets related to commissions as a result of additional customer contracts closed during the period;
•a $24.4 million increase in prepaid expenses and other current assets primarily due to timing of cash payments to our vendors;

•a $11.0 million decrease in deferred revenue primarily due to timing of billings and seasonality; and
•a $2.5 million decrease in operating lease liabilities related to lease payments.
These changes in our operating assets and liabilities were partially offset by the following:
•a $38.5 million decrease in accounts receivable primarily due to timing of billings and cash receipts from customers; and
•a $18.2 million increase in accounts payable primarily due to timing of cash payments to our vendors.
•a $4.7 million increase in accrued expenses and other liabilities primarily due to the size and timing of bonus and commission accruals and payouts, accrued ESPP contributions, payroll, and timing of cash payments to our vendors.
Net cash provided by operating activities was $185.3 million during the nine months ended September 30, 2025, which resulted from a net loss of $63.2 million, adjusted for non-cash charges of $244.2 million and net cash inflow of $4.4 million from changes in operating assets and liabilities. The $4.4 million of net cash inflows as a result of changes in our operating assets and liabilities primarily reflected the following:
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

Investing Activities
Net cash used in investing activities of $760.3 million during the nine months ended September 30, 2026 consisted of cash outflows for business combinations of $949.4 million, capitalized software development costs of $52.7 million, purchases of property and equipment of $14.1 million, and purchases of strategic investments of $1.7 million; partially offset by $150.4 million in maturities of marketable securities, $106.7 million in sales of marketable securities, and $0.5 million in sales of strategic investments.
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

Financing Activities
Net cash provided by financing activities of $580.9 million during the nine months ended September 30, 2026 consisted of proceeds from issuance of convertible notes of $950.0 million, $18.6 million increase in funds held for customers, proceeds from employee purchases under the ESPP of $13.0 million, and proceeds from stock option exercises of $6.8 million; partially offset by repurchases of our common stock of $275.0 million, purchase of $59.1 million of the Capped Calls, payments of tax withholding for net share settlement of $49.2 million, payments of debt issuance costs of $22.7 million, payments on our finance lease obligations of $0.7 million, and payments of deferred asset acquisition consideration of $0.6 million.
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
Stock Repurchase Program
On November 3, 2025, our board of directors (our “Board”) authorized a stock repurchase program to repurchase up to $300.0 million of our outstanding common stock. The stock repurchase program was funded using our working capital. The stock repurchase program expired on November 3, 2026.
During the nine months ended September 30, 2026, we repurchased and retired a total of 4,932,407 shares of our common stock at a weighted average per share price of $55.77 for an aggregate amount of $275.1 million, which includes the transaction costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022. Of the 4,932,407 shares we repurchased during the nine months ended September 30, 2026, 3,166,847 shares were repurchased in privately negotiated transactions effected with or through one or more purchasers of the 2031 Notes or their respective affiliates. Such repurchases were authorized separately from, and were not a part of, the authorized stock repurchase program.
On October 30, 2026, our Board authorized a new stock repurchase program to repurchase up to $300.0 million of our outstanding common stock. The new stock repurchase program expires on October 30, 2027, and may be suspended or discontinued at any time at our discretion and without notice. See Part II, Item 5 (“Other Information”) in this Quarterly Report on Form 10-Q for more information.
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
Our significant accounting policies are described in Note 2 of our condensed consolidated financial statements. Our critical accounting policies and more significant judgments and estimates used in the preparation of our financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K. Other than those discussed in Note 2 of our condensed consolidated financial statements, there have been no significant changes to these policies for the nine months ended September 30, 2026.

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
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $613.9 million as of September 30, 2026. Cash, cash equivalents, and marketable securities consist of money market funds, U.S. treasury securities, corporate notes and obligations, commercial paper, checking accounts, and savings accounts. The cash and cash equivalents are held for working capital and general corporate purposes. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of September 30, 2026, a hypothetical 100 basis points increase or decrease in interest rates would not have a material impact on the fair market value of our portfolio. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
The $950.0 million aggregate principal of our 2031 Notes does not bear regular interest, and the principal amount of the 2031 Notes will not accrete. Special interest will accrue on the 2031 Notes in the circumstances and at the fixed rates provided in the Indenture. Accordingly, we do not have economic interest rate exposure on the 2031 Notes.
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

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2026, the end of the period covered by this report.
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
There have not been any changes in internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are, and may in the future become, involved in or subject to various legal proceedings arising in the ordinary course of business. Refer to Note 10 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of legal proceedings.
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and in Part II, Item 1A, “Risk Factors,” in our Q2 2026 Form 10-Q, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes thereto, before making a decision to invest in our common stock. The risks and uncertainties described below and in Part II, Item 1A, “Risk Factors,” in our Q2 2026 Form 10-Q are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of such future risks or any of the following risks occur, our business, financial condition, results of operations, and prospects could be materially adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Servicing our debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to service our debt.
Our ability to make repayments of the principal of, to pay interest, if any, on, or to refinance our indebtedness, including the 2031 Notes, and to pay any cash amounts upon conversion of the 2031 Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
Holders of the 2031 Notes will have the right, subject to certain conditions and except as described in the Indenture, to require us to repurchase all or any portion of their 2031 Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2031 Notes to be repurchased, plus accrued and unpaid special interest, if any, up to, but excluding, the fundamental change repurchase date. Upon maturity of the 2031 Notes, we must pay the principal amount of the 2031 Notes plus accrued and unpaid special interest, if any, in cash, unless the 2031 Notes have been previously repurchased, redeemed, or converted. In addition, upon conversion of the 2031 Notes, we will be required to make cash payments for each $1,000 in principal amount of 2031 Notes converted of at least the lesser of $1,000 and the sum of the daily conversion values. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2031 Notes surrendered therefor or pay cash with respect to 2031 Notes being converted. In addition, our future debt may prohibit us from making any cash payments on the conversion or repurchase of the 2031 Notes if an event of default exists thereunder or making any cash payments upon a fundamental change. Our ability to repurchase the 2031 Notes or to pay cash upon conversions or at maturity of the 2031 Notes may also be limited by law or by regulatory authority. Our failure to repurchase 2031 Notes at a time when the repurchase is required by the Indenture or to pay any cash payable on future conversions or at maturity of the 2031 Notes as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2031 Notes or make cash payments upon conversions thereof.

Conversion of the 2031 Notes may dilute the ownership interest of our stockholders, depress the price of our common stock, or otherwise materially adversely affect our business, financial condition, results of operations, and prospects.
The conversion of some or all of the 2031 Notes may dilute the ownership interests of our stockholders. Upon conversion of the 2031 Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2031 Notes being converted. If we elect to settle the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2031 Notes being converted in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2031 Notes may encourage short selling by market participants because the conversion of the 2031 Notes could be used to satisfy short positions, or anticipated conversion of the 2031 Notes into shares of our common stock could depress the price of our common stock.
In the event the conditional conversion feature of the 2031 Notes is triggered, holders of 2031 Notes will be entitled to convert their 2031 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2031 Notes, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2031 Notes, we would be required under applicable accounting rules to reclassify all or any portion of the outstanding principal of the 2031 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for the 2031 Notes could adversely affect our reported earnings and financial condition
The accounting method for reflecting the 2031 Notes on our balance sheet, accruing interest expense for the 2031 Notes, and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
In August 2020, the Financial Accounting Standards Board published an Accounting Standards Update 2020-06 (“ASU 2020-06”), which simplifies certain of the accounting standards that apply to convertible notes. In accordance with ASU 2020-06 the 2031 Notes are reflected as a liability on our condensed consolidated balance sheets, with the initial carrying amount equal to the principal amount of the 2031 Notes, net of issuance costs. The issuance costs are treated as a debt discount for accounting purposes, and are amortized into interest expense over the term of the 2031 Notes. As a result of this amortization, we will recognize interest expense for the 2031 Notes for accounting purposes which is greater than the cash interest payments of 0.00% on the 2031 Notes, which will result in lower reported net income.
In addition, the shares of common stock underlying the 2031 Notes are reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, diluted earnings per share generally is calculated assuming that all the 2031 Notes were converted into cash and shares of common stock at the beginning of the reporting period based on the average market price of common stock determined in accordance with applicable accounting rules, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share.
Furthermore, if any of the conditions to the convertibility of the 2031 Notes is satisfied, then we will be required under applicable accounting standards to reclassify the liability carrying value of the 2031 Notes as a current, rather than a long-term liability. This reclassification could be required even if no noteholders convert their 2031 Notes and could materially reduce our reported working capital.

Certain provisions in the Indenture governing the 2031 Notes may delay or prevent an otherwise beneficial takeover attempt of us.
Certain provisions in the Indenture may make it more difficult or expensive for a third party to acquire us. For example, except as otherwise set forth in the Indenture, the Indenture will require us to repurchase the 2031 Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its 2031 Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the 2031 Notes and/or increase the conversion rate, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.
The Capped Calls may affect the value of the market price of our common stock and subject us to counterparty risk.
In connection with the pricing of the 2031 Notes, we entered into privately negotiated Capped Calls with certain financial institutions (collectively, the “option counterparties”). The Capped Calls cover, subject to customary adjustments substantially similar to those applicable to the 2031 Notes, the number of shares of our common stock initially underlying the 2031 Notes. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of the 2031 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2031 Notes, as the case may be, with such reduction and/or offset subject to a cap.
The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2031 Notes (and are likely to do so during any observation period related to a conversion of 2031 Notes, following any redemption of the 2031 Notes or any repurchase of the 2031 Notes upon a fundamental change, or, to the extent we exercise the relevant election under the Capped Calls, following any other repurchase of the 2031 Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock. We cannot predict the direction or magnitude of any potential effect that Capped Calls may have on the price of our common stock. In addition, we do not make any representation that the option counterparties or their respective affiliates will not discontinue the Capped Calls without notice.
The option counterparties are financial institutions, and we are subject to the risk that one or more of the option counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the Capped Calls. Our exposure to the credit risk of the option counterparties is not secured by any collateral.
Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions and could adversely affect the option counterparties’ performance under the Capped Calls. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Call with such option counterparty. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by an option counterparty, we may suffer adverse tax consequences or more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.
In addition, the terms of the Capped Calls may be subject to adjustment, modification or, in some cases, renegotiation in the event of certain corporate and other transactions. The Capped Calls may not operate as we intend in the event that we are required to adjust the terms of such instruments as a result of transactions in the future or in the event of other unanticipated developments that may adversely affect the functioning of the Capped Calls.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
On November 3, 2025, our Board authorized a stock repurchase program (the “2025 Stock Repurchase Program”) to repurchase up to $300.0 million of our outstanding common stock. The 2025 Stock Repurchase Program expired on November 3, 2026.
The following table summarizes the stock repurchase activity and the approximate dollar value of shares that may yet be purchased pursuant to the 2025 Stock Repurchase Program for the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased Under Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)
July 1 - July 31	—	$—	—	$199,978
August 1 - August 31(2)	3,166,847	$55.28	3,166,847	$199,978
September 1 - September 30	—	$—	—	$199,978
Total	3,166,847		3,166,847	$199,978
(1) The average price paid per share includes transaction costs associated with the stock repurchase and excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.
(2) Following the completion of the offering of the 2031 Notes, we used $175.1 million of the net proceeds from the offering to repurchase 3,166,847 shares of our outstanding common stock concurrently with the pricing of the 2031 Notes. Such repurchases were made in privately negotiated transactions effected with or through one or more purchasers of the 2031 Notes or their respective affiliates. Such repurchases were authorized separately from, and were not a part of, our authorized stock repurchase program. As such, such repurchases did not reduce the approximate dollar value of shares that may yet be purchased under our authorized stock repurchase program.
Items 3 and 4 are not applicable and have been omitted.

Item 5. Other Information
Stock Repurchase Program
On October 30, 2026, the Board authorized a new stock repurchase program to repurchase up to $300.0 million of our outstanding common stock. We intend to opportunistically repurchase shares of our common stock from time to time through the open market, or other transactions in accordance with applicable law, in each case, subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of our common stock under this authorization. The timing of stock repurchases and the actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities, and will be subject to the discretion of our management within its authorization. The stock repurchase program will be funded using our working capital. The stock repurchase program does not obligate us to acquire any particular number of shares of our common stock, or any shares at all. The new stock repurchase program expires on October 30, 2027, and may be suspended or discontinued at any time at our discretion and without notice.
Insider Trading Arrangements
During the quarterly period ended September 30, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities as set forth in the table below.

			Type of Trading Arrangement

Name and Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold(3)	Expiration Date
Benjamin Singer, Chief Legal Officer and Corporate Secretary(4)	Adoption	September 14, 2026	x		115,112	December 14, 2027

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

Item 6. Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger by and among Procore Technologies, Inc., DF Merger Sub, Inc., DroneDeploy, Inc., and Fortis Advisors LLC, as the Stockholder Representative, dated as of July 27, 2026	8-K	001-40396	2.1	July 29, 2026
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40396	3.1	May 24, 2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40396	3.1	December 6, 2024

4.1	Indenture by and between Procore Technologies, Inc. and U.S. Bank Trust Company, National Association, as Trustee, dated as of August 6, 2026	8-K	001-40396	4.1	August 6, 2026
4.2	Form of Global Note, representing Procore Technologies, Inc.'s 0.00% Convertible Senior Notes due 2031	8-K	001-40396	4.2	August 6, 2026
10.1	Commitment Letter by and between Procore Technologies, Inc. and Goldman Sachs Bank USA, dated as of July 27, 2026	8-K	001-40396	10.1	July 29, 2026

10.2	Form of Confirmation for Capped Call Transactions	8-K	001-40396	10.1	August 6, 2026
31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer

32.2*#	Section 906 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	The exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act. The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon request.
*	Filed herewith.

#	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Procore Technologies, Inc.

Date: November 5, 2026	By:	/s/ Ajei S. Gopal
Ajei S. Gopal
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Rachel R. Pyles
Rachel R. Pyles
Chief Financial Officer and Treasurer (Principal Financial Officer)